Form 10-Q
period 2020-09-30
Huron Consulting Group Inc.
filed 2020-11-02
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 26, 2020, 22,871,243 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$74,745	$11,604
Receivables from clients, net of allowances of $8,520 and $8,907, respectively	94,644	116,571
Unbilled services, net of allowances of $2,734 and $2,994, respectively	78,346	79,937
Income tax receivable	244	2,376
Prepaid expenses and other current assets	11,853	14,248
Total current assets	259,832	224,736
Property and equipment, net	34,879	38,413
Deferred income taxes, net	11,425	1,145
Long-term investments	66,122	54,541
Operating lease right-of-use assets	50,499	54,954
Other non-current assets	58,944	52,177
Intangible assets, net	22,250	31,625
Goodwill	586,730	646,680
Total assets	$1,090,681	$1,104,271
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,838	$7,944
Accrued expenses and other current liabilities	23,646	18,554
Accrued payroll and related benefits	105,276	141,605
Current maturities of long-term debt	540	529
Current maturities of operating lease liabilities	9,058	7,469
Deferred revenues	31,768	28,443
Total current liabilities	175,126	204,544
Non-current liabilities:
Deferred compensation and other liabilities	44,699	28,635
Long-term debt, net of current portion	250,917	208,324
Operating lease liabilities, net of current portion	64,318	69,233
Deferred income taxes, net	555	8,070
Total non-current liabilities	360,489	314,262
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,444,128 and 25,144,764 shares issued at September 30, 2020 and December 31, 2019, respectively	247	247
Treasury stock, at cost, 2,571,266 and 2,425,430 shares at September 30, 2020 and December 31, 2019, respectively	(129,438)	(128,348)
Additional paid-in capital	454,153	460,781
Retained earnings	220,146	237,849
Accumulated other comprehensive income	9,958	14,936
Total stockholders’ equity	555,066	585,465
Total liabilities and stockholders’ equity	$1,090,681	$1,104,271
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues and reimbursable expenses:
Revenues	$205,304	$219,289	$645,780	$644,488
Reimbursable expenses	2,860	23,636	25,133	65,787
Total revenues and reimbursable expenses	208,164	242,925	670,913	710,275
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	145,459	143,034	451,221	422,442
Amortization of intangible assets and software development costs	1,370	1,162	4,005	3,450
Reimbursable expenses	2,840	23,571	25,095	65,897
Total direct costs and reimbursable expenses	149,669	167,767	480,321	491,789
Operating expenses and other losses (gains), net
Selling, general and administrative expenses	38,561	48,123	126,864	151,409
Restructuring charges	59	127	1,777	2,156
Litigation and other gains	—	(630)	(150)	(1,571)
Depreciation and amortization	6,176	6,962	18,483	21,285
Goodwill impairment charges	—	—	59,816	—
Total operating expenses and other losses (gains), net	44,796	54,582	206,790	173,279
Operating income (loss)	13,699	20,576	(16,198)	45,207
Other income (expense), net:
Interest expense, net of interest income	(2,259)	(4,374)	(7,516)	(13,156)
Other income (expense), net	2,035	(82)	687	2,830
Total other income (expense), net	(224)	(4,456)	(6,829)	(10,326)
Income (loss) from continuing operations before taxes	13,475	16,120	(23,027)	34,881
Income tax expense (benefit)	2,388	2,414	(5,413)	7,256
Net income (loss) from continuing operations	11,087	13,706	(17,614)	27,625
Loss from discontinued operations, net of tax	(29)	(52)	(89)	(195)
Net income (loss)	$11,058	$13,654	$(17,703)	$27,430
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.50	$0.62	$(0.81)	$1.26
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.50	$0.62	$(0.81)	$1.25
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.50	$0.61	$(0.81)	$1.23
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.50	$0.61	$(0.81)	$1.22
Weighted average shares used in calculating earnings (loss) per share:
Basic	21,905	22,052	21,868	21,973
Diluted	22,175	22,561	21,868	22,425
Comprehensive income:
Net income (loss)	$11,058	$13,654	$(17,703)	$27,430
Foreign currency translation adjustments, net of tax	381	(630)	(294)	(673)
Unrealized gain (loss) on investment, net of tax	4,885	1,168	(1,051)	7,740
Unrealized loss on cash flow hedging instruments, net of tax	(243)	(149)	(3,633)	(998)
Other comprehensive income (loss)	5,023	389	(4,978)	6,069
Comprehensive income (loss)	$16,081	$14,043	$(22,681)	$33,499
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	24,586,236	$246	(2,786,798)	$(128,646)	$450,391	$209,088	$4,935	$536,014
Comprehensive income						11,058	5,023	16,081
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	51,860	1	(4,130)	(212)	211			—
Exercise of stock options	6,800	—			179			179
Share-based compensation					3,372			3,372
Shares redeemed for employee tax withholdings			(12,468)	(580)				(580)
Balance at September 30, 2020	24,644,896	$247	(2,803,396)	$(129,438)	$454,153	$220,146	$9,958	$555,066

Balance at June 30, 2019	24,711,193	$247	(2,742,826)	$(127,133)	$463,190	$209,882	$22,175	$568,361
Comprehensive income						13,654	389	14,043
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	58,164	1	(3,741)	(169)	168			—
Exercise of stock options	10,000	—			235			235
Share-based compensation					5,664			5,664
Shares redeemed for employee tax withholdings			(12,657)	(746)				(746)
Balance at September 30, 2019	24,779,357	$248	(2,759,224)	$(128,048)	$469,257	$223,536	$22,564	$587,557

	Nine Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	24,603,308	$247	(2,763,302)	$(128,348)	$460,781	$237,849	$14,936	$585,465
Comprehensive income						(17,703)	(4,978)	(22,681)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	321,986	3	94,180	6,707	(6,710)			—
Exercise of stock options	33,600	—			825			825
Share-based compensation					20,135			20,135
Shares redeemed for employee tax withholdings			(134,274)	(7,797)				(7,797)
Share repurchases	(313,998)	(3)			(20,878)			(20,881)
Balance at September 30, 2020	24,644,896	$247	(2,803,396)	$(129,438)	$454,153	$220,146	$9,958	$555,066

Balance at December 31, 2018	24,418,252	$244	(2,671,962)	$(124,794)	$452,573	$196,106	$16,495	$540,624
Comprehensive income						27,430	6,069	33,499
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	331,105	4	21,433	1,952	(1,956)			—
Exercise of stock options	30,000	—			703			703
Share-based compensation					17,937			17,937
Shares redeemed for employee tax withholdings			(108,695)	(5,206)				(5,206)
Balance at September 30, 2019	24,779,357	$248	(2,759,224)	$(128,048)	$469,257	$223,536	$22,564	$587,557
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(17,703)	$27,430
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	22,511	25,410
Non-cash lease expense	5,844	6,413
Lease impairment charge	—	805
Share-based compensation	18,559	18,094
Amortization of debt discount and issuance costs	595	8,066
Goodwill impairment charges	59,816	—
Allowances for doubtful accounts	539	191
Deferred income taxes	(16,125)	(262)
Loss on sale of business	102	—
Change in fair value of contingent consideration liabilities	—	(1,506)
Changes in operating assets and liabilities, net of divestiture:
(Increase) decrease in receivables from clients, net	23,493	(6,817)
(Increase) decrease in unbilled services, net	1,597	(30,163)
(Increase) decrease in current income tax receivable / payable, net	9,455	10,561
(Increase) decrease in other assets	(3,426)	(4,160)
Increase (decrease) in accounts payable and other liabilities	(5,272)	(3,565)
Increase (decrease) in accrued payroll and related benefits	(25,290)	(1,850)
Increase (decrease) in deferred revenues	3,290	3,098
Net cash provided by operating activities	77,985	51,745
Cash flows from investing activities:
Purchases of property and equipment, net	(5,731)	(10,024)
Purchases of investment securities	(13,000)	—
Investment in life insurance policies	(2,026)	(4,434)
Purchases of businesses	(801)	(2,500)
Capitalization of internally developed software costs	(6,830)	(7,462)
Net cash used in investing activities	(28,388)	(24,420)
Cash flows from financing activities:
Proceeds from exercises of stock options	825	703
Shares redeemed for employee tax withholdings	(7,797)	(5,206)
Share repurchases	(22,115)	—
Proceeds from bank borrowings	283,000	105,500
Repayments of bank borrowings	(240,396)	(105,885)
Payments for debt issuance costs	—	(1,498)
Payments of contingent consideration liabilities	—	(4,674)
Net cash provided by (used in) financing activities	13,517	(11,060)
Effect of exchange rate changes on cash	27	38
Net increase in cash and cash equivalents	63,141	16,303
Cash and cash equivalents at beginning of the period	11,604	33,107
Cash and cash equivalents at end of the period	$74,745	$49,410
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable, accrued expenses and accrued payroll and related benefits	$2,049	$3,085
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,456	$3,628
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

1. Description of Business
Huron is a global consultancy that collaborates with clients to drive strategic growth, ignite innovation and navigate constant change. Through a combination of strategy, expertise and creativity, Huron helps clients accelerate operational, digital and cultural transformation, enabling the change they need to own their future. By embracing diverse perspectives, encouraging new ideas and challenging the status quo, Huron creates sustainable results for the organizations it serves.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2020 and 2019. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
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
In the third quarter of 2020, we identified an error on our previously reported consolidated balance sheet as of March 31, 2020 and June 30, 2020, which resulted in an overstatement of unbilled services by $0.6 million and $0.8 million, respectively. The error also impacted our previously reported consolidated statement of operations for the three months ended March 31, 2020 and June 30, 2020, which resulted in an overstatement of revenues by $0.6 million and $0.2 million, respectively, and an overstatement of net income by $0.4 million and $0.2 million, respectively. For the six months ended June 30, 2020, the error resulted in an overstatement of revenues and net income by $0.8 million and $0.6 million, respectively. This error related to a revenue recognition calculation error for a specific fee component of one contract within our Healthcare segment. This error was corrected in the third quarter of 2020 by decreasing revenues and unbilled services by $0.8 million, and resulted in a $0.6 million decrease to net income in the third quarter of 2020. This error, which was not material to the first, second, or third quarter 2020 results, had no impact on our consolidated balance sheet as of September 30, 2020 or our consolidated statement of operations for the nine months ended September 30, 2020.
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
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2020.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2019:
Goodwill	$636,810	$302,057	$103,889	$1,042,756
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2019	428,729	114,062	103,889	646,680
Goodwill recorded in connection with a business acquisition (1)	—	—	495	495
Goodwill impairment charge	—	(59,816)	—	(59,816)
Foreign currency translation	—	(629)	—	(629)
Goodwill, net as of September 30, 2020	$428,729	$53,617	$104,384	$586,730
(1)On August 1, 2020, we completed the acquisition of B3i Analytics, LLC, a software firm that provides a software as a solution ("SaaS") application to leverage internal and external data to help higher education institutions forecast research revenue. The results of operations of the acquired business is included in our consolidated financial statements and results of operations of our Education segment from the date of acquisition. This acquisition is not significant to our consolidated financial statements.
First Quarter 2020 Goodwill Impairment Charges
The worldwide spread of the coronavirus (COVID-19) in the first quarter of 2020 created significant volatility, uncertainty and disruption to the global economy. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how we expect it will continue to negatively impact our clients, employees and business partners. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expected it to have an unfavorable impact on sales, increase uncertainty in the backlog and negatively impact full year 2020 results. The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities, which may be considered by our clients to be more discretionary in nature, and the duration of the projects within these practices are typically short-term. Therefore, due to the uncertainty caused by the COVID-19 pandemic, we are cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, during the first quarter of 2020 we believed that the fair value of these two reporting units no longer exceeded their carrying values and performed an interim impairment test on both reporting units as of March 31, 2020.
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
In the second and third quarters of 2020, we did not identify any indicators that would lead us to believe that the fair values of any of our reporting units may not exceed their carrying values, nor did we identify any indicators that would lead us to believe that the carrying values of the long-lived assets allocated to our asset groups may not be recoverable.
Intangible Assets
Intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following:

		As of September 30, 2020		As of December 31, 2019
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$83,287	$64,757	$87,577	$61,882
Trade names	5 to 6	28,930	26,788	28,930	25,894
Technology and software	5	5,800	5,053	5,694	4,321
Non-competition agreements	5	1,880	1,441	2,220	1,447
Customer contracts	2	800	408	800	52
Total		$120,697	$98,447	$125,221	$93,596
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Intangible asset amortization expense was $3.2 million and $4.2 million for the three months ended September 30, 2020 and 2019, respectively; and $9.6 million and $13.0 million for the nine months ended September 30, 2020 and 2019. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of September 30, 2020.

Year Ending December 31,	Estimated Amortization Expense
2020	$12,635
2021	$8,422
2022	$6,186
2023	$3,582
2024	$797
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Revenues
For the three months ended September 30, 2020 and 2019, we recognized revenues of $205.3 million and $219.3 million, respectively. Of the $205.3 million recognized in the third quarter of 2020, we recognized revenues of $7.4 million from obligations satisfied, or partially satisfied, in prior periods, of which $5.7 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments and $1.7 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $219.3 million recognized in the third quarter of 2019, we recognized revenues of $4.8 million from obligations satisfied, or partially satisfied, in prior periods, of which $3.7 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments and $1.1 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements.
For the nine months ended September 30, 2020 and 2019, we recognized revenues of $645.8 million and $644.5 million, respectively. Of the $645.8 million recognized in the first nine months of 2020, we recognized revenues of $11.0 million from obligations satisfied, or partially satisfied, in prior periods, of which $6.5 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $4.5 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments. Of the $644.5 million recognized in the first nine months of 2019, we recognized revenues of $2.6 million from obligations satisfied, or partially satisfied, in prior periods, primarily due to the release of allowances on unbilled services due to securing contract amendments. During the first nine months of 2019, we recognized a $1.4 million decrease to revenues due to changes in the estimates of our variable consideration under performance-based billing arrangements.
As of September 30, 2020, we had $67.9 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $67.9 million of performance obligations, we expect to recognize approximately $14.5 million as revenue in 2020, $34.2 million in 2021, and the remaining $19.2 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of September 30, 2020 and December 31, 2019 was $13.4 million and $12.6 million, respectively. The $0.8 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of September 30, 2020 and December 31, 2019, was $31.8 million and $28.4 million, respectively. The $3.4 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and nine months ended September 30, 2020, $3.0 million and $24.3 million, respectively, of revenues recognized were included in the deferred revenue balance as of December 31, 2019.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) from continuing operations	$11,087	$13,706	$(17,614)	$27,625
Loss from discontinued operations, net of tax	(29)	(52)	(89)	(195)
Net income (loss)	$11,058	$13,654	$(17,703)	$27,430

Weighted average common shares outstanding – basic	21,905	22,052	21,868	21,973
Weighted average common stock equivalents	270	509	—	452
Weighted average common shares outstanding – diluted	22,175	22,561	21,868	22,425

Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.50	$0.62	$(0.81)	$1.26
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.50	$0.62	$(0.81)	$1.25

Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.50	$0.61	$(0.81)	$1.23
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.50	$0.61	$(0.81)	$1.22
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of September 30,
	2020	2019
Unvested restricted stock awards	59	—
Convertible senior notes	—	3,129
Warrants related to the issuance of convertible senior notes	—	3,129
Total anti-dilutive securities	59	6,258
See Note 7 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
As of September 30, 2020, we had a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2020 (the “Share Repurchase Program”). In the first quarter of 2020, we repurchased and retired 313,998 shares for $20.9

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
million. The 313,998 shares repurchased and retired in the first quarter of 2020 were reflected as a reduction to our basic weighted average shares outstanding for the quarter ended March 31, 2020 based on the trade date of the share repurchase. Additionally, in the first quarter of 2020, we settled the repurchase of 18,000 shares for $1.2 million that were accrued as of December 31, 2019. These shares were reflected as a reduction to our basic weighted average shares outstanding in the fourth quarter of 2019 based on the trade date of the share repurchase. No shares were repurchased during the second or third quarters of 2020 nor were any shares repurchased during the first nine months of 2019. As of September 30, 2020, less than $0.1 million remained available for share repurchases. The Share Repurchase Program expired on October 31, 2020.
7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	September 30, 2020	December 31, 2019
Senior secured credit facility	$248,000	$205,000
Promissory note due 2024	3,457	3,853
Total long-term debt	$251,457	$208,853
Current maturities of long-term debt	(540)	(529)
Long-term debt, net of current portion	$250,917	$208,324
Below is a summary of the scheduled remaining principal payments of our debt as of September 30, 2020.

Principal Payments of Long-Term Debt
2020	$133
2021	$544
2022	$559
2023	$575
2024	$249,646
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Contractual interest coupon	$781	$2,344
Amortization of debt discount	2,171	6,436
Amortization of debt issuance costs	317	947
Total interest expense	$3,269	$9,727
In connection with the issuance of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions were intended to reduce the potential future economic dilution associated with the conversion of the Convertible Notes and, combined with the warrants, effectively raised the price at which economic dilution would occur from the initial conversion price of approximately $79.89 to approximately $97.12 per share. The convertible note hedge transactions expired in the third quarter of 2019. The holders of the warrants had the option to purchase an initial total of approximately 3.1 million shares of the Company’s common stock at a strike price of approximately $97.12. The warrants expired in the second quarter of 2020. If the average market value per share of our common stock for the reporting period exceeded the strike price of the warrants, the warrants would have had a dilutive effect on our earnings per share. The warrants were separate transactions and were not part of the terms of the Convertible Notes or the convertible note hedge transactions.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
total debt is on a gross basis and is not netted against our cash balances. At September 30, 2020, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.09 to 1.00 and a Consolidated Interest Coverage Ratio of 13.19 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at September 30, 2020 totaled $248.0 million. These borrowings carried a weighted average interest rate of 2.5%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2019 were $205.0 million and carried a weighted average interest rate of 3.0%, including the effect of the interest rate swap outstanding at the time and described in Note 9 “Derivative Instruments and Hedging Activity." The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2020, we had outstanding letters of credit totaling $1.7 million, which are primarily used as security deposits for our office facilities. As of September 30, 2020, the unused borrowing capacity under the revolving credit facility was $350.3 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At September 30, 2020, the outstanding principal amount of the promissory note was $3.5 million, and the aircraft had a carrying amount of $4.6 million. At December 31, 2019, the outstanding principal amount of the promissory note was $3.9 million, and the aircraft had a carrying amount of $5.1 million.
8. Restructuring Charges
Restructuring charges for the three and nine months ended September 30, 2020 were $0.1 million and $1.8 million, respectively. The $0.1 million charge recognized in the third quarter of 2020 primarily related to rent and related expenses, net of sublease income, for vacated office spaces. Restructuring charges recognized in the first nine months of 2020 include a $1.2 million accrual for the termination of a third-party advisor agreement, $0.3 million related to workforce reductions to better align resources with market demand, $0.2 million related to rent and related expenses, net of sublease income, for vacated office spaces, and $0.1 million related to workforce reductions in our corporate operations.
Restructuring charges for the three and nine months ended September 30, 2019 were $0.1 million and $2.2 million, respectively. The $0.1 million charge recognized in the third quarter of 2019 primarily related to workforce reductions as we continued to better align resources with market demand. During the nine months ended September 30, 2019, we exited a portion of our Lake Oswego, Oregon corporate office resulting in a $0.7 million lease impairment charge on the operating lease right-of-use asset and leasehold improvements and $0.2 million of accelerated depreciation on furniture and fixtures in that office. Additionally, during the nine months ended September 30, 2019, we exited the remaining portion of our Middleton, Wisconsin office and an office space in Houston, Texas, resulting in restructuring charges of $0.4 million and $0.1 million, respectively, which primarily consisted of accelerated depreciation on furniture and fixtures in those offices. The restructuring charges for the nine months ended September 30, 2019 also include $0.2 million related to workforce reductions as we continue to better align resources with market demand and $0.2 million related to workforce reductions in our corporate operations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the nine months ended September 30, 2020.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2019	$68	$91	$—	$159
Additions	412	—	1,188	1,600
Payments	(477)	—	(264)	(741)
Adjustments	4	(6)	—	(2)
Balance as of September 30, 2020	$7	$85	$924	$1,016
The restructuring charge liability related to employee costs at September 30, 2020 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits. The $0.1 million restructuring charge liability related to office space reductions at September 30, 2020 is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities. The $0.9 million other restructuring charge liability at September 30, 2020 is related to the termination of a third-party advisor agreement and is expected to be paid over the next 28 months and is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities.
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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated these derivative instruments as cash flow hedges. Therefore, changes in the fair value of the derivative instruments are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense upon settlement. As of September 30, 2020, it was anticipated that $1.7 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The table below sets forth additional information relating to the interest rate swaps designated as a cash flow hedging instrument as of September 30, 2020 and December 31, 2019.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	September 30, 2020	December 31, 2019
Accrued expenses and other current liabilities	$1,977	$159
Deferred compensation and other liabilities	$3,475	$387
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
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets:
Convertible debt investment	$—	$—	$61,122	$61,122
Deferred compensation assets	—	30,477	—	30,477
Total assets	$—	$30,477	$61,122	$91,599
Liabilities:
Interest rate swaps	$—	$5,452	$—	$5,452
Total liabilities	$—	$5,452	$—	$5,452
December 31, 2019
Assets:
Convertible debt investment	$—	$—	$49,542	$49,542
Deferred compensation assets	—	27,445	—	27,445
Total assets	$—	$27,445	$49,542	$76,987
Liabilities:
Interest rate swap	$—	$546	$—	$546
Total liabilities	$—	$546	$—	$546
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2024, the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments, cash flow projections discounted at the risk-adjusted rate of 24.0%, and the concluded equity volatility of 42.5%, all of which are Level 3 inputs. The valuation of our investment as of December 31, 2019 takes into consideration the equity value indication as well as the dilutive impact of the convertible debt issued by Shorelight in the first quarter of 2020, the terms of which were known or knowable as of December 31, 2019. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investments on our consolidated balance sheets.
The table below sets forth the changes in the balance of the convertible debt investment for the nine months ended September 30, 2020.

Convertible Debt Investment
Balance as of December 31, 2019	$49,542
Purchases	13,000
Change in fair value of convertible debt investment	(1,420)
Balance as of September 30, 2020	$61,122
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
11. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$381	$—	$381	$(630)	$—	$(630)
Unrealized gain (loss) on investment	$6,598	$(1,713)	$4,885	$1,586	$(418)	$1,168
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(903)	$234	$(669)	$(158)	$42	$(116)
Reclassification adjustments into earnings	576	(150)	426	(46)	13	(33)
Net unrealized gain (loss)	$(327)	$84	$(243)	$(204)	$55	$(149)
Other comprehensive income (loss)	$6,652	$(1,629)	$5,023	$752	$(363)	$389

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$(294)	$—	$(294)	$(673)	$—	$(673)
Unrealized gain (loss) on investment	$(1,420)	$369	$(1,051)	$10,514	$(2,774)	$7,740
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(5,815)	$1,510	$(4,305)	$(1,164)	$308	$(856)
Reclassification adjustments into earnings	909	(237)	672	(192)	50	(142)
Net unrealized gain (loss)	$(4,906)	$1,273	$(3,633)	$(1,356)	$358	$(998)
Other comprehensive income (loss)	$(6,620)	$1,642	$(4,978)	$8,485	$(2,416)	$6,069
The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2019	$(566)	$15,882	$(380)	$14,936
Current period change	(294)	(1,051)	(3,633)	(4,978)
Balance, September 30, 2020	$(860)	$14,831	$(4,013)	$9,958

12. Income Taxes
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act is a nearly $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property. As a result of the enactment of this legislation during the first quarter of 2020, we recorded a tax benefit of $0.8 million related to the remeasurement of a portion of our income tax receivable due to the ability to apply the federal net operating loss incurred in 2018 to prior year income for a refund at a higher tax rate in the carryback period.
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
For the three months ended September 30, 2020, our effective tax rate was 17.7% as we recognized income tax expense from continuing operations of $2.4 million on income from continuing operations of $13.5 million. The effective tax rate of 17.7% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to the current year-to-date pre-tax losses and the impact during the quarter of certain nondeductible expense items, including the nondeductible portion of the goodwill impairment charges, based on the attribution of those expenses to the quarter in accordance with the allocation of income tax expense on a current year-to-date basis. The effective tax rate also reflected the positive impact of certain federal tax credits.
For the three months ended September 30, 2019, our effective tax rate was 15.0% as we recognized income tax expense from continuing operations of $2.4 million on income from continuing operations of $16.1 million. The effective tax rate of 15.0% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4%, primarily due to a discrete tax benefit for U.S. federal return to provision adjustments related to the 2018 corporate income tax return. In addition, we recognized a discrete tax benefit related to a previously unrecognized tax benefit due to the expiration of statute of limitations on our "check-the-box" election made in 2015 to treat certain wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes.
For the nine months ended September 30, 2020, our effective tax rate was 23.5% as we recognized an income tax benefit from continuing operations of $5.4 million on a loss from continuing operations of $23.0 million. The effective tax rate of 23.5% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible business expenses and the nondeductible portion of the goodwill impairment charges recorded during the first quarter of 2020. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested primarily during the first quarter, the positive impact of certain federal tax credits, and the discrete tax benefit for the remeasurement of a portion of our income tax receivable as a result of the enactment of the CARES Act in the first quarter of 2020.

For the nine months ended September 30, 2019, our effective tax rate was 20.8% as we recognized income tax expense from continuing operations of $7.3 million on income from continuing operations of $34.9 million. The effective tax rate of 20.8% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4%, primarily due to a discrete tax benefit recognized primarily in the third quarter of 2019 related to U.S. federal and foreign return to provision adjustments. In addition, we recognized a discrete tax benefit in the third quarter of 2019 related to a previously unrecognized tax benefit due to the expiration of statute of limitations on our "check-the-box" election made in 2015 to treat certain wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes.

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
Guarantees
Guarantees in the form of letters of credit totaling $1.7 million were outstanding at both September 30, 2020 and December 31, 2019, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of September 30, 2020 and December 31, 2019, the total estimated fair value of our contingent consideration liability was zero.
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
•Healthcare
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
•Business Advisory
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
•Education
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth information about our operating segments for the three and nine months ended September 30, 2020 and 2019, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Healthcare:
Revenues	$87,406	$100,000	$268,340	$295,621
Operating income	$25,610	$32,863	$70,831	$94,058
Segment operating income as a percentage of segment revenues	29.3%	32.9%	26.4%	31.8%
Business Advisory:
Revenues	$66,048	$62,519	$201,423	$183,602
Operating income	$10,780	$11,942	$37,306	$32,997
Segment operating income as a percentage of segment revenues	16.3%	19.1%	18.5%	18.0%
Education:
Revenues	$51,850	$56,770	$176,017	$165,265
Operating income	$12,548	$14,413	$41,792	$43,235
Segment operating income as a percentage of segment revenues	24.2%	25.4%	23.7%	26.2%
Total Company:
Revenues	$205,304	$219,289	$645,780	$644,488
Reimbursable expenses	2,860	23,636	25,133	65,787
Total revenues and reimbursable expenses	$208,164	$242,925	$670,913	$710,275

Segment operating income	$48,938	$59,218	$149,929	$170,290
Items not allocated at the segment level:
Other operating expenses	29,042	32,310	87,826	105,369
Litigation and other gains	—	(630)	(150)	(1,571)
Depreciation and amortization	6,197	6,962	18,635	21,285
Goodwill impairment charges[1]	—	—	59,816	—
Other expense, net	224	4,456	6,829	10,326
Income (loss) from continuing operations before taxes	$13,475	$16,120	$(23,027)	$34,881
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$51,491	$20,675	$10,958	$83,124
Time and expense	14,627	40,511	35,214	90,352
Performance-based	15,641	3,671	—	19,312
Software support, maintenance and subscriptions	5,647	1,191	5,678	12,516
Total	$87,406	$66,048	$51,850	$205,304

Employee Type (1)
Revenue generated by full-time billable consultants	$65,084	$62,340	$44,234	$171,658
Revenue generated by full-time equivalents	22,322	3,708	7,616	33,646
Total	$87,406	$66,048	$51,850	$205,304

Timing of Revenue Recognition
Revenue recognized over time	$86,413	$66,048	$51,663	$204,124
Revenue recognized at a point in time	993	—	187	1,180
Total	$87,406	$66,048	$51,850	$205,304

	Nine Months Ended September 30, 2020
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$158,079	$73,442	$35,530	$267,051
Time and expense	43,389	118,364	123,493	285,246
Performance-based	49,042	5,903	695	55,640
Software support, maintenance and subscriptions	17,830	3,714	16,299	37,843
Total	$268,340	$201,423	$176,017	$645,780

Employee Type (1)
Revenue generated by full-time billable consultants	$188,750	$191,566	$150,857	$531,173
Revenue generated by full-time equivalents	79,590	9,857	25,160	114,607
Total	$268,340	$201,423	$176,017	$645,780

Timing of Revenue Recognition
Revenue recognized over time	$265,813	$201,423	$175,715	$642,951
Revenue recognized at a point in time	2,527	—	302	2,829
Total	$268,340	$201,423	$176,017	$645,780

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
At September 30, 2020 one client in our Healthcare segment had a total receivable and unbilled services balance that accounted for 15.0% of our combined balance of receivables from clients, net and unbilled services, net. The outstanding balance for this client is the result of outstanding invoices due in the normal course of the contract payment terms and services performed in advance of the contract billing schedule. At December 31, 2019, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the three and nine months ended September 30, 2020 and 2019, no single client generated greater than 10% of our consolidated revenues.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

15. Subsequent Event
Acquisition of ForceIQ, Inc.
On October 15, 2020, we entered into an agreement to acquire ForceIQ, Inc. ("ForceIQ"), a Salesforce Industries partner focused on helping clients drive digital transformation and innovation at scale powered by the cloud. The acquisition expands our cloud-based technology offerings within the Business Advisory segment. The results of operations of ForceIQ will be included within the Business Advisory segment from the effective close date, November 1, 2020. The acquisition of ForceIQ is not significant to our consolidated financial statements.
Fourth Quarter 2020 Restructuring Plan
On October 29, 2020, we announced a restructuring plan to reduce operating costs to address the impact of the COVID-19 pandemic on our business. The restructuring plan provides for a reduction in workforce and leased office space that is expected to result in initial restructuring charges in a range of approximately $15.5 million to $19.5 million. We do not anticipate a material revenue impact related to the restructuring actions.
The reduction in workforce impacts approximately 145 employees across all segments and corporate operations. We expect the reduction in workforce to be substantially complete by the end of the fourth quarter of 2020 and expect to incur an estimated restructuring charge in a range of approximately $3.5 million to $4.5 million related to cash payments for employee severance and benefits.
The reduction in leased office space is expected to result in estimated non-cash restructuring charges in a range of approximately $12.0 million to $15.0 million, consisting of operating lease right-of-use asset and leasehold improvement impairment charges and accelerated depreciation on other fixed assets. The non-cash restructuring charges related to the reduction in leased office space are expected to be recorded primarily in the fourth quarter of 2020. Future cash expenditures related to the leased office space are expected to continue through 2029. The exact amount and timing of the office space reductions, and the associated payments and expenses, depend on a number of factors, including our ability to terminate or modify existing lease contracts and/or enter into sublease agreements for the exited spaces to lower future cash expenditures.
In addition, in the fourth quarter of 2020, we announced our intent to divest our life sciences drug safety practice, a UK-based business that is part of the Life Sciences reporting unit within our Business Advisory segment. For the nine months ended September 30, 2020, this practice generated $1.9 million of revenue and is not significant to our consolidated financial statements. We expect the divestiture to be completed in the fourth quarter of 2020.
We believe these measures will better align delivery capacity with anticipated demand and strengthen our financial position amidst the ongoing disruption, creating a foundation from which our business can grow.

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
•Healthcare
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
•Business Advisory
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
•Education
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
Coronavirus (COVID-19)
The worldwide spread of the coronavirus (COVID-19) in 2020 has created significant volatility, uncertainty and disruption to the global economy. The pandemic has had an unfavorable impact on aspects of our business, operations, and financial results, and has caused us to significantly change the way we operate. Near the end of the first quarter of 2020, we suspended almost all business travel and our employees began working from their homes. While traditionally a majority of the work performed by our revenue-generating professionals occurred at client sites, the nature of the services we provide allows for our revenue-generating professionals to continue to serve clients in a remote work environment. As state and local governments ease their restrictions, we continue to develop and implement our comprehensive plan to return to our offices and client sites with our people’s safety and the needs of our clients guiding how we manage our phased transition. As of September 30, 2020, our employees continue to primarily work from their homes.
In each of our operating segments, we are working closely with our clients to support them and provide relevant services to address their needs caused by the COVID-19 pandemic. However, as some clients reprioritized and delayed projects as a result of the pandemic, demand for certain offerings has been negatively impacted, particularly within our Healthcare and Education segments. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, revenues in the second and third quarters of 2020 declined 2.1% and 5.8%, sequentially. Revenues in the third quarter of 2020 decreased by 6.4% compared to the third quarter of 2019, and revenues for the first nine months of 2020 increased by just 0.2% compared to the same prior year period.
The COVID-19 pandemic has strengthened demand for other services we provide, such as our cloud-based technology and analytics solutions within our Business Advisory segment and our restructuring and capital advisory solutions provided to organizations in transition within our Business Advisory segment.
In order to support our liquidity during the COVID-19 pandemic, we took proactive measures to increase available cash on hand including, but not limited to, borrowing under our senior secured credit facility in the first quarter of 2020 and reducing discretionary operating and capital spending. During the second and third quarters of 2020, we made repayments on our borrowings to reduce our total debt outstanding due to our ability to maintain adequate cash flows from operations and improved clarity around access to capital resources. To further support our liquidity during the COVID-19 pandemic, we elected to defer the deposit of our employer portion of social security taxes beginning in April 2020 and through the end of the year, which we expect to pay in equal installments in the fourth quarters of 2021 and 2022, as provided for under the Coronavirus Aid, Relief, and Economic Security Act ("CARES") Act.
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
During the second and third quarters of 2020, we did not identify any indicators that would lead us to believe that the fair values of our reporting units may not exceed their carrying values. We will continue to evaluate goodwill for impairment during future periods. Any future significant decline in the performance of our Strategy and Innovation reporting unit, or any other reporting unit with a goodwill balance, compared to our internal forecasts could result in additional non-cash goodwill impairment charges.
Enterprise Resource Planning System Implementation
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
Fixed-fee engagements represented 40.5% and 46.7% of our revenues for the three months ended September 30, 2020 and 2019, respectively, and 41.3% and 46.5% of our revenues for the nine months ended September 30, 2020 and 2019, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Culture and Organizational Excellence solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 44.0% and 39.7% of our revenues for the three months ended September 30, 2020 and 2019, respectively, and 44.2% and 40.0% of our revenues for the nine months ended September 30, 2020 and 2019, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We recognize revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned and recognizing that estimate over the length of the contract using a proportionate performance approach. Performance-based fee revenues represented 9.4% and 8.2% of our revenues for the three months ended September 30, 2020 and 2019, respectively, and 8.6% and 8.2% of our revenues for the nine months ended September 30, 2020 and 2019, respectively. The level of performance-based fees earned may vary based on our clients' risk sharing preferences and the mix of services we provide.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized. Software support, maintenance and subscription revenues represented 6.1% and 5.4% of our revenues for the three months ended September 30, 2020 and 2019, respectively, and 5.9% and 5.3% of our revenues for the nine months ended September 30, 2020 and 2019, respectively.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Healthcare:
Revenues	$87,406	$100,000	$268,340	$295,621
Operating income	$25,610	$32,863	$70,831	$94,058
Segment operating income as a percentage of segment revenues	29.3%	32.9%	26.4%	31.8%
Business Advisory:
Revenues	$66,048	$62,519	$201,423	$183,602
Operating income	$10,780	$11,942	$37,306	$32,997
Segment operating income as a percentage of segment revenues	16.3%	19.1%	18.5%	18.0%
Education:
Revenues	$51,850	$56,770	$176,017	$165,265
Operating income	$12,548	$14,413	$41,792	$43,235
Segment operating income as a percentage of segment revenues	24.2%	25.4%	23.7%	26.2%
Total Company:
Revenues	$205,304	$219,289	$645,780	$644,488
Reimbursable expenses	2,860	23,636	25,133	65,787
Total revenues and reimbursable expenses	$208,164	$242,925	$670,913	$710,275
Statements of Operations reconciliation:
Segment operating income	$48,938	$59,218	$149,929	$170,290
Items not allocated at the segment level:
Other operating expenses	29,042	32,310	87,826	105,369
Litigation and other gains	—	(630)	(150)	(1,571)
Depreciation and amortization	6,197	6,962	18,635	21,285
Goodwill impairment charges (1)	—	—	59,816	—
Operating income (loss)	13,699	20,576	(16,198)	45,207
Other income (expense), net	(224)	(4,456)	(6,829)	(10,326)
Income (loss) from continuing operations before taxes	13,475	16,120	(23,027)	34,881
Income tax expense (benefit)	2,388	2,414	(5,413)	7,256
Net income (loss) from continuing operations	$11,087	$13,706	$(17,614)	$27,625
Earnings (loss) per share from continuing operations:
Basic	$0.50	$0.62	$(0.81)	$1.26
Diluted	$0.50	$0.61	$(0.81)	$1.23

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Operating Data:	2020	2019	2020	2019
Number of full-time billable consultants (at period end) (2):
Healthcare	838	886	838	886
Business Advisory	1,001	954	1,001	954
Education	790	727	790	727
Total	2,629	2,567	2,629	2,567
Average number of full-time billable consultants (for the period) (2):
Healthcare	844	858	873	835
Business Advisory	976	920	940	876
Education	772	698	779	665
Total	2,592	2,476	2,592	2,376
Full-time billable consultant utilization rate (3):
Healthcare	71.4%	81.8%	70.2%	80.4%
Business Advisory	72.6%	72.0%	72.6%	72.7%
Education	66.5%	75.5%	71.7%	76.7%
Total	70.4%	76.3%	71.5%	76.5%
Full-time billable consultant average billing rate per hour (4):
Healthcare	$252	$226	$233	$225
Business Advisory (5)	$186	$193	$197	$195
Education	$184	$197	$189	$200
Total (5)	$206	$206	$206	$207
Revenue per full-time billable consultant (in thousands):
Healthcare	$77	$84	$216	$247
Business Advisory	$64	$65	$204	$202
Education	$57	$70	$194	$217
Total	$66	$73	$205	$222
Average number of full-time equivalents (for the period) (6):
Healthcare	279	217	279	237
Business Advisory	35	19	27	14
Education	46	52	56	44
Total	360	288	362	295
Revenue per full-time equivalent (in thousands):
Healthcare	$80	$128	$285	$375
Business Advisory	$106	$126	$370	$465
Education	$165	$151	$453	$480
Total	$93	$132	$317	$395
(1)The non-cash goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our     corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.
(2)Consists of our full-time professionals who provide consulting services and generate revenues based on the number of hours worked.
(3)Utilization rate for our full-time billable consultants is calculated by dividing the number of hours our full-time billable consultants worked on client assignments during a period by the total available working hours for these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(4)Average billing rate per hour for our full-time billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(5)The Business Advisory segment includes operations of Huron Eurasia India. Absent the impact of Huron Eurasia India, the average billing rate per hour for the Business Advisory segment would have been $201 and $221 for the three months ended September 30, 2020 and 2019, respectively; and $217 and $220 for the nine months ended September 30, 2020 and 2019, respectively.
Absent the impact of Huron Eurasia India, Huron's consolidated average billing rate per hour would have been $212 and $216 for the three months ended September 30, 2020 and 2019, respectively; and $213 and $216 for the nine months ended September 30, 2020 and 2019, respectively.

(6)Consists of coaches and their support staff within our Culture and Organizational Excellence solution, consultants who work variable schedules as needed by our clients, employees who provide managed services in our Healthcare segment, and full-time employees who provide software support and maintenance services to our clients.
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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$205,304	$219,289	$645,780	$644,488
Net income (loss) from continuing operations	$11,087	$13,706	$(17,614)	$27,625
Add back:
Income tax expense (benefit)	2,388	2,414	(5,413)	7,256
Interest expense, net of interest income	2,259	4,374	7,516	13,156
Depreciation and amortization	7,546	8,124	22,488	24,735
Earnings before interest, taxes, depreciation and amortization (EBITDA)	23,280	28,618	6,977	72,772
Add back:
Restructuring and other charges	59	127	2,626	2,156
Litigation and other gains	—	(630)	(150)	(1,571)
Goodwill impairment charges	—	—	59,816	—
Loss on sale of business	—	—	102	—
Transaction-related expenses	437	563	437	2,613
Foreign currency transaction losses (gains), net	(194)	114	245	36
Adjusted EBITDA	$23,582	$28,792	$70,053	$76,006
Adjusted EBITDA as a percentage of revenues	11.5%	13.1%	10.8%	11.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) from continuing operations	$11,087	$13,706	$(17,614)	$27,625
Weighted average shares - diluted	22,175	22,561	21,868	22,425
Diluted earnings (loss) per share from continuing operations	$0.50	$0.61	$(0.81)	$1.23
Add back:
Amortization of intangible assets	3,155	4,205	9,558	13,036
Restructuring and other charges	59	127	2,626	2,156
Litigation and other gains	—	(630)	(150)	(1,571)
Goodwill impairment charges	—	—	59,816	—
Non-cash interest on convertible notes	—	2,171	—	6,436
Loss on sale of business	—	—	102	—
Transaction-related expenses	437	563	437	2,613
Tax effect of adjustments	(1,692)	(1,673)	(17,041)	(5,909)
Tax benefit related to "check-the-box" election	—	(736)	—	(736)
Total adjustments, net of tax	1,959	4,027	55,348	16,025
Adjusted net income from continuing operations	$13,046	$17,733	$37,734	$43,650
Adjusted weighted average shares - diluted	22,175	22,561	22,207	22,425
Adjusted diluted earnings per share from continuing operations	$0.59	$0.79	$1.70	$1.95
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
Litigation and other gains: We have excluded the effects of the litigation settlement gain recognized in the first quarter of 2020 and the remeasurement gains recognized in the first nine months of 2019 to decrease the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions to permit comparability with periods that were not impacted by these items.
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
Transaction-related expenses: To permit comparability with prior periods, we excluded the impact of third-party legal and accounting fees incurred in the third quarter of 2020 related to the acquisition of ForceIQ, Inc., which closed effective November 1, 2020. See Note 15 "Subsequent Events" for additional information. We have also excluded the impact of third-party legal and accounting fees incurred in the first nine months of 2019 related to the evaluation of a potential acquisition that ultimately did not consummate to permit comparability with periods that were not impacted by this item.
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

Tax benefit related to "check-the-box" election: We have excluded the positive impact of a tax benefit, recorded in the third quarter of 2019, from recognizing a previously unrecognized tax benefit due to the expiration of statute of limitations on our "check-the-box" election made in 2015 to treat certain wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes. The exclusion of this discrete tax benefit permits comparability with periods that were not impacted by this item. See Note 12 "Income Taxes" within the notes to the consolidated financial statements for additional information.
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
Adjusted weighted average shares - diluted: As we reported a net loss for the first nine months of 2020, GAAP diluted weighted average shares outstanding equals the basic weighted average shares outstanding for that period. The non-GAAP adjustments described above resulted in adjusted net income from continuing operations for the first nine months of 2020. Therefore, we included the dilutive common stock equivalents in the calculation of adjusted diluted weighted average shares outstanding for that period.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenues
Revenues decreased $14.0 million, or 6.4%, to $205.3 million for the third quarter of 2020 from $219.3 million for the third quarter of 2019. In the third quarter of 2020, as some clients reprioritized and delayed projects as a result of the COVID-19 pandemic, demand for certain offerings have been negatively impacted, particularly within our Healthcare and Education segments. The negative impact of the COVID-19 pandemic has been partially offset by strengthened demand within our Business Advisory segment for cloud-based technology and analytics solutions and restructuring and capital advisory solutions provided to organizations in transition.
Of the $14.0 million decrease in revenues, $9.5 million was attributable to a decrease in revenues from our full-time billable consultants and $4.5 million was attributable to a decrease in revenues from our full-time equivalents.
The decrease in full-time billable consultant revenues reflected a decrease in demand for services in our Healthcare and Education segments, partially offset by a strengthened demand for services in our Business Advisory segment, as discussed below in Segment Results. The decrease in full-time billable consultant revenues was primarily attributable to an overall decrease in the consultant utilization rate, partially offset by an overall increase in the average number of billable consultants for the third quarter of 2020 compared to the same prior year period.
The decrease in full-time equivalent revenues was attributable to decreases in full-time equivalent revenues in our Healthcare and Education segments, partially offset by an increase in full-time equivalent revenues in our Business Advisory segment, as discussed below in Segment Results. The decrease in full-time equivalent revenues reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents in the third quarter of 2020 compared to the same prior year period.
In the third quarter of 2020, the COVID-19 pandemic negatively impacted sales and elongated the sales cycle for new opportunities for certain services we provide, particularly within our Healthcare and Education segments, and therefore is expected to continue to have an unfavorable impact on our financial results in the fourth quarter of 2020.
Total Direct Costs
Direct costs, excluding amortization of intangible assets and software development costs, increased $2.4 million, or 1.7%, to $145.5 million for the three months ended September 30, 2020, from $143.0 million for the three months ended September 30, 2019. The $2.4 million increase primarily related to a $4.2 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in our Education segment that primarily occurred prior to the COVID-19 pandemic and increased headcount in our Business Advisory segment; partially offset by a $1.0 million decrease in signing, retention and other bonus expense for our revenue-generating professionals and a $0.9 million decrease in product and event costs. As a percentage of revenues, direct costs increased to 70.9% during the third quarter of 2020 compared to 65.2% during the third quarter of 2019, primarily due to the decrease in revenues and the increase in salaries and related expenses for our revenue-generating professionals.
Total direct costs for the three months ended September 30, 2020 included $1.4 million of amortization expense for internal software development costs and intangible assets, compared to $1.2 million of amortization expense for the same prior year period. Intangible asset amortization included within direct costs for the three months ended September 30, 2020 and 2019 primarily related to technology and software, certain customer relationships and customer contracts acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.

Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses decreased by $9.6 million, or 19.9%, to $38.6 million in the third quarter of 2020 from $48.1 million in the third quarter of 2019. The overall $9.6 million decrease primarily related to a $3.8 million decrease in promotion and marketing expenses; a $2.1 million decrease in share-based compensation expense for our support personnel; a $1.3 million decrease in practice administration and meetings expenses; a $0.9 million decrease in training expenses; a $0.9 million decrease in third-party consulting expenses, a $0.8 million decrease in facilities expense; a $0.5 million decrease in recruiting expenses; and a $0.5 million decrease in salaries and related expenses for our support personnel. These decreases were partially offset by a $1.8 million increase in deferred compensation expense attributable to the change in the market value of our deferred compensation liability. During the third quarter of 2020, the market value of our deferred compensation liability increased by $1.8 million, compared to an immaterial increase in the third quarter of 2019. This $1.8 million increase in expense is offset by a $1.8 million increase in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. The decreases in promotion and marketing expenses, practice administration and meetings expenses, and training expenses primarily relate to the cancellation or delay of in-person meetings and events and business travel due to the COVID-19 pandemic. The decrease in share-based compensation expense primarily related to a decrease in the expected funding of performance-based share awards for our executive officers recorded in the third quarter of 2020. As a percentage of revenues, selling, general and administrative expenses decreased to 18.8% during the third quarter of 2020 compared to 21.9% during the third quarter of 2019. This decrease was primarily attributable to the decreases in selling, general and administrative expenses noted above, as percentages of revenues; partially offset by the change in the market value of our deferred compensation liability.
Restructuring charges for both the third quarter of 2020 and 2019 were $0.1 million. The $0.1 million charge recognized in the third quarter of 2020 primarily related to rent and related expenses, net of sublease income, for vacated office spaces. The $0.1 million charge recognized in the third quarter of 2019 primarily related to workforce reductions as we continued to better align resources with market demand. See Note 8 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Litigation and other gains totaled $0.6 million for the third quarter of 2019, which consisted of a remeasurement gain to decrease the estimated fair value of our liability for contingent consideration payments related to a business acquisition. We did not recognize any litigation or other gains in the third quarter of 2020.
Depreciation and amortization expense decreased $0.8 million, or 11.3%, to $6.2 million in the three months ended September 30, 2020 compared to $7.0 million in the three months ended September 30, 2019. The $0.8 million decrease in depreciation and amortization expense was primarily attributable to a decrease in amortization expense for the trade name acquired in our Studer Group acquisition that was fully amortized in the fourth quarter of 2019; decreasing amortization expense for customer relationships due to the accelerated basis of amortization in prior periods, including the customer relationships acquired in our Studer Group acquisition; and customer relationships acquired in other business acquisitions that were fully amortized in prior periods. Intangible asset amortization expense included within operating expenses primarily related to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Income
Operating income decreased $6.9 million, or 33.4% to $13.7 million in the third quarter of 2020 from $20.6 million in the third quarter of 2019. Operating margin, which is defined as operating income expressed as a percentage of revenues, was 6.7% for the three months ended September 30, 2020, compared to 9.4% for the three months ended September 30, 2019. The decrease in operating margin was primarily attributable to the decrease in revenues and the increase in salaries and related expenses for our revenue-generating professionals. These decreases to the operating margin were partially offset by the decrease in selling, general and administrative expenses discussed above, as percentages of revenues.
Total Other Income (Expense), Net
Interest expense, net of interest income decreased $2.1 million to $2.3 million in the third quarter of 2020 from $4.4 million in the third quarter of 2019. The decrease in interest expense was primarily attributable to the maturity of our Convertible Notes on October 1, 2019, partially offset by higher levels of borrowing under our credit facility during the third quarter of 2020 compared to the same prior year period. See Note 7 "Financing Arrangements" within the notes to our consolidated financial statements for additional information about our Convertible Notes and credit facility.
Other expense, net decreased $2.1 million to a net gain of $2.0 million in the third quarter of 2020 from a net loss of $0.1 million in the third quarter of 2019. The decrease in other expense, net was primarily attributable to a $1.8 million gain recognized in the third quarter of 2020 for the market value of our investments that are used to fund our deferred compensation liability, compared to an immaterial gain in the third quarter of 2019. Additionally, other expense, net includes the recognition of $0.2 million of foreign currency transaction gains in the third quarter of 2020 compared to $0.1 million of foreign currency transaction losses recognized in the third quarter of 2019.

Income Tax Expense
For the three months ended September 30, 2020, our effective tax rate was 17.7% as we recognized income tax expense from continuing operations of $2.4 million on income from continuing operations of $13.5 million. The effective tax rate of 17.7% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to the current year-to-date pre-tax losses and the impact during the quarter of certain nondeductible business expense items, including the nondeductible portion of the goodwill impairment charges, based on the attribution of those expenses to the quarter in accordance with the allocation of income tax expense on a current year-to-date basis. The effective tax rate also reflected the positive impact of certain federal tax credits.
For the three months ended September 30, 2019, our effective tax rate was 15.0% as we recognized income tax expense from continuing operations of $2.4 million on income from continuing operations of $16.1 million. The effective tax rate of 15.0% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to discrete tax benefits for U.S. federal return to provision adjustments related to the 2018 corporate income tax return. In addition, we recognized a discrete tax benefit related to a previously unrecognized tax benefit due to the expiration of statute of limitations on our "check-the-box" election made in 2015 to treat certain wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes.
See Note 12 "Income Taxes" within the notes to our consolidated financial statements for additional information on our income tax expense.
Net Income from Continuing Operations and Earnings per Share
Net income from continuing operations decreased $2.6 million to $11.1 million for the three months ended September 30, 2020 from $13.7 million for the same period last year. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the third quarter of 2020 was $0.50 compared to $0.61 for the third quarter of 2019.
EBITDA and Adjusted EBITDA
EBITDA decreased $5.3 million to $23.3 million for the three months ended September 30, 2020 from $28.6 million for the three months ended September 30, 2019. Adjusted EBITDA decreased $5.2 million to $23.6 million in the third quarter of 2020 from $28.8 million in the third quarter of 2019. The decrease in both EBITDA and adjusted EBITDA was primarily attributable to the decrease in operating income, excluding the change in the market value of our deferred compensation liability for the third quarter of 2020 compared to the third quarter of 2019.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income from continuing operations decreased $4.7 million to $13.0 million in the third quarter of 2020 compared to $17.7 million in the third quarter of 2019. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $0.59 for the third quarter of 2020, compared to $0.79 for the third quarter of 2019.
Segment Results
Healthcare
Revenues
Healthcare segment revenues decreased $12.6 million, or 12.6%, to $87.4 million for the third quarter of 2020 from $100.0 million for the third quarter of 2019, primarily due to the negative impact of the COVID-19 pandemic on demand for our services within this segment, as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic.
During the three months ended September 30, 2020, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 58.9%, 16.7%, 17.9%, and 6.5% of this segment’s revenues, respectively, compared to 65.6%, 12.3%, 16.3%, and 5.8% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $15.6 million for the third quarter of 2020 compared to $16.3 million for the third quarter of 2019. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $12.6 million decrease in revenues, $7.1 million was attributable to a decrease in revenues from our full-time billable consultants and $5.5 million was attributable to a decrease in revenues from our full-time equivalents. The decrease in revenues attributable to our full-time billable consultants reflected decreases in the consultant utilization rate and the average number of full-time billable consultants, partially offset by an increase in the average billing rate in the third quarter of 2020 compared to the same prior year period. The decrease in full-time equivalent revenues reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents in the third quarter of 2020 compared to the same prior year period.

Operating Income
Healthcare segment operating income decreased $7.3 million, or 22.1%, to $25.6 million for the three months ended September 30, 2020 from $32.9 million for the three months ended September 30, 2019. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 29.3% for the third quarter of 2020 from 32.9% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals and technology expenses; partially offset by decreases in product and event costs, practice administration and meetings expenses, promotion and marketing expenses, contractor expenses, and signing, retention and other bonus expense for our revenue-generating professionals, as percentages of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $3.5 million, or 5.6%, to $66.0 million for the third quarter of 2020 from $62.5 million for the third quarter of 2019, primarily related to strengthened demand for our cloud-based technology and analytics solutions and our restructuring and capital advisory solutions provided to organizations in transition.
During the three months ended September 30, 2020, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 31.3%, 61.3%, 5.6%, and 1.8% of this segment’s revenues, respectively, compared to 38.9%, 56.3%, 2.6%, and 2.2% of this segment's revenues, respectively, for the same prior year period. Performance-based fee revenue was $3.7 million for the third quarter of 2020 compared to $1.6 million for the third quarter of 2019. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $3.5 million increase in revenues, $2.2 million was attributable to an increase in revenues from our full-time billable consultants and $1.3 million was attributable to an increase in revenues from our full-time equivalents. The increase in revenues from our full-time billable consultants reflected increases in the average number of billable consultants and the consultant utilization rate, partially offset by a decrease in the average billing rate in the third quarter of 2020 compared to the same prior year period. The increase in revenues generated by our full-time equivalents was driven by an increased use of contractors; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the third quarter of 2020 compared to the same prior year period.
Operating Income
Business Advisory segment operating income decreased by $1.2 million, or 9.7%, to $10.8 million for the three months ended September 30, 2020 from $11.9 million for the three months ended September 30, 2019. The Business Advisory segment operating margin decreased to 16.3% for the third quarter of 2020 from 19.1% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in performance bonus expense for our revenue-generating professionals and contractor expenses, as percentages of revenues; partially offset by decreases in promotion and marketing expenses and signing, retention and other bonus expense for our revenue-generating professionals.
Education
Revenues
Education segment revenues decreased $4.9 million, or 8.7%, to $51.9 million for the third quarter of 2020 from $56.8 million for the third quarter of 2019, primarily due to the negative impact of the COVID-19 pandemic on demand for our services within this segment, as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic.
During the three months ended September 30, 2020, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 21.1%, 67.9%, and 11.0% of this segment’s revenues, respectively, compared to 21.9%, 69.9%, and 8.2% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $4.9 million decrease in revenues, $4.7 million was attributable to our full-time billable consultants and $0.2 million was attributable to our full-time equivalents. The decrease in revenues attributable to our full-time billable consultants reflected decreases in the consultant utilization rate and the average billing rate, partially offset by an increase in the average number of full-time billable consultants in the third quarter of 2020 compared to the same prior year period. The increase in the average number of full-time billable consultants primarily related to hiring that occurred prior to the COVID-19 pandemic. The decrease in revenues from our full-time equivalents was primarily driven by a decreased use of contractors and project consultants, largely offset by an increase in software subscriptions and data hosting revenues. The overall decrease in full-time equivalent revenues reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent in the third quarter of 2020 compared to the same prior year period.

Operating Income
Education segment operating income decreased $1.9 million, or 12.9% to $12.5 million for the three months ended September 30, 2020 from $14.4 million for the three months ended September 30, 2019. The Education segment operating margin decreased to 24.2% for the third quarter of 2020 from 25.4% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue generating professionals; partially offset by decreases in performance bonus expense for our revenue-generating professionals and promotion and marketing expenses, as percentages of revenues.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenues
Revenues increased $1.3 million, or 0.2%, to $645.8 million for the first nine months of 2020 from $644.5 million for the first nine months of 2019. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, the second and third quarters of 2020 were negatively impacted by the pandemic as some clients reprioritized or delayed certain projects, primarily in our Healthcare and Education segments. Conversely, the COVID-19 pandemic has strengthened demand for other services we provide, such as our cloud-based technology and analytics solutions within our Business Advisory segment and our restructuring and capital advisory solutions provided to organizations in transition within our Business Advisory segment.
Of the overall $1.3 million increase in revenues, $3.0 million was attributable to an increase in revenues from our full-time billable consultants, partially offset by a $1.7 million decrease in revenues attributable to our full-time equivalents.
The increase in full-time billable consultant revenues was attributable to strengthened demand for services in our Business Advisory and Education segments, partially offset by a decrease in demand for services in our Healthcare segment, as discussed below in Segment Results. The overall increase in full-time billable consultant revenues reflected an increase in the average number of full-time billable consultants, partially offset by overall decreases in the consultant utilization rate and the average billing rate during the first nine months of 2020 compared to the same prior year period.
The decrease in full-time equivalent revenues was attributable to decreases in full-time equivalent revenues in our Healthcare segment, partially offset by an increase in full-time equivalent revenues in our Education and Business Advisory segments, as discussed below in Segment Results; and reflected an overall decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents during the first nine months of 2020 compared to the first nine months of 2019.
In the second and third quarters of 2020, the COVID-19 pandemic negatively impacted sales and elongated the sales cycle for new opportunities for certain services, particularly within our Healthcare and Education segments, and therefore is expected to continue to have an unfavorable impact on our financial results in the fourth quarter of 2020 compared to the fourth quarter of 2019.
Total Direct Costs
Direct costs, excluding amortization of intangible assets and software development costs, increased $28.8 million, or 6.8%, to $451.2 million for the nine months ended September 30, 2020, from $422.4 million for the nine months ended September 30, 2019. The overall $28.8 million increase primarily related to a $27.1 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in all three of our segments and primarily reflected hiring that occurred in the second half of 2019 prior to the COVID-19 pandemic, as well as a $2.4 million increase in share-based compensation expense for our revenue-generating professionals, a $2.1 million increase in technology expenses, a $1.1 million increase in contractor expenses, and a $0.9 million increase in performance bonus expenses for our revenue-generating professionals. These increases were partially offset by a $2.3 million decrease in signing, retention and other bonus expense for our revenue-generating professionals, a $1.4 million decrease in product and event costs, and a $0.9 million decrease in project costs. As a percentage of revenues, our direct costs increased to 69.9% during the first nine months of 2020 compared to 65.5% during the first nine months of 2019 primarily due to the increase in salaries and related expenses for our revenue-generating professionals, as a percentage of revenues.
Total direct costs for the nine months ended September 30, 2020 included $4.0 million of amortization expense for internal software development costs and intangible assets, compared to $3.5 million of amortization expense for the same prior year period. Intangible asset amortization included within direct costs for the nine months ended September 30, 2020 and 2019 related to technology and software, certain customer relationships, and customer contracts acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses decreased $24.5 million, or 16.2%, to $126.9 million in the nine months ended September 30, 2020, from $151.4 million in the nine months ended September 30, 2019. The $24.5 million decrease primarily related to an $8.0 million decrease in promotion and marketing expenses, a $2.6 million decrease in facilities expense, a $2.6 million decrease in performance bonus expense for our support personnel, a $2.2 million decrease in training expenses, a $2.1 million decrease in third-party consulting expenses, a $2.0 million decrease in practice administration and meetings expenses, and a $1.8 million decrease in the change in the market value of our deferred compensation liability. During the first nine months of 2020, the market value of our deferred compensation liability increased by $1.0 million, compared to an increase of $2.8 million during the first nine months of 2019. This $1.8 million decrease in expense is offset by a $1.8 million decrease in the gain recognized for the change in the market value of our investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. Additional decreases in selling, general and administrative expenses include a $1.7 million decrease in share-based compensation expense for our support personnel, a $1.3 million decrease in legal expenses, and a $1.3 million decrease in recruiting expenses. These decreases were partially offset by a $1.4 million increase in data hosting and software related expenses and a $1.2 million increase in salaries and related expenses for support personnel. The decreases in promotion and marketing expenses, training expenses, and practice administration and meetings expenses primarily relate to the cancellation or delay of in-person meetings and events and business travel due to the COVID-19 pandemic. The decrease in share-based compensation expense primarily related to a decrease in the expected funding of performance-based share awards for our executive officers recorded in the third quarter of 2020. The decrease in legal expenses was primarily due to third-party transaction-related expenses related to the evaluation of a potential acquisition in the second quarter of 2019 that ultimately did not consummate. As a percentage of revenues, selling, general and administrative expenses decreased to 19.6% during the first nine months of 2020 compared to 23.5% during the first nine months of 2019. This decrease was primarily attributable to the overall decrease in selling, general and administrative expenses noted above.
Restructuring charges for the first nine months of 2020 totaled $1.8 million, compared to $2.2 million for the first nine months of 2019. The $1.8 million restructuring charge incurred in the first nine months of 2020 primarily related to a $1.2 million accrual for the termination of a third-party advisor agreement; $0.3 million related to workforce reductions to better align resources with market demand; $0.2 million related to rent and related expenses, net of sublease income, for office spaces previously vacated, and $0.1 million related to workforce reductions in our corporate operations. During the first nine months of 2019, we exited a portion of our Lake Oswego, Oregon corporate office resulting in a $0.7 million lease impairment charge on the related operating lease right-of-use asset and leasehold improvements and $0.2 million of accelerated depreciation on furniture and fixtures in that office. Additionally, in the first nine months of 2019, we exited the remaining portion of our Middleton, Wisconsin office and an office space in Houston, Texas, resulting in restructuring charges of $0.4 million and $0.1 million, respectively, which primarily related to accelerated depreciation on furniture and fixtures. Additional restructuring charges during the first nine months of 2019 include a total of $0.5 million related to workforce reductions to better align resources with market demand. See Note 8 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Litigation and other gains totaled $0.2 million for the nine months ended September 30, 2020, which consisted of a litigation settlement gain for the resolution of a claim that was settled in the first quarter of 2020. Other gains totaled $1.6 million for the nine months ended September 30, 2019, which primarily consisted of $1.5 million of remeasurement gains to decrease the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions.
Depreciation and amortization expense decreased by $2.8 million, or 13.2%, to $18.5 million for the nine months ended September 30, 2020, from $21.3 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease in amortization expense for the trade name acquired in our Studer Group acquisition that was fully amortized in the fourth quarter of 2019; decreasing amortization expense for customer relationships due to the accelerated basis of amortization in prior periods, including the customer relationships acquired in our Studer Group acquisition; and customer relationships acquired in other business acquisitions that were fully amortized in prior periods. Intangible asset amortization included within operating expenses for the nine months ended September 30, 2020 and 2019 primarily related to certain customer relationships, trade names and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
During the first quarter of 2020, we recorded $59.8 million of non-cash pretax goodwill impairment charges related to our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment; primarily related to the expected decline in sales, increased uncertainty in the backlog and a decrease in the demand for the services these reporting units provide, as a result of the COVID-19 pandemic. These charges are non-cash in nature and do not affect our liquidity or debt covenants. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the charges. The non-cash goodwill impairment charge related to the Strategy and Innovation reporting unit reduced the goodwill balance of the reporting unit to $37.5 million as of March 31, 2020. The non-cash goodwill impairment charge related to the Life Sciences reporting unit reduced the goodwill balance to zero as of March 31, 2020. Any future significant decline in the performance of our Strategy and Innovation reporting unit compared to our internal forecasts could result in another non-cash goodwill impairment charge. During the second and third quarters of 2020, we did not identify any indicators that would lead us to believe that the fair value of any of our reporting units may not exceed their carrying values. We will continue to evaluate goodwill for impairment during future periods.
Operating Income (Loss)
Operating income decreased $61.4 million to a loss of $16.2 million in the first nine months of 2020 from operating income of $45.2 million in the first nine months of 2019. This decrease is primarily attributable to the $59.8 million of non-cash pretax goodwill impairment charges related to our Business Advisory segment that were recognized in the first quarter of 2020 and the increase in direct costs, partially offset by the decrease in selling, general and administrative expenses as discussed above. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and

Intangible Assets" within the notes to our consolidated financial statements for additional information on the non-cash goodwill impairment charges. Operating margin, which is defined as operating income (loss) expressed as a percentage of revenues, decreased to (2.5)% for the nine months ended September 30, 2020, compared to an operating margin of 7.0% for the nine months ended September 30, 2019. The decrease in operating margin was primarily attributable to the goodwill impairment charges and the increase in salaries and related expenses for our revenue-generating professionals, as a percentage of revenues. These decreases to the operating margin were partially offset by the decreases in selling, general and administrative expenses.
Total Other Income (Expense), Net
Interest expense, net of interest income decreased $5.6 million to $7.5 million in the first nine months of 2020 from $13.2 million in the first nine months of 2019, primarily attributable to the maturity of our Convertible Notes on October 1, 2019, partially offset by higher levels of borrowing under our credit facility during the first nine months of 2020 compared to the same prior year period. See Note 7 "Financing Arrangements" within the notes to our consolidated financial statements for additional information about our Convertible Notes and credit facility.
Other income, net decreased by $2.1 million to a net gain of $0.7 million in the first nine months of 2020 from a net gain of $2.8 million in the first nine months of 2019. The decrease in total other income, net was primarily attributable to a $1.0 million gain recognized during the first nine months of 2020 for the market value of our investments that are used to fund our deferred compensation liability, compared to a $2.8 million gain recognized during the first nine months of 2019. Additionally, other income, net includes the recognition of $0.2 million of foreign currency transaction losses in the first nine months of 2020 compared to an immaterial amount of foreign currency transaction losses recognized in the first nine months of 2019.
Income Tax Expense (Benefit)
On March 27, 2020, the President of the United States signed into law the CARES Act, a nearly $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property. As a result of the enactment of this legislation during the first quarter of 2020, we recorded a tax benefit of $0.8 million related to the remeasurement of a portion of our income tax receivable due to the ability to apply the federal net operating loss incurred in 2018 to prior year income for a refund at a higher tax rate in the carryback period.
For the nine months ended September 30, 2020, our effective tax rate was 23.5% as we recognized an income tax benefit from continuing operations of $5.4 million on a loss from continuing operations of $23.0 million. The effective tax rate of 23.5% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible business expenses and the nondeductible portion of the goodwill impairment charges recorded during the first quarter of 2020. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the first quarter, the positive impact of certain federal tax credits, and the discrete tax benefit for the remeasurement of a portion of our income tax receivable as a result of the enactment of the CARES Act in the first quarter of 2020.
For the nine months ended September 30, 2019, our effective tax rate was 20.8% as we recognized income tax expense from continuing operations of $7.3 million on income from continuing operations of $34.9 million. The effective tax rate of 20.8% was more favorable than the statutory rate, inclusive of state income taxes, of 26.4%, primarily due to discrete tax benefits recognized primarily in the third quarter of 2019 related to U.S. federal and foreign return to provision adjustments. In addition, we recognized a discrete tax benefit in the third quarter of 2019 related to a previously unrecognized tax benefit due to the expiration of statute of limitations on our "check-the-box" election made in 2015 to treat certain wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes.
See Note 12 "Income Taxes" within the notes to our consolidated financial statements for additional information on our income tax expense.
Net Income (Loss) from Continuing Operations and Earnings (Loss) Per Share
Net income from continuing operations decreased by $45.2 million to a net loss from continuing operations of $17.6 million for the nine months ended September 30, 2020, from net income from continuing operations of $27.6 million for the same prior year period. This decrease is primarily attributable to the $59.8 million of non-cash pretax goodwill impairment charges related to our Business Advisory segment recognized in the first quarter of 2020. As a result of the decrease in net income from continuing operations, diluted loss per share from continuing operations for the first nine months of 2020 was $0.81 compared to diluted earnings per share from continuing operations of $1.23 for the first nine months of 2019. The non-cash goodwill impairment charges had a $2.11 unfavorable impact on diluted earnings per share from continuing operations for the first nine months of 2020.
EBITDA and Adjusted EBITDA
EBITDA decreased $65.8 million to $7.0 million for the nine months ended September 30, 2020, from $72.8 million for the nine months ended September 30, 2019. The decrease in EBITDA was primarily attributable to the non-cash goodwill impairment charges of $59.8 million recognized in the first quarter of 2020 and the increase in salaries and related expense for our revenue-generating professionals for the first nine months of 2020 compared to the first nine months of 2019; partially offset by the decrease in selling, general and administrative expenses, excluding the change in the market value of our deferred compensation liability for the first nine months of 2020 compared to the same prior year period.

Adjusted EBITDA decreased $6.0 million to $70.1 million in the first nine months of 2020 from $76.0 million in the first nine months of 2019. The decrease in adjusted EBITDA was primarily attributable to the increase in salaries and related expenses for our revenue-generating professionals for the first nine months of 2020 compared to the first nine months of 2019; largely offset by the decrease in selling, general and administrative expenses, excluding the change in the market value of our deferred compensation liability and transaction-related expenses related to the evaluation of potential acquisitions, for the first nine months of 2020 compared to the same prior year period.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income from continuing operations decreased $5.9 million to $37.7 million in the first nine months of 2020 compared to $43.7 million in the first nine months of 2019. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for the first nine months of 2020 was $1.70 compared to $1.95 for the first nine months of 2019.
Segment Results
Healthcare
Revenues
Healthcare segment revenues decreased $27.3 million, or 9.2%, to $268.3 million for the first nine months of 2020 from $295.6 million for the first nine months of 2019, primarily due to the negative impact of the COVID-19 pandemic on demand for our services within this segment, as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic.
During the nine months ended September 30, 2020, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 58.9%, 16.2%, 18.3%, and 6.6% of this segment’s revenues, respectively, compared to 63.9%, 13.3%, 17.0%, and 5.8% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $49.0 million during the first nine months of 2020, compared to $50.1 million during the first nine months of 2019. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $27.3 million decrease in revenues, $17.8 million was attributable to a decrease in revenues from our full-time billable consultants and $9.5 million was attributable to our full-time equivalents. The decrease in revenues attributable to our full-time billable consultants reflected a decrease in the consultant utilization rate, partially offset by increases in the average number of full-time billable consultants and the average billing rate in the first nine months of 2020 compared to the same prior year period. The decrease in full-time equivalent revenues reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents during the first nine months of 2020 compared to the same prior year period.
Operating Income
Healthcare segment operating income decreased $23.2 million, or 24.7%, to $70.8 million for the nine months ended September 30, 2020, from $94.1 million for the nine months ended September 30, 2019. The Healthcare segment operating margin decreased to 26.4% for the first nine months of 2020 from 31.8% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals and technology expenses; partially offset by decreases in performance bonus expense for our revenue-generating professionals, contractor expenses, and product and event costs, as percentages of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $17.8 million, or 9.7%, to $201.4 million for the first nine months of 2020 from $183.6 million for the first nine months of 2019, primarily related to strengthened demand for our cloud-based technology and analytics solutions and our restructuring and capital advisory solutions provided to organizations in transition.
During the first nine months of 2020, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 36.5%, 58.8%, 2.9%, and 1.8% of this segment’s revenues, respectively, compared to 39.6%, 56.8%, 1.5%, and 2.1% of this segment’s revenues, respectively, during the same prior year period. Performance-based fee revenue was $5.9 million for the first nine months of 2020, compared to $2.8 million for the first nine months of 2019. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $17.8 million increase in revenues, $14.3 million was attributable to revenues generated by our full-time billable consultants and $3.5 million was attributable to our full-time equivalents. The increase in revenues from our full-time billable consultants was primarily driven by increases in the average number of full-time billable consultants and the average billing rate in the first nine months of 2020 compared to the same prior year period. The increase in revenues from our full-time equivalents was driven by an increased use of contractors; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the first nine months of 2020 compared to the same prior year period.

Operating Income
Business Advisory segment operating income increased by $4.3 million, or 13.1%, to $37.3 million for the nine months ended September 30, 2020, from $33.0 million for the nine months ended September 30, 2019. The Business Advisory segment operating margin increased to 18.5% for the first nine months of 2020 from 18.0% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in promotion and marketing expenses, revenue growth that outpaced an increase in salaries and related expenses for our revenue-generating professionals, and decreases in signing, retention and other bonus expense for our revenue-generating professionals and practice administration and meetings expenses. These increases to the segment's operating margin were partially offset by increases in performance bonus expense for our revenue-generating professionals, contractor expenses, share-based compensation expense for our revenue-generating professionals, and restructuring charges, all as percentages of revenues. The restructuring charge recorded in the first nine months of 2020 related to the termination of a third-party advisor agreement.
The non-cash goodwill impairment charges related to the Strategy and Innovation and Life Sciences reporting units within the Business Advisory segment, which are discussed above within consolidated results, are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segment. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See the "Critical Accounting Policies" section below and Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the goodwill impairment charges and our goodwill balances.
Education
Revenues
Education segment revenues increased $10.8 million, or 6.5%, to $176.0 million for the first nine months of 2020 from $165.3 million. The increase in revenues was primarily related to an increase in our cloud-based technology and analytics solutions and strategy and research consulting solutions in the first half of 2020, partially offset by the negative impact of the COVID-19 pandemic on demand for our on-premise technology consulting solutions.
For the nine months ended September 30, 2020, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 20.2%, 70.1%, 0.4% and 9.3% of this segment’s revenues, respectively. Revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 22.9%, 69.1%, and 8.0% of this segment's revenues, respectively, during the same prior year period.
Of the overall $10.8 million increase in revenues, $6.5 million was attributable to revenues generated by our full-time billable consultants and $4.3 million was attributable to revenues generated by our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by decreases in the consultant utilization rate and average billing rate in the first nine months of 2020 compared to the same prior year period. The increase in the average number of full-time billable consultants primarily related to hiring that occurred prior to the COVID-19 pandemic. The increase in revenues from our full-time equivalents was primarily driven by an increased use of contractors and project consultants as well as an increase in software subscriptions and data hosting revenues; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the first nine months of 2020 compared to the same prior year period.
Operating Income
Education segment operating income decreased $1.4 million, or 3.3%, to $41.8 million for the nine months ended September 30, 2020, from $43.2 million for the nine months ended September 30, 2019. The Education segment operating margin decreased to 23.7% for the first nine months of 2020 from 26.2% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals, technology expenses, and contractor expenses, all as percentages of revenues; partially offset by a decrease in promotion and marketing expenses and performance bonus expense for our revenue-generating professionals.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased $63.1 million to $74.7 million at September 30, 2020 from $11.6 million at December 31, 2019. As of September 30, 2020, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Nine Months Ended September 30,
Cash Flows (in thousands):	2020	2019
Net cash provided by operating activities	$77,985	$51,745
Net cash used in investing activities	(28,388)	(24,420)
Net cash provided by (used in) financing activities	13,517	(11,060)
Effect of exchange rate changes on cash	27	38
Net increase in cash and cash equivalents	$63,141	$16,303
Operating Activities
Net cash provided by operating activities totaled $78.0 million for the nine months ended September 30, 2020, compared to $51.7 million for the nine months ended September 30, 2019. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The increase in cash provided by operating activities for the first nine months of 2020 compared to the same prior year period was primarily attributable to an increase in cash collections, a decrease in selling, general and administrative expenses for the first nine months of 2020 compared to the first nine months of 2019; and the deferral of the employer's portion of social security taxes as provided for under the CARES Act. These increases to cash provided by operating activities were partially offset by increases in payments to employees for salaries and related benefits in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 and the amount paid for annual performance bonuses in the first quarter of 2020 compared to the first quarter of 2019.
Investing Activities
Net cash used in investing activities was $28.4 million and $24.4 million for the nine months ended September 30, 2020 and 2019, respectively.
The use of cash in the first nine months of 2020 primarily consisted of $13.0 million for the purchase of an additional convertible debt investment in Shorelight Holdings, LLC; $6.8 million for payments related to internally developed software; $5.7 million for purchases of property and equipment, primarily related to purchases of leasehold improvements and furniture for certain office spaces and computers and related equipment; and $2.0 million for contributions to our life insurance policies which fund our deferred compensation plan.
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
In order to support our liquidity during the COVID-19 pandemic, we took proactive measures to increase available cash on hand, including reducing discretionary capital expenses. As a result, as of September 30, 2020, we estimate that cash utilized for purchases of software development and property and equipment in 2020 will total approximately $16 million to $20 million. These purchases will primarily consist of software development costs, information technology related equipment to support our corporate infrastructure, and leasehold improvements for certain office locations.
Financing Activities
Net cash provided by financing activities was $13.5 million for the nine months ended September 30, 2020. During the first nine months of 2020, we borrowed $283.0 million, all of which was in the first quarter of 2020, including $125.0 million in March 2020 to maintain excess cash and support liquidity during the period of uncertainty created by the COVID-19 pandemic, as well as to fund our annual performance bonus payment. During the first nine months of 2020, we made repayments on our borrowings of $240.4 million, including $200.0 million in the second and third quarters of 2020 due to our ability to maintain adequate cash flows from operations and improved clarity around access to capital resources. Additionally, we repurchased and retired $20.9 million of our common stock under our Share Repurchase Program, as defined below, and settled $1.2 million of share repurchases that were accrued as of December 31, 2019.
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
Share Repurchase Program
As of September 30, 2020, we had a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2020 (the "Share Repurchase Program"). In the first quarter of 2020, we repurchased and retired 313,998 shares for $20.9 million. Additionally, in the first quarter of 2020, we settled the repurchase of 18,000 shares for $1.2 million that were accrued as of December 31, 2019. No shares were repurchased in the second and third quarters of 2020. As of September 30, 2020, less than $0.1 million remained available for share repurchases. The Share Repurchase Program expired on October 31, 2020.
Financing Arrangements
At September 30, 2020, we had $248.0 million outstanding under our senior secured credit facility and $3.5 million outstanding under a promissory note, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At September 30, 2020 and December 31, 2019, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of September 30, 2020 was 2.09 to 1.00, compared to 1.64 to 1.00 as of December 31, 2019. Our Consolidated Interest Coverage Ratio as of September 30, 2020 was 13.19 to 1.00, compared to 15.29 to 1.00 as of December 31, 2019. The increase in our Consolidated Leverage Ratio as of September 30, 2020 compared to December 31, 2019 was driven by increased borrowings under the Amended Credit Agreement to maintain excess cash and support liquidity during the period of uncertainty created by the COVID-19 pandemic and to fund our annual performance bonus payment in the first quarter of 2020. As a result of these borrowings, cash and cash equivalents increased $63.1 million to $74.7 million at September 30, 2020 from $11.6 million at December 31, 2019.
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
Principal borrowings outstanding under the Amended Credit Agreement at September 30, 2020 and December 31, 2019 totaled $248.0 million and $205.0 million, respectively. These borrowings carried a weighted average interest rate of 2.5% at September 30, 2020 and 3.0% at December 31, 2019 including the impact of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2020, we had outstanding letters of credit totaling $1.7 million, which are primarily used as security deposits for our office facilities. As of September 30, 2020, the unused borrowing capacity under the revolving credit facility was $350.3 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At September 30, 2020, the outstanding principal amount of the promissory note was $3.5 million, and the aircraft had a carrying amount of $4.6 million. At December 31, 2019, the outstanding principal amount of the promissory note was $3.9 million, and the aircraft had a carrying amount of $5.1 million.
For further information, see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements.
Future Financing Needs
Our current primary financing need is to support our operations during the COVID-19 pandemic. The pandemic has created significant volatility and uncertainty in the economy, which could limit our access to capital resources and could increase our borrowing costs. In order to support our liquidity during the pandemic, we took proactive measures to increase available cash on hand, including, but not limited to, borrowing under our senior secured credit facility in the first quarter of 2020 and reducing discretionary operating and capital expenses. To further support our liquidity, we elected to defer the deposit of our employer portion of social security taxes beginning in April 2020 and through the end of the year, which we expect to pay in equal installments in the fourth quarters of 2021 and 2022, as provided for under the CARES Act. Our long-term financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures. We believe our internally generated liquidity, together with our available cash, and the borrowing capacity available under our revolving credit facility will be adequate to support our current financing needs and long-term growth strategy. Our ability to secure additional financing, if needed, in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, borrowings outstanding under our senior secured credit facility totaled $248.0 million compared to $205.0 million at December 31, 2019. See the "Liquidity and Capital Resources" section above and Note 7 "Financing Arrangements" within the notes to our consolidated financial statements for additional information on our outstanding borrowings as of September 30, 2020. There have been no other material changes to our contractual obligations since December 31, 2019.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2019. Below is an update to our critical accounting policy related to the carrying value of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first nine months of 2020.

Carrying Values of Goodwill and Other Intangible Assets
First Quarter 2020 Goodwill Impairment Analysis
The worldwide spread of the coronavirus (COVID-19) in the first quarter of 2020 created significant volatility, uncertainty and disruption to the global economy. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how we expect it will continue to negatively impact our clients, employees and business partners. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expected it to have an unfavorable impact on sales, increase uncertainty in the backlog and negatively impact full year 2020 results. The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities, which may be considered by our clients to be more discretionary in nature, and the duration of the projects within these practices are typically short-term. Therefore, due to the uncertainty caused by the COVID-19 pandemic, we are cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, during the first quarter of 2020 we believed that the fair value of these two reporting units no longer exceeded their carrying values and performed an interim impairment test on both reporting units as of March 31, 2020.
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
Concurrently with the goodwill impairment tests performed over the Strategy and Innovation and Life Sciences reporting units, we evaluated whether any indicators exist that would lead us to believe that the fair values of our Healthcare, Education, and Business Advisory reporting units may not exceed their carrying values. Based on our internal projections, consideration of the impact of the COVID-19 pandemic on these reporting units, and review of the amounts by which the fair values of these reporting units exceeded their carrying values in the most recent quantitative goodwill impairment analysis performed, we did not identify any indicators that would lead us to believe that the fair values of these reporting units may not exceed their carrying values as of March 31, 2020. Additionally, in the second and third quarters of 2020, we did not identify any indicators that would lead us to believe that the fair values of any of our reporting units may not exceed their carrying values. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods.

The carrying values of goodwill for each of our reporting units as of September 30, 2020 are as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$428,729
Education	104,384
Business Advisory	16,094
Strategy and Innovation	37,523
Life Sciences	—
Enterprise Solutions and Analytics	—
Total	$586,730
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $22.3 million at September 30, 2020 and primarily consist of customer relationships, trade names, technology and software, non-competition agreements, and customer contracts, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In connection with the goodwill impairment tests performed for the Strategy and Innovation and Life Sciences reporting units in the first quarter of 2020, which resulted in non-cash goodwill impairment charges, we performed impairment tests on the long-lived assets allocated to the asset groups of the Strategy and Innovation and Life Sciences reporting units. Based on the impairment tests performed, we concluded that the long-lived assets allocated to the asset groups were not impaired as of March 31, 2020. We did not identify any indicators that would lead us to believe that the carrying values of the long-lived assets allocated to our other asset groups may not be recoverable as of March 31, 2020, June 30, 2020, and September 30, 2020.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 "New Accounting Pronouncements" within the notes to the consolidated financial statements for information on new accounting pronouncements.
SUBSEQUENT EVENTS

Acquisition of ForceIQ, Inc.
On October 15, 2020, we entered into an agreement to acquire ForceIQ, Inc. ("ForceIQ"), a Salesforce Industries partner focused on helping clients drive digital transformation and innovation at scale powered by the cloud. The acquisition expands our cloud-based technology offerings within the Business Advisory segment. The results of operations of ForceIQ will be included within the Business Advisory segment from the effective close date, November 1, 2020. The acquisition of ForceIQ is not significant to our consolidated financial statements.
Fourth Quarter 2020 Restructuring Plan
On October 29, 2020, we announced a restructuring plan to reduce operating costs to address the impact of the COVID-19 pandemic on our business. The restructuring plan provides for a reduction in workforce and leased office space that is expected to result in initial restructuring charges in a range of approximately $15.5 million to $19.5 million and annualized savings in a range of approximately $23.0 million to $27.0 million. We do not anticipate a material revenue impact related to the restructuring actions.
The reduction in workforce impacts approximately 145 employees across all segments and corporate operations. We expect the reduction in workforce to be substantially complete by the end of the fourth quarter of 2020 and expect to incur an estimated restructuring charge in a range of approximately $3.5 million to $4.5 million related to cash payments for employee severance and benefits.
The reduction in leased office space is expected to result in estimated non-cash restructuring charges in a range of approximately $12.0 million to $15.0 million, consisting of operating lease right-of-use asset and leasehold improvement impairment charges and accelerated depreciation on other fixed assets. The non-cash restructuring charges related to the reduction in leased office space are expected to be recorded primarily in the fourth quarter of 2020. Future cash expenditures related to the leased office space are expected to continue through 2029. The exact amount and timing of the office space reductions, and the associated payments and expenses, depend on a number of factors, including our ability to terminate or modify existing lease contracts and/or enter into sublease agreements for the exited spaces to lower future cash expenditures.
In addition, in the fourth quarter of 2020, we announced our intent to divest our life sciences drug safety practice, a UK-based business that is part of the Life Sciences reporting unit within our Business Advisory segment. For the nine months ended September 30, 2020, this practice generated $1.9 million of revenue and is not significant to our consolidated financial statements. We expect the divestiture to be completed in the fourth quarter of 2020.

We believe these measures will better align delivery capacity with anticipated demand and strengthen our financial position amidst the ongoing disruption, creating a foundation from which our business can grow.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At September 30, 2020, we had borrowings outstanding under the credit facility totaling $248.0 million that carried a weighted average interest rate of 2.5%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $0.5 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps outstanding at September 30, 2020. At December 31, 2019, we had borrowings outstanding under the credit facility totaling $205.0 million that carried a weighted average interest rate of 3.0% including the impact of the interest rate swap outstanding at December 31, 2019. A hypothetical 100 basis point change in the interest rate would have had a $1.6 million effect on our pretax income on an annualized basis, including the effect of the interest rate swap.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At September 30, 2020, the outstanding principal amount of the promissory note was $3.5 million and carried an interest rate of 2.1%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income. At December 31, 2019, the outstanding principal amount of the promissory note was $3.9 million and carried an interest rate of 3.7%. A hypothetical 100 basis point change in the interest rate as of December 31, 2019 would not have had a material effect on our pretax income.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have an investment in the form of 1.69% convertible debt in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of September 30, 2020, the fair value of the investment was $61.1 million, with a total cost basis of $40.9 million. At December 31, 2019, the fair value of the investment was $49.5 million, with a total cost basis of $27.9 million.
We have a preferred stock investment in Medically Home Group, Inc., a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of September 30, 2020, the carrying value of the investment was $5.0 million. Following our purchase, there has been no impairment, nor any observable price changes to our investment. See Note 10 “Fair Value of Financial Instruments” for further information on our long-term investments in Shorelight Holdings, LLC and Medically Home Group, Inc.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The worldwide spread of coronavirus (COVID-19) has created significant volatility, uncertainty and disruption to the global economy. The pandemic is adversely impacting and, in the future, could materially adversely impact our business, operations and financial results. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:
•the severity of the pandemic;
•the timing of the development and distribution of an effective vaccine or treatments for COVID-19;
•governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including quarantines, social distancing and other risk mitigating measures taken to prevent the spread of COVID-19;
•the effect on our clients and client demand for our services and solutions, including the effect on the healthcare and higher education industries which are areas of significant focus for our business;
•the health and welfare of our employees, including our senior management team, practice leaders and managing directors, and their ongoing ability to serve clients and manage operations if they contract COVID-19;
•the impact on our key third-party vendors;
•the effect on the businesses in which we have invested;

•our ability to sell and provide our services and solutions and maintain adequate utilization levels, including as a result of travel restrictions, shelter-in-place and quarantine orders and people working from home;
•the ability of our clients to pay for our services and solutions;
•any disruption to the Internet and related systems, which may impact our ability to provide our services and solutions remotely, and increased vulnerability to hackers or third parties seeking to disrupt operations; and
•any closures of our clients’ offices and facilities.
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
Our total assets reflect a substantial amount of intangible assets, primarily goodwill. At December 31, 2019, goodwill and other intangible assets totaled $678.3 million, or 61%, of our total assets. During the first quarter of 2020, we incurred non-cash pretax goodwill impairment charges totaling $59.8 million related to our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment, as discussed below. At September 30, 2020, goodwill and other intangible assets totaled $609.0 million, or 56%, of our total assets as of September 30, 2020. The goodwill results from our acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.
The worldwide spread of the coronavirus (COVID-19) in the first quarter of 2020 created significant volatility, uncertainty and disruption to the global economy. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how we expect it will continue to negatively impact our clients, employees and business partners. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expected it to have an unfavorable impact on sales, increase uncertainty in the backlog and negatively impact full year 2020 results. The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities, which may be considered by our clients to be more discretionary in nature, and the duration of the projects within these practices are typically short-term. Therefore, due to the uncertainty caused by the COVID-19 pandemic, we are cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, during the first quarter of 2020 we believed that the fair value of these two reporting units no longer exceeded their carrying values and performed an interim impairment test on both reporting units as of March 31, 2020.
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
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2020, we reacquired 12,468 shares of common stock with a weighted average fair market value of $46.49 as a result of such tax withholdings.

We had a share repurchase program permitting us to repurchase up to $125 million of our common stock through October 31, 2020 (the "Share Repurchase Program"), with less than $0.1 million available for share repurchases as of September 30, 2020. The Share Repurchase Program expired on October 31, 2020.
The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2020 - July 31, 2020	3,106	$44.25	—	$43,572
August 1, 2020 - August 31, 2020	8,705	$47.66	—	$43,572
September 1, 2020 - September 30, 2020	657	$41.57	—	$43,572
Total	12,468	$46.49	—
(1)The number of shares repurchased each period represent shares to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.
(2)As of the end of the period.

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

Huron Consulting Group Inc.
(Registrant)

Date:	November 2, 2020	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer