Form 10-K
period 2020-12-31
Huron Consulting Group Inc.
filed 2021-02-23
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $992,600,000.
As of February 16, 2021, 22,768,479 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2020

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
OUR SERVICES
We provide professional services through three operating segments: Healthcare, Business Advisory, and Education, which for the year ended December 31, 2020, we derived 42%, 32%, and 26% of our consolidated revenues from these operating segments, respectively.
•Healthcare
Our Healthcare segment serves national and regional hospitals, integrated health systems, academic medical centers, community hospitals, and medical groups. Our Healthcare professionals have a depth of expertise in business operations, including financial and operational improvement, care transformation, and revenue cycle managed services; organizational transformation; and digital, technology and analytic solutions. Most healthcare organizations are focused on changing the way care is delivered; establishing a sustainable business model centered around optimal cost structures, reimbursement models and financial strategies; and evolving their digital, technology and analytic capabilities. Our solutions help clients adapt to this rapidly changing healthcare environment to become a more agile, efficient and consumer-centric organization. We use our deep industry expertise to help clients solve a diverse set of business issues, including, but not limited to, optimizing financial and operational performance, improving care delivery and clinical outcomes, increasing physician, patient and employee satisfaction, evolving organizational culture, and maximizing return on technology investments.

•Business Advisory
Our Business Advisory segment works with C-suite executives, boards, and business unit and functional leadership across a diverse set of organizations, including healthy, well-capitalized companies to organizations in transition, and across a broad range of industries, including life sciences, financial services, healthcare, education, energy and utilities, industrials and manufacturing, and the public sector. Our Business Advisory professionals have deep industry, functional and technical expertise that they put forward when delivering our digital, technology and analytics, strategy and innovation and corporate finance and restructuring services. In today’s disruptive environment, organizations must reimagine their historical strategies and financial and operating models to sustain and advance their competitive advantage. Organizations also recognize the need to adopt technologies, automation and analytics to improve their operations and compete in a rapidly changing environment. Our experts help organizations across industries with a variety of business challenges, including, but not limited to, embedding technology and analytics throughout their internal and customer-facing operations, developing insights into the needs of tomorrow’s customers in order to evolve their enterprise and business unit strategies, bringing new products to market, and managing through stressed and distressed situations to create a viable path forward for stakeholders.
•Education
Our Education segment serves public and private colleges and universities, academic medical centers, research institutes and other not-for-profit organizations. Our Education professionals have a depth of expertise in strategy and innovation; business operations, including the research enterprise and student lifecycle; digital, technology and analytic solutions; and organizational transformation. Our Education segment clients are increasingly faced with financial and/or demographic challenges as well as increased competition. To remain competitive, organizations must challenge traditional operating and financial models and reimagine strategic, operational and research-centered opportunities that advance their mission while strengthening their business models. We collaborate with clients to address these challenges and ensure they have a sustainable future. We combine our deep industry, functional and technical expertise to help clients solve their most pressing challenges, including, but not limited to, transforming business operations with technology; strengthening research strategies and support services; evolving their organizational strategy; optimizing financial and operational performance; and enhancing the student lifecycle.
Huron is an Oracle partner, a Gold-level consulting partner with Salesforce.com and a Premium Partner with Salesforce.org, a Workday Services and Software Partner, an Amazon Web Services consulting partner, a Silver-level system integrator with Informatica and an SAP Concur implementation partner.
OUR CLIENTS AND INDUSTRIES
We provide services to both financially sound organizations and organizations in transition across industries, including healthcare, education, life sciences, financial services, energy and utilities, industrials and manufacturing, public sector and other commercial industries. Our clients span hospitals, health systems and academic medical centers; colleges, universities and research institutes; banks, asset managers, insurance companies and private equity firms; pharmaceuticals, biotechnology and medical device companies, oil and gas and utilities companies, manufacturing organizations and the federal government. In 2020, we served over 1,700 clients.
HUMAN CAPITAL RESOURCES AND MANAGEMENT
Our success depends on our ability to attract, engage, develop and retain highly talented professionals. Our growth strategy depends on creating a work environment where employees can shape their future and where individuals are rewarded for their own contributions and the success of our organization. We are focused on advancing every facet of the employee experience, beginning with the recruiting process through post-employment or retirement. We create a personalized experience for our people and empower them to make a meaningful impact on our clients, our communities, and one another. We have developed comprehensive programs incorporating learning opportunities, beginning with the onboarding process and continuing throughout one’s career journey to enable the professional development of our team. We provide a competitive total rewards package including robust benefits that are tailored to the diverse needs of our employees and are refreshed regularly to maintain competitiveness. Our total rewards program has continuously helped Huron be recognized as a Best Firm to Work For by Consulting magazine, including in 2020. In addition to external recognitions, we monitor our human capital resources through internal metrics. Our leading measure is our quarterly employee engagement score, which was consistently in the low 80s throughout 2020 compared to the Glint Employee Engagement global benchmark of 72. In addition, we review voluntary turnover across a number of key variables including practice area, performance, geography, and demographics in order to assess the effectiveness of our employee development and total rewards programs.
Our employee population is divided into two groups: client-serving and support professionals. As of December 31, 2020, we had 3,807 full-time employees, including 169 client-serving managing directors. Our client-serving employees act as critical business advisors, collaborating with clients to help solve their most complex business problems. Our managing directors are the key drivers of growth in our business, generating revenue streams from existing and new clients. Our managing directors also enhance our market reputation by partnering with clients as advisors and engagement team leaders. Internally, they create our intellectual capital, develop our people, and are stewards of our culture. Our principals, senior directors, directors, and managers manage day-to-day client relationships, develop our people, nurture our culture, and oversee the delivery and quality of our work product. Our associates and analysts gather and organize data, conduct detailed analyses, and prepare presentations that synthesize and distill information to support recommendations we deliver to clients.
Our support professionals include our senior management team as well as those who provide sales support, methodology creation, software development, and corporate functions consisting of our corporate development, facilities, finance and accounting, human resources, information technology, legal, and marketing teams. These employees provide strategic direction for the enterprise and support that enables the success of our businesses and client-serving employees. At December 31, 2020, our support professionals team was led by 30 managing directors, executives and corporate vice presidents.
In addition to our full-time client-serving employees, we engage temporary employees on an as-needed basis. We primarily use this contingent workforce to engage talent with specialized skills and/or experience or to expand our capacity to be able to deliver on client engagements or internal initiatives. We will continue to use temporary employees going forward as a key part of achieving our growth strategy.
The ability to advance one’s career is critical to our employee retention and engagement. As part of our onboarding process, our employee experience team facilitates a robust and structured curriculum for newly hired employees to develop and onboard into the company. We strive to develop world class leaders and are committed to providing programs and opportunities that achieve this goal by focusing on key leadership attributes at all levels. We also provide a variety of learning opportunities, through online and virtual classroom environments, to further develop employees’ capabilities, including technical knowledge, people skills, team dynamics, and coaching and developing others. We encourage our employees to enhance their professional skills through external learning opportunities that certify their technical skills and to pursue certain advanced degrees. Employees are matched with internal onboarding stewards, performance coaches, and mentors to facilitate their growth and network of support.
Our total rewards philosophy focuses on rewarding and retaining our high performing employees. To accomplish this, we offer employees a competitive base salary, performance incentives, and robust, market-competitive benefits.
Our incentive compensation plan is designed to recognize and reward performance of both the organization and individuals and to ensure we retain our top performers. We take both practice and company financial performance into consideration in the determination of bonus pool funding. At the practice level, the annual bonus pool is funded based on achievement of its annual financial goals. Our board of directors reviews and approves the total incentive compensation pool for all practices in the context of the Company’s overall financial performance. Individual bonus awards are based on the practice’s financial performance, individual bonus targets, and the individual’s performance as evaluated through our performance management process. The intent of the incentive compensation plan is to differentiate rewards based on individual performance, ensuring that our top performers for the year receive incentives that are commensurate with their contributions, which enables Huron to retain them and continue to provide our clients with exceptional service. The incentive compensation plan for our named executive officers is funded based on a blend of achievement of company-wide financial goals and strategic initiatives.
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
DIVERSITY, EQUITY AND INCLUSION
Huron’s value of inclusion has been embedded across our organization since our founding and is fostered in our work environment every day. In 2020, we renewed our commitment to holding ourselves accountable by defining a diversity and inclusion action plan to help build a more equitable society. Through our action plan we will continue to foster an inclusive culture, advance diverse representation across all levels of the organization, expand our community outreach and support, perform pay equity studies, and strengthen our vendor processes.
CORPORATE RESPONSIBILITY AND SUSTAINABILITY
We are fully committed to our expanded societal role in making a lasting, positive impact on our people, our clients, our communities and the environment. In 2020, we refocused our corporate social responsibility efforts to align with five of the United Nation’s Sustainable Development Goals (SDGs): promoting good health and well-being, quality education, gender equality, decent work and economic growth and climate action. We have and will continue to support these goals through our Huron Helping Hands program, employee resource groups and corporate partnerships. In addition, our focus on these goals carries through in the work we do each day. From healthcare and life sciences to education and other not-for-profit institutions, we serve clients in industries that have a significant impact on the health, well-being, and development of our communities.
For additional information on Huron’s commitment to a more sustainable future, refer to our 2020 Corporate Social Responsibility report, which includes our Sustainability Accounting Standards Board (SASB) index, and is available on the investor relations website which is located at ir.huronconsultinggroup.com.
BUSINESS DEVELOPMENT AND MARKETING
Our business development and marketing activities are aimed at cultivating relationships, generating leads, and building a strong brand reputation with health systems, hospitals, and university administrators; offices of the C-suite; and senior level influencers and decision makers of middle market and large corporate organizations. We believe excellent service delivery to clients is critical to building and maintaining relationships and sustaining and strengthening our brand reputation, and we emphasize the importance of high-quality client service to all of our employees.

Currently, we generate new business opportunities through the combination of relationships our managing directors have with individuals working at our prospective clients and marketing lead generation activities. We also view market-based collaboration between our managing directors as a key component in building our business. Often, the client relationship of a managing director in one area of our business leads to opportunities in another area. All of our managing directors understand their roles in ongoing relationship and business development, which is reinforced through our compensation and incentive programs. We actively seek to identify new business opportunities and frequently receive referrals and repeat business from past and current clients. In addition, to complement the business development efforts of our managing directors, we have dedicated business development professionals who are focused exclusively on developing client relationships and generating new business.
COMPETITION
The professional services industry is extremely competitive, highly fragmented, and constantly evolving. The industry includes a large number of participants with a variety of skills and industry expertise, including other strategy, business operations, technology, and financial advisory consulting firms; general management consulting firms; the consulting practices of major accounting firms; technical and economic advisory firms; regional and specialty consulting firms; consulting divisions of our technology partners; and the internal professional resources of organizations. We compete with a large number of service and technology providers in all of our segments. Our competitors vary, depending on the particular practice area, and we expect to continue to face competition from new market entrants.
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
Risks Related to COVID-19
Our results of operations have been adversely affected and, in the future, could be materially adversely impacted by the coronavirus (COVID-19) pandemic.
The worldwide spread of the COVID-19 pandemic has created significant volatility, uncertainty and disruption to the global economy. The pandemic is adversely impacting and, in the future, could materially adversely impact our business, operations and financial results. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:
•the duration of the pandemic;
•the effective distribution of vaccines or treatments for COVID-19 and the willingness of the population to take the vaccines;
•governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including quarantines, social distancing and other risk mitigating measures taken to prevent the spread of COVID-19;
•the effect on our clients and client demand for our services and solutions, including the impact on the healthcare and higher education industries which are areas of significant focus for our business;
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
Additionally, in some instances, clients have slowed down decision making, delayed planned work or are seeking to reduce the scope of current engagements or terminate existing agreements, which may continue. Any of these events could cause or contribute to the risks and uncertainties discussed below and could materially adversely affect our business, financial condition, results of operations and/or stock price.
Risks Related to Human Capital Resources
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
Risks Related to Business Growth and Development
We may incur costs to support our business and the inability to effectively build a support structure for the business could have an adverse impact on our growth and profitability.
We have grown significantly since we commenced operations and have increased the number of our full-time professionals from 249 in 2002 to 3,807 as of December 31, 2020. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures, and controls and will continue to do so in the near future. To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, and controls, which may increase our total costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.
In the fourth quarter of 2019, we began the implementation of a new enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal operational, financial and administrative activities. In January 2021, we went live with the new ERP system, and we continue to progress with additional functionality and integrations. The full implementation of a new ERP system in its entirety, which will take place over several years, subjects us to inherent costs and risks including substantial capital expenditures, additional administration and operating expenses, potential disruption of our internal control structure, retention of sufficiently skilled personnel to implement and operate the new system, demand on management time, and other risks and costs of delays or difficulties in transition. Our system implementation may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing a new ERP system may cause disruptions or have an adverse effect on our business operations, if not anticipated and appropriately mitigated.
Our international expansion could result in additional risks.
We operate both domestically and internationally, including in Canada, Europe, Asia, and the Middle East. Although historically our international operations have been limited, we intend to continue to expand internationally. Such expansion may result in additional risks that are not present domestically and which could adversely affect our business or our results of operations, including:
•compliance with additional U.S. regulations and those of other nations applicable to international operations;
•cultural and language differences;
•employment laws, including immigration laws affecting the mobility of employees, and rules and related social and cultural factors;
•losses related to start-up costs, lack of revenue, higher costs due to low utilization, and delays in purchase decisions by prospective clients;
•currency fluctuations between the U.S. dollar and foreign currencies;

•restrictions on the repatriation of earnings;
•potentially adverse tax consequences and limitations on our ability to utilize losses generated in our foreign operations;
•different regulatory requirements and other barriers to conducting business;
•different or less stable political and economic environments;
•greater personal security risks for employees traveling to or located in unstable locations; and
•civil disturbances or other catastrophic events.
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
The consulting services industry in which we operate includes a large number of participants and is intensely competitive. We face competition from other business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms, consulting divisions of our technology partners, and the internal professional resources of organizations. In addition, because there are relatively low barriers to entry, we expect to continue to face additional competition from new entrants into the business operations and financial consulting industries. Competition in several of the sectors in which we operate is particularly intense as many of our competitors are seeking to expand their market share in these sectors. Many of our competitors have a greater national and international presence, as well as have a significantly greater number of personnel, financial, technical, and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. Some of our competitors may also have lower overhead and other costs and, therefore, may be able to more effectively compete through lower cost service offerings. Our ability to compete also depends in part on the ability of our competitors to hire, retain, and motivate skilled professionals, the price at which others offer comparable services, the ability of our competitors to offer new and valuable products and services to clients, and our competitors’ responsiveness to their clients. If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.
Risks Related to Industry and Customer Concentration
The healthcare and education industries are areas of significant focus for our business, and factors that adversely affect the financial condition of these industries could consequently affect our business.
We derive a significant portion of our revenue from clients in the healthcare and education industries. As a result, our financial condition and results of operations could be adversely affected by conditions affecting these industries, both generally and those specific to the types of clients we serve in these industries, including hospitals and health systems, academic medical centers, and higher education institutions. The healthcare and education industries are highly regulated and are subject to changing political, legislative, regulatory, and other influences. Uncertainty in any of these areas could cause our clients to delay or postpone decisions to use our services. Existing and new federal and state laws and regulations affecting the healthcare and education industries could create unexpected liabilities for us, could cause us or our clients to incur additional costs, and could restrict our or our clients’ operations.
Our healthcare and education clients operate in highly regulated industries. Regulatory and legislative changes in these industries could reduce the demand for our services, decreasing our competitive position or potentially rendering certain of our service offerings obsolete, change client buying patterns or decision making or require us to make unplanned modifications to our service offerings, which could require additional time and investment. If we fail to accurately anticipate the application of the laws and regulations affecting our clients and the industries they serve, if anticipated changes in regulation or regulatory uncertainty impact client buying patterns, or if such laws and regulations decrease our competitive position or limit the applicability of our service offerings, our results of operations and financial condition could be adversely impacted. Similarly, certain of our healthcare and education clients may experience or anticipate experiencing financial distress or face complex challenges as a result of general economic conditions or operations-specific reasons. Such clients may not have the financial resources or stakeholder support to start new projects or to continue existing projects.
Specifically with respect to healthcare, many healthcare laws are complex and their application to us, our clients, or the specific services and relationships we have with our clients are not always clear. In addition, federal and state legislatures have periodically introduced programs to reform or amend the U.S. healthcare system at both the federal and state level, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and continue to consider further significant reforms. Due to the significant implementation issues arising under these laws and potential new legislation, it is unclear what long-term effects they will have on the healthcare industry and in turn on our business, financial condition, and results of operations. Our failure to accurately anticipate the application of new laws and regulations, or our failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business.
There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of healthcare and education organizations, such as reimbursement policies for healthcare expenses, student loan policies or regulations, federal and state budgetary considerations, consolidation in either industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications of our products and services (which would require additional time and investment) or we could suffer reductions in demand for our products and services as a result of changes in regulations affecting either industry, such as changes in the way that healthcare organizations are paid for their services (e.g., based on patient outcomes instead of services provided).
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
Risks Related to Information Technology
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
Risks Related to Legal Matters
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
Our business could be materially adversely affected if we incur liability in connection with service offering innovation, including new or expanded service offerings.
We may grow our business through service offering innovation, including by entering into new or expanded lines of business beyond our core services. To the extent we enter into new or expanded lines of business, we may face new risks and uncertainties, including the possibility these new or expanded lines of business involve greater risks than our core services, that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, that the required investment of capital and other resources is greater than anticipated, and that we lose existing clients due to the perception that we are no longer focusing on our core business. Entry into new or expanded lines of business may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. For example, our recently launched Huron Managed Services business provides revenue cycle managed services to hospitals and health systems. These services include the coding, preparation, submission and collection of claims for medical service to payers for reimbursement. Such claims are governed by U.S. federal and state laws. U.S. federal law provides civil liability to any persons that knowingly submit, or cause to be submitted, a claim to a payer, including Medicare, Medicaid and private health plans, seeking payment for any services or items that overbills or bills for services or items that have not been provided to the patient. U.S. federal law may also impose criminal penalties for intentionally submitting such false claims. In addition, federal and state law regulates the collection of debt and may impose monetary penalties for violating those regulations. In connection with these laws, we may be subjected to U.S. federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended and private payers may file claims against us. Any investigation or proceeding related to these laws, even if unwarranted or without merit, may have a material adverse effect on our business, results of operations and financial condition.

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
Risks Related to Financial Management and Performance
Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our consultants, or if we are unable to deliver our services due to factors that disrupt travel to our client sites.
Our profitability depends to a large extent on the utilization and billing rates of our professionals. Utilization of our professionals is affected by a number of factors, including:
•the number and size of client engagements;
•the timing of the commencement, completion and termination of engagements, which in many cases is unpredictable;
•our ability to transition our consultants efficiently from completed engagements to new engagements;
•the hiring of additional consultants because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate;
•unanticipated changes in the scope of client engagements;
•our ability to forecast demand for our services and thereby maintain an appropriate level of consultants; and
•conditions affecting the industries in which we practice as well as general economic conditions.
The billing rates of our consultants that we are able to charge are also affected by a number of factors, including:
•our clients’ perception of our ability to add value through our services;
•the market demand for the services we provide;
•an increase in the number of engagements in the government sector, which are subject to federal contracting regulations;
•introduction of new services by us or our competitors;
•our competition and the pricing policies of our competitors; and
•current economic conditions.
If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the billing rates for our consultants, our financial results could materially suffer. Traditionally, most of our consultants have performed services at the physical locations of our clients. Starting in 2020 and in response to the proliferation of the coronavirus, substantially all of our services were delivered remotely. If our consultants are unable to continue delivering services remotely or if we are out of step with a general market return to in person service delivery, our business could be materially adversely affected.
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
Other fluctuations in our quarterly results of operations may be due to a number of other factors, some of which are not within our control, including:
•the timing and volume of client invoices processed and payments received, which may affect the fees payable to us under certain of our engagements;
•client decisions regarding renewal or termination of their contracts;
•the amount and timing of costs related to the development or acquisition of technologies or businesses; and
•unforeseen legal expenses, including litigation and other settlement gains or losses.
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
We have engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually-defined goals. The achievement of these contractually-defined goals may be subject to acknowledgment by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. To the extent that any revenue is contingent upon the achievement of a performance target, we recognize such revenue using a process that requires us to make significant management judgments, estimates, and assumptions. While we believe that the estimates and assumptions we have used for revenue recognition are reasonable, subsequent changes could have a material impact to our future financial results. The percentage of our revenues derived from performance-based fees for the years ended December 31, 2020, 2019, and 2018, was 9.2%, 8.9%, and 6.1%, respectively. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.
The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.
When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2020, 2019, and 2018, fixed-fee engagements represented 41.4%, 45.8%, and 47.4%, of our revenues, respectively.
Our business performance might not be sufficient for us to meet the full-year financial guidance that we provide publicly.
We provide full-year financial guidance to the public based upon our expectations regarding our financial performance. While we believe that our annual financial guidance provides investors and analysts with insight to our view of the Company’s future performance, such financial guidance is based on assumptions that may not always prove to be accurate and may vary from actual results. If we fail to meet the full-year financial guidance that we provide, or if we find it necessary to revise or suspend such guidance during the year, the market value of our common stock could be adversely affected.
Risks Related to Capital Resources
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
At December 31, 2020, we had outstanding indebtedness of $200.0 million on our revolving line of credit that becomes due and payable in full upon maturity on September 27, 2024, and $3.3 million principal amount of our promissory note due March 1, 2024. Our ability to make scheduled payments of the principal, to pay interest, or to refinance our indebtedness, depends on our future performance. If we are unable to generate cash flow from operations sufficient to satisfy our obligations under our current indebtedness and any future indebtedness, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance our current indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the current indebtedness or future indebtedness.
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

Risks Related to Asset Impairment
Our goodwill and other intangible assets represent a substantial amount of our total assets, and we may be required to recognize a non-cash impairment charge for these assets if the performance of one or more of our reporting units falls below our expectations.
Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2020, goodwill and other intangible assets totaled $614.7 million, or 58%, of our total assets. Goodwill results from our acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Intangible assets other than goodwill represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets primarily consist of customer relationships, trade names, customer contracts, technology and software, and non-competition agreements, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the year ended December 31, 2020, we recorded non-cash goodwill impairment charges totaling $59.8 million related to the Company’s Business Advisory segment. During 2019 and 2018, we did not record any non-cash goodwill impairment charges. No material impairment charges for intangible assets were recorded in 2020, 2019, or 2018.
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
In 2014 and 2015, we invested $27.9 million, in the form of zero coupon convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education. In the first quarter of 2020, we invested an additional $13.0 million, in the form of 1.69% convertible debt with a senior liquidation preference. Our investment is carried at its fair value of $64.4 million as of December 31, 2020, with unrealized holding gains and losses reported in other comprehensive income. As of December 31, 2020, our investment in Shorelight is in an unrealized gain position. If the investment were to be in an unrealized loss position due to significant credit deterioration of Shorelight, we would recognize an allowance to decrease the carrying value of the investment to the fair value, which may be reversed in the event that the credit of Shorelight improves. As of December 31, 2020, we have not recognized any credit allowance on our investment. In the future, if there are adverse developments in Shorelight's business that may be the result of events within or outside of Shorelight's control, we may incur impairment charges with respect to our convertible debt investment, which could materially impact our results of operations.
General Risk Factors
Expanding our service offerings may involve additional risks and may not be profitable.
We may choose to develop new service offerings or eliminate service offerings because of market opportunities or client demands. Developing new service offerings involves inherent risks, including:
•our inability to estimate demand for the new service offerings;
•competition from more established market participants;
•exposure to new legal and operational risks;
•a lack of market understanding;
•unanticipated expenses to recruit and hire qualified consultants and to market our new service offerings; and
•unanticipated challenges with service delivery.
Changes in capital markets, legal or regulatory requirements, and general economic or other factors beyond our control could reduce demand for our services, in which case our revenues and profitability could decline.

A number of factors outside of our control affect demand for our services. These include:
•fluctuations in U.S. and global economies;
•the U.S. or global financial markets and the availability, costs, and terms of credit;
•changes in laws and regulations; and
•other economic factors and general business conditions.
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
We do not own any real estate or other physical properties. Our administrative and principal executive offices are located at 550 W. Van Buren Street, Chicago, Illinois 60607. We believe that our office facilities are suitable and adequate for our business as it is presently conducted. See Note 5 “Leases” within the notes to our consolidated financial statements for additional information on our office facilities.

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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HURN.” As of February 16, 2021, there were 325 registered holders of record of Huron’s common stock. A number of Huron’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of its common stock.

Dividends
We have not declared or paid dividends on our common stock since we became a public company. Our board of directors re-evaluates this policy periodically. Any determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, terms of our financing arrangements, and such other factors as the board of directors deems relevant. In addition, the amount of dividends we may pay is subject to the restricted payment provisions of our senior secured credit facility. See the Liquidity and Capital Resources section under Part II—Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further information on the restricted payment provisions of our senior secured credit facility.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item appears under Part III—Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2020, we reacquired 2,475 shares of common stock with a weighted average fair market value of $42.97 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program (the “2020 Share Repurchase Program”) permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The 2020 Share Repurchase Program was authorized subsequent to the expiration of our prior share repurchase program (the “2015 Share Repurchase Program”) on October 31, 2020. The 2015 Share Repurchase Program permitted us to repurchase up to $125 million of our common stock through October 31, 2020. The amount and timing of repurchases under both share repurchase programs were determined by management and depended on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1, 2020 – October 31, 2020	1,496	$40.06	—	$—
November 1, 2020 – November 30, 2020	52,402	$45.18	52,402	$47,630,710
December 1, 2020 – December 31, 2020	59,743	$45.21	58,764	$44,974,137
Total	113,641	$45.13	111,166

(1)The number of shares repurchased included 1,496 shares in October 2020 and 979 shares in December 2020 to satisfy employee tax withholding requirements. No shares were repurchased in November 2020 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.
(2)As of the end of the period.

ITEM 6.	SELECTED FINANCIAL DATA.
We have derived the following selected consolidated financial data as of and for the years ended December 31, 2016 through 2020 from our consolidated financial statements. The following data reflects the business acquisitions that we have completed through December 31, 2020. The results of operations for acquired businesses have been included in our results of operations since the date of their acquisitions. See Note 3 “Acquisitions” within the notes to our consolidated financial statements for additional information regarding our acquisitions. The following data also reflects the classification of discontinued operations.
The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations (in thousands, except per share data):	Year Ended December 31,
	2020	2019	2018	2017	2016
Revenues and reimbursable expenses:
Revenues	$844,127	$876,757	$795,125	$732,570	$726,272
Reimbursable expenses	26,887	88,717	82,874	75,175	71,712
Total revenues and reimbursable expenses	871,014	965,474	877,999	807,745	797,984
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses) (1):
Direct costs	592,428	575,602	521,537	454,806	437,556
Amortization of intangible assets and software development costs	5,366	5,375	4,247	10,932	15,140
Reimbursable expenses	26,918	88,696	82,923	75,436	71,749
Total direct costs and reimbursable expenses	624,712	669,673	608,707	541,174	524,445
Operating expenses and other losses (gains), net:
Selling, general and administrative expenses	170,686	203,071	180,983	175,364	160,204
Restructuring charges	20,525	1,855	3,657	6,246	9,592
Litigation and other losses (gains), net	(150)	(1,196)	(2,019)	1,111	(1,990)
Depreciation and amortization (1)	24,277	28,365	34,575	38,213	31,499
Goodwill impairment charges	59,816	—	—	253,093	—
Total operating expenses and other losses (gains), net	275,154	232,095	217,196	474,027	199,305
Operating income (loss)	(28,852)	63,706	52,096	(207,456)	74,234
Other income (expense), net:
Interest expense, net of interest income	(9,292)	(15,648)	(19,013)	(18,613)	(16,274)
Other income (expense), net	4,271	4,433	(7,862)	3,565	1,197
Total other expense, net	(5,021)	(11,215)	(26,875)	(15,048)	(15,077)
Income (loss) from continuing operations before taxes	(33,873)	52,491	25,221	(222,504)	59,157
Income tax expense (benefit)	(10,155)	10,512	11,277	(51,999)	19,677
Net income (loss) from continuing operations	(23,718)	41,979	13,944	(170,505)	39,480
Income (loss) from discontinued operations, net of tax	(122)	(236)	(298)	388	(1,863)
Net income (loss)	$(23,840)	$41,743	$13,646	$(170,117)	$37,617

Consolidated Statements of Operations (in thousands, except per share data):	Year Ended December 31,
	2020	2019	2018	2017	2016
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$(1.08)	$1.91	$0.64	$(7.95)	$1.87
Income (loss) from discontinued operations, net of tax	(0.01)	(0.01)	(0.01)	0.02	(0.09)
Net income (loss)	$(1.09)	$1.90	$0.63	$(7.93)	$1.78
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$(1.08)	$1.87	$0.63	$(7.95)	$1.84
Income (loss) from discontinued operations, net of tax	(0.01)	(0.02)	(0.01)	0.02	(0.08)
Net income (loss)	$(1.09)	$1.85	$0.62	$(7.93)	$1.76
Weighted average shares used in calculating net earnings (loss) per share:
Basic	21,882	21,993	21,706	21,439	21,084
Diluted	21,882	22,507	22,058	21,439	21,424

Consolidated Balance Sheet Data (in thousands):	As of December 31,
	2020	2019	2018	2017	2016
Cash and cash equivalents	$67,177	$11,604	$33,107	$16,909	$17,027
Working capital (2)	$43,644	$20,192	$(185,374)	$51,828	$44,314
Total assets	$1,057,476	$1,104,271	$1,049,532	$1,036,928	$1,153,215
Long-term debt, net of current portion (2)	$202,780	$208,324	$53,853	$342,507	$292,065
Total stockholders’ equity (3)	$551,942	$585,465	$540,624	$503,316	$648,033
(1)Intangible asset amortization relating to customer contracts, certain client relationships, and technology and software and amortization of certain software development costs are presented as a component of total direct costs. Depreciation and amortization not classified as direct costs are presented as a component of operating expenses.
(2)Our Convertible Notes with a principal amount of $250.0 million were classified as short-term debt on our consolidated balance sheet at December 31, 2018 as they had a maturity date of October 1, 2019. Upon maturity, we refinanced the outstanding notes with the borrowing capacity available under our revolving credit facility, which is classified as long-term debt on our consolidated balance sheet. Refer to the “Liquidity and Capital Resources” section under Part II—Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for more information on our outstanding borrowings.
(3)We have not declared or paid dividends on our common stock in the periods presented above. See Item 5. “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the information under Part II—Item 6. “Selected Financial Data,” and our Consolidated Financial Statements and related notes appearing under Part II—Item 8. “Financial Statements and Supplementary Data.” The following MD&A contains forward-looking statements and involves numerous risks and uncertainties, including, without limitation, those described under Part I—Item 1A. “Risk Factors” and “Forward-Looking Statements” of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
The following information summarizes our results of operations for 2020, 2019, and 2018; and discusses those results of operations for 2020 compared to 2019. For a discussion of our results of operations for 2019 compared to 2018, refer to Part II—Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the United States Securities and Exchange Commission on February 26, 2020.
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
We provide our services and manage our business under three operating segments: Healthcare, Business Advisory, and Education. See Part I—Item 1. “Business—Overview—Our Services” and Note 19 “Segment Information” within the notes to our consolidated financial statements for a discussion of our three segments.
Coronavirus (COVID-19)
The worldwide spread of the COVID-19 pandemic in 2020 has created significant volatility, uncertainty and disruption to the global economy. This pandemic has had an unfavorable impact on aspects of our business, operations, and financial results, and has caused us to significantly change the way we operate. Near the end of the first quarter of 2020, we suspended almost all business travel and our employees began working from their homes. While traditionally a majority of the work performed by our revenue-generating professionals occurred at client sites, the nature of the services we provide and enhanced available technology allows our revenue-generating professionals to effectively serve clients in a remote work environment. As state and local governments ease their restrictions, we continue to refine our comprehensive plan to return to our offices and client sites with our people’s safety and the needs of our clients guiding how we implement our phased transition. As of December 31, 2020, our employees continue to primarily work from their homes.
In each of our operating segments, we are working closely with our clients to support them and their ongoing business needs and provide relevant services to address their needs caused by the COVID-19 pandemic. However, as some clients reprioritized and delayed projects as a result of the pandemic, demand for certain offerings has been negatively impacted, particularly within our Healthcare and Education segments. Revenues in the first half of 2020 increased 3.6% compared to the same prior year period, while revenues in the second half of 2020 declined 10.6% compared to the same prior year period, resulting in a full year revenue decline of 3.7% in 2020 compared to full year 2019. In addition to the impact on 2020 revenues, the COVID-19 pandemic negatively impacted sales and elongated the sales cycle for new opportunities for certain services, particularly within our Healthcare and Education segments. Given the uncertainties around the duration of the COVID-19 pandemic, we continue to remain cautious about revenue growth for the first half of 2021.
The COVID-19 pandemic has strengthened demand for other services we provide, such as our cloud-based technology and analytics solutions within our Business Advisory segment and our restructuring and capital advisory solutions provided to organizations in transition also within our Business Advisory segment.
In order to support our liquidity during the COVID-19 pandemic, we took proactive measures to increase available cash on hand including, but not limited to, borrowing under our senior secured credit facility in the first quarter of 2020 and reducing discretionary operating and capital spending. In each quarter subsequent to the first quarter of 2020, we made repayments on our borrowings to reduce our total debt outstanding due to our ability to maintain adequate cash flows from operations and improved clarity around access to capital resources. To further support our liquidity during the COVID-19 pandemic, we elected to defer the deposit of our employer portion of social security taxes beginning in April 2020 and through the end of the year, which we expect to pay in equal installments in the fourth quarters of 2021 and 2022, as provided for under the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) Act. See the “Liquidity and Capital Resources” section below for additional information on these items.
Fourth Quarter 2020 Restructuring Plan
In the fourth quarter of 2020, we announced a restructuring plan to reduce operating costs to address the impact of the COVID-19 pandemic on our business. The restructuring plan, which was substantially complete in the fourth quarter of 2020, provided for a reduction in certain leased office spaces and a reduction in workforce of approximately 125 employees; and resulted in an aggregate restructuring charge, including non-cash lease impairment charges, of $18.7 million.
The reduction in leased office spaces includes a portion of our principal executive office in Chicago, Illinois, as well as certain other office space in the U.S, which resulted in the recognition of $13.2 million of non-cash lease impairment charges on the related operating lease right-of-use (“ROU”) assets and fixed assets that we intend to sublease, as well as $0.7 million of accelerated amortization and depreciation on the related operating lease ROU assets and fixed assets we intend to abandon. The reduction in workforce resulted in a $4.8 million restructuring charge related to cash employee severance costs; of which $2.0 million related to our Education segment, $1.2 million related to our Healthcare segment, $1.0 million related to our Business Advisory segment, and $0.6 million related to our corporate operations.
We do not expect to incur additional significant employee severance costs or non-cash lease impairment charges in 2021 related to the fourth quarter 2020 restructuring plan. However, any significant decline in the estimated amount or delayed timing of sublease income used in the calculation of each non-cash lease impairment charge could result in additional non-cash lease impairment charges through the end of the lease terms. We expect approximately $2.5 million of ongoing lease-related costs to be reflected as restructuring charges in 2021. As a result of the reduction in workforce, we expect to realize annualized savings of approximately $21.0 million related to employee salaries and related benefits. As a result of the reduction in leased office space, we expect to realize annualized savings of approximately $1.0 million in lease-related expense.
First Quarter 2020 Goodwill Impairment Charges
The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities, which may be considered by our clients to be more discretionary in nature, and the duration of the projects within these practices are typically short-term. Therefore, at the onset of the the COVID-19 pandemic in the U.S. and due to the uncertainty caused by the pandemic, we were cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, during the first quarter of 2020 we believed it was more likely than not that the fair value of these two reporting units no longer exceeded their carrying values and performed an interim goodwill impairment test on both reporting units. Based on the estimated fair values of the Strategy and Innovation and Life Sciences reporting units, we recorded non-cash pretax goodwill impairment charges of $49.9 million and $9.9 million, respectively. The non-cash goodwill impairment charge related to the Strategy and Innovation reporting unit reduced the goodwill balance of the reporting unit to $37.5 million as of March 31, 2020. The non-cash goodwill impairment charge related to the Life Sciences reporting unit reduced the goodwill balance to zero as of March 31, 2020. During the same time, we did not identify any indicators that would lead us to believe that the fair values of our Healthcare, Education, and Business Advisory reporting units would not exceed their carrying values.
Additionally, during the second and third quarters of 2020, we did not identify any indicators that would lead us to believe that the fair values of our reporting units would not exceed their carrying values. Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2020 on all reporting units with goodwill balances and concluded that the fair value of all reporting units exceeded their carrying values. See the “Critical Accounting Policies” section below and Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information on the goodwill impairment tests performed in 2020.
Enterprise Resource Planning System Implementation
In the fourth quarter of 2019, we began the implementation of a new cloud-based enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal finance, human resources, resource planning, and administrative operations. In January 2021, we successfully went live with the new ERP system, and we continue to progress with additional functionality and integrations as scheduled. The implementation progressed on schedule and has not been significantly impacted by the COVID-19 pandemic due to the ability of our implementation team to work and collaborate remotely and the enhanced technology and cloud-based nature of our new ERP system. We believe our investment in this new system will position our teams to drive efficiencies and provide more robust management reporting and data analytics to support future growth and the goals and vision of the company.
See Part II, Item 1A. “Risk Factors” of this Annual Report on Form 10-K for additional information on the potential impact the COVID-19 pandemic could have on our business, operations and financial results.
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
Fixed-fee engagements represented 41.4%, 45.8%, and 47.4% of our revenues for the years ended December 31, 2020, 2019, and 2018, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Culture and Organizational Excellence solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 43.4%, 39.9%, and 41.2% of our revenues in 2020, 2019, and 2018, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We recognize revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned and recognizing that estimate over the length of the contract using a proportionate performance approach. Performance-based fee revenues represented 9.2%, 8.9%, and 6.1% of our revenues in 2020, 2019, and 2018, respectively. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized. Software support and maintenance and subscription-based revenues represented 6.0%, 5.4%, and 5.3% of our revenues in 2020, 2019, and 2018, respectively.
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
Total Direct Costs
Our most significant expenses are costs classified as total direct costs. These total direct costs primarily include salaries, performance bonuses, signing and retention bonuses, payroll taxes, and benefits for revenue-generating professionals, as well as technology costs, product and event costs, commissions, and fees paid to independent contractors that we retain to supplement our revenue-generating professionals, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of restricted stock and performance-based share awards granted to our revenue-generating professionals. Compensation expense for restricted stock awards and performance-based share awards is recognized ratably using either the straight-line attribution method or the graded vesting attribution method, as appropriate, over the requisite service period, which is generally three to four years. Total direct costs also include amortization of internally developed software costs and intangible assets primarily related to technology and software, certain customer relationships, and customer contracts acquired in business combinations.
Operating Expenses and Other Losses (Gains), Net
Our operating expenses include selling, general and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes, benefits, and share-based compensation for our support personnel. Also included in selling, general and administrative expenses is rent and other office related expenses, referred to as facilities expenses; sales and marketing related expenses; professional fees; recruiting and training expenses; and practice administration and meetings expenses. Other operating expenses include restructuring charges, other gains and losses, depreciation and certain amortization expenses not included in total direct costs.
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

	Year Ended December 31,
	2020	2019	2018
Segment and Consolidated Operating Results (in thousands):
Healthcare:
Revenues	$353,437	$399,221	$364,763
Operating income	$94,925	$125,724	$108,060
Segment operating income as a percentage of segment revenues	26.9%	31.5%	29.6%
Business Advisory:
Revenues	$267,361	$252,508	$236,185
Operating income	$48,046	$49,695	$50,625
Segment operating income as a percentage of segment revenues	18.0%	19.7%	21.4%
Education:
Revenues	$223,329	$225,028	$194,177
Operating income	$47,503	$55,741	$48,243
Segment operating income as a percentage of segment revenues	21.3%	24.8%	24.8%
Total Company:
Revenues	$844,127	$876,757	$795,125
Reimbursable expenses	26,887	88,717	82,874
Total revenues and reimbursable expenses	$871,014	$965,474	$877,999
Statements of Operations reconciliation:
Segment operating income	$190,474	$231,160	$206,928
Items not allocated at the segment level:
Other operating expenses	135,255	140,285	122,276
Litigation and other gains, net	(150)	(1,196)	(2,019)
Depreciation and amortization	24,405	28,365	34,575
Goodwill impairment charges (1)	59,816	—	—
Total operating income (loss)	(28,852)	63,706	52,096
Other expense, net	5,021	11,215	26,875
Income (loss) from continuing operations before taxes	(33,873)	52,491	25,221
Income tax expense (benefit)	(10,155)	10,512	11,277
Net income (loss) from continuing operations	$(23,718)	$41,979	$13,944
Earnings (loss) per share from continuing operations
Basic	$(1.08)	$1.91	$0.64
Diluted	$(1.08)	$1.87	$0.63

	Year Ended December 31,
	2020	2019	2018
Other Operating Data:
Number of full-time billable consultants (at period end) (2):
Healthcare	820	890	813
Business Advisory	1,051	930	813
Education	737	756	621
Total	2,608	2,576	2,247
Average number of full-time billable consultants (for the period) (2):
Healthcare	863	849	807
Business Advisory	962	892	769
Education	775	686	589
Total	2,600	2,427	2,165
Full-time billable consultant utilization rate (3):
Healthcare	69.0%	79.4%	81.7%
Business Advisory	72.4%	72.5%	73.8%
Education	70.3%	76.8%	76.6%
Total	70.7%	76.1%	77.5%
Full-time billable consultant average billing rate per hour (4):
Healthcare	$246	$231	$209
Business Advisory (5)	$195	$201	$215
Education	$187	$199	$202
Total (5)	$208	$211	$209
Revenue per full-time billable consultant (in thousands):
Healthcare	$295	$331	$307
Business Advisory	$264	$273	$293
Education	$247	$285	$289
Total	$269	$297	$297
Average number of full-time equivalents (for the period) (6):
Healthcare	278	244	219
Business Advisory	30	14	22
Education	52	47	39
Total	360	305	280
Revenue per full-time equivalent (in thousands):
Healthcare	$356	$485	$536
Business Advisory	$455	$655	$484
Education	$618	$617	$601
Total	$402	$513	$541
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
(5)The Business Advisory segment includes operations of Huron Eurasia India. Absent the impact of Huron Eurasia India, the average billing rate per hour for the Business Advisory segment would have been $213, $228, and $246 for the years ended December 31, 2020, 2019 and 2018, respectively.
Absent the impact of Huron Eurasia India, Huron's consolidated average billing rate per hour would have been $215, $220, and $218 for the years ended December 31, 2020, 2019 and 2018, respectively.
(6)Consists of coaches and their support staff within our Culture and Organizational Excellence solution, consultants who work variable schedules as needed by our clients, employees who provide managed services in our Healthcare segment, and full-time employees who provide software support and maintenance services to our clients.

Non-GAAP Measures
We also assess our results of operations using certain non-GAAP financial measures. These non-GAAP financial measures differ from GAAP because the non-GAAP financial measures we calculate to measure earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, adjusted EBITDA as a percentage of revenues, adjusted net income from continuing operations, and adjusted diluted earnings per share from continuing operations exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.
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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Revenues	$844,127	$876,757	$795,125
Net income (loss) from continuing operations	$(23,718)	$41,979	$13,944
Add back:
Income tax expense (benefit)	(10,155)	10,512	11,277
Interest expense, net of interest income	9,292	15,648	19,013
Depreciation and amortization	29,644	33,740	38,822
Earnings before interest, taxes, depreciation and amortization (EBITDA)	5,063	101,879	83,056
Add back:
Restructuring and other charges	21,374	1,855	3,657
Litigation and other gains, net	(150)	(1,196)	(2,019)
Transaction-related expenses	1,132	2,680	—
Goodwill impairment charges	59,816	—	—
Unrealized gain on preferred stock investment	(1,667)	—	—
Losses on sales of businesses	1,603	—	5,807
Foreign currency transaction losses (gains), net	(31)	160	475
Adjusted EBITDA	$87,140	$105,378	$90,976
Adjusted EBITDA as a percentage of revenues	10.3%	12.0%	11.4%

	Year Ended December 31,
	2020	2019	2018
Net income (loss) from continuing operations	$(23,718)	$41,979	$13,944
Weighted average shares - diluted	21,882	22,507	22,058
Diluted earnings (loss) per share from continuing operations	$(1.08)	$1.87	$0.63
Add back:
Amortization of intangible assets	12,696	17,793	23,955
Restructuring and other charges	21,374	1,855	3,657
Litigation and other gains, net	(150)	(1,196)	(2,019)
Transaction-related expenses	1,132	2,680	—
Goodwill impairment charges	59,816	—	—
Non-cash interest on convertible notes	—	6,436	8,232
Unrealized gain on preferred stock investment	(1,667)	—	—
Losses on sales of businesses	1,603	—	5,807
Tax effect of adjustments	(23,199)	(7,200)	(9,487)
Tax expense related to the enactment of Tax Cuts and Jobs Act of 2017	—	—	1,749
Tax benefit related to “check-the-box” election	—	(736)	—
Total adjustments, net of tax	71,605	19,632	31,894
Adjusted net income from continuing operations	$47,887	$61,611	$45,838
Adjusted weighted average shares - diluted	22,299	22,507	22,058
Adjusted diluted earnings per share from continuing operations	$2.15	$2.74	$2.08
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
Restructuring and other charges: We have incurred charges due to the restructuring of various parts of our business, including the restructuring plan announced in the fourth quarter of 2020 to reduce operating costs to address the impact of the COVID-19 pandemic on our business. Restructuring charges have primarily consisted of costs associated with office space consolidations, including lease impairment charges and accelerated depreciation on lease-related property and equipment, and severance charges. Additionally, we have excluded the effect of a $0.8 million one-time charge incurred during the first quarter of 2020 related to redundant administrative costs in our corporate operations which is recorded within selling, general and administrative expenses on our consolidated statement of operations. We have excluded the effect of the restructuring charges and other charges from our non-GAAP measures to permit comparability with periods that were not impacted by these items.
Litigation and other gains, net: We have excluded the effects of litigation and other gains, net which primarily consist of net remeasurement gains related to contingent acquisition liabilities and litigation settlement losses and gains to permit comparability with periods that were not impacted by these items.
Transaction-related expenses: To permit comparability with prior periods, we excluded the impact of third-party legal and accounting fees incurred in 2020 related to the acquisitions of ForceIQ, Inc., which closed effective November 1, 2020, and Unico Solution, Inc., which closed effective February 1, 2021. See Note 3 “Acquisitions” within the notes to our consolidated financial statements and the “Subsequent Event” section below for additional information on these acquisitions. We also excluded the impact of third-party legal and accounting fees incurred in 2019 related to the evaluation of a potential acquisition that ultimately did not consummate.
Goodwill impairment charges: We excluded the effect of the goodwill impairment charges recognized in the first quarter of 2020 as these are infrequent events and their exclusion permits comparability with periods that were not impacted by such charges.
Non-cash interest on convertible notes: We incurred non-cash interest expense relating to the implied value of the equity conversion component of our Convertible Notes. The value of the equity conversion component was treated as a debt discount and amortized to interest expense over the life of the Convertible Notes using the effective interest rate method. We excluded this non-cash interest expense that does not represent cash interest payments from the calculation of adjusted net income from continuing operations as management believes that this non-cash expense is not indicative of the ongoing performance of our business.

Unrealized gain on preferred stock investment: We have excluded the effect of an unrealized gain recognized in 2020 related to the fair value of our preferred stock investment in Medically Home Group, Inc. (“Medically Home”), which is included as a component of other income (expense), net, as management believes that this gain is not indicative of the ongoing performance of our business and its exclusion permits comparability with prior periods. See Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our preferred stock investment in Medically Home.
Losses on sales of businesses: We have excluded the effect of non-operating losses recognized as a result of sales of businesses as they are infrequent, management believes that these items are not indicative of the ongoing performance of our business, and their exclusion permits comparability with periods that were not impacted by such items. The 2020 loss primarily relates to the sale of our U.K. life sciences drug safety practice within the Business Advisory segment in the fourth quarter of 2020; and the 2018 loss relates to the sale of our Middle East practice within the Business Advisory segment in the second quarter of 2018.
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
Tax expense related to the enactment of Tax Cuts and Jobs Act of 2017 (“2017 Tax Reform”): We have excluded the impact of the 2017 Tax Reform, which was enacted in the fourth quarter of 2017. The net tax expense recorded in 2018 was due to a valuation allowance for foreign tax credits and an adjustment to our withholding tax on outside basis differences due to our change in assertion for permanent reinvestment, which were partially offset by U.S. federal return to provision adjustments related to 2017 Tax Reform items on our 2017 corporate tax return. The exclusion of the 2017 Tax Reform impact permits comparability with periods that were not impacted by this item.
Tax benefit related to "check-the-box" election: We have excluded the positive impact of a tax benefit, recorded in the third quarter of 2019, from recognizing a previously unrecognized tax benefit due to the expiration of statute of limitations on our “check-the-box” election made in 2015 to treat certain wholly-owned foreign subsidiaries as disregarded entities for U.S. federal income tax purposes. The exclusion of this discrete tax benefit permits comparability with periods that were not impacted by this item. Refer to Note 17 “Income Taxes” within the notes to the consolidated financial statements for additional information.
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
Adjusted weighted average shares - diluted: As we reported a net loss for the year ended December 31, 2020, GAAP diluted weighted average shares outstanding equals the basic weighted average shares outstanding for that period. For the year ended December 31, 2020, the non-GAAP adjustments described above resulted in adjusted net income from continuing operations. Therefore, we included the dilutive common stock equivalents in the calculation of adjusted diluted weighted average shares outstanding for that period.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenues
Revenues decreased $32.6 million, or 3.7%, to $844.1 million for the year ended December 31, 2020, from $876.8 million for the year ended December 31, 2019. Revenues in 2020 were negatively impacted by the COVID-19 pandemic as some clients reprioritized or delayed certain projects, primarily in our Healthcare and Education segments. Conversely, the COVID-19 pandemic strengthened demand for other services we provide, such as our cloud-based technology and analytics solutions within our Business Advisory segment and our restructuring and capital advisory solutions provided to organizations in transition in our Business Advisory segment.
Of the overall $32.6 million decrease in revenues, $20.3 million was attributable to our full-time billable consultants and $12.3 million was attributable to our full-time equivalents.
The decrease in full-time billable consultant revenues was attributable to decreased demand for services in our Healthcare and Education segments, partially offset by strengthened demand for services in our Business Advisory segment, as discussed below in Segment Results. The overall decrease in full-time billable consultant revenues reflected overall decreases in the consultant utilization rate and average billing rate, partially offset by an overall increase in the average number of full-time billable consultants in 2020 compared to 2019.
The decrease in full-time equivalent revenues was attributable to a decrease in full-time equivalent revenues in our Healthcare segment, partially offset by increases in full-time equivalent revenues in our Business Advisory and Education segments, as discussed below in Segment Results; and reflected an overall decrease in revenue per full-time equivalent, partially offset by an overall increase in the average number of full-time equivalents.

In 2020, the COVID-19 pandemic negatively impacted sales and elongated the sales cycle for new opportunities for certain services, particularly within our Healthcare and Education segments where some clients reprioritized or delayed certain projects. Given the uncertainties around the duration of the COVID-19 pandemic, we continue to remain cautious about revenue growth in the first half of 2021.
The COVID-19 pandemic has caused the need for many companies to accelerate their digital transformation to drive operational efficiencies, better engage with their customers, and make better data-driven decisions. This has resulted in strong demand for our digital, technology and analytic offerings, particularly within our Business Advisory segment. Indicative of our expectations for future growth in this segment, we continue to make investments in these offerings, both organically and through strategic acquisitions, such as our acquisitions of ForceIQ in November 2020 and Unico Solutions in February 2021, and new offerings and capabilities within this segment where we see strategic opportunities.
Total Direct Costs
Direct costs, excluding amortization of intangible assets and software development costs, increased $16.8 million, or 2.9%, to $592.4 million for the year ended December 31, 2020 from $575.6 million for the year ended December 31, 2019. The overall $16.8 million increase in direct costs primarily related to a $27.1 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by increased headcount in all of our segments and primarily reflected hiring that occurred prior to the COVID-19 pandemic, as well as a $2.9 million increase in technology expenses and a $2.3 million increase in share-based compensation expense for our revenue-generating professionals. These increases were partially offset by an $8.0 million decrease in performance bonus expense for our revenue-generating professionals, a $4.5 million decrease in signing, retention and other bonus expense for our revenue-generating professionals, and a $2.3 million decrease in product and event costs. As a percentage of revenues, our direct costs increased to 70.2% during 2020 compared to 65.7% during 2019, primarily due to the increase in salaries and related expenses for our revenue-generating professionals, partially offset by the decrease in performance bonus expense for our revenue-generating professionals, as a percentage of revenues.
Total direct costs included $5.4 million of amortization expense for internal software development costs and intangible assets for both years ended December 31, 2020 and 2019. Intangible asset amortization included within total direct costs related to technology and software, certain customer relationships, and customer contracts acquired in connection with our business acquisitions. See Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Expenses and Other Gains, Net
Selling, general and administrative expenses decreased $32.4 million, or 15.9%, to $170.7 million for the year ended December 31, 2020, compared to $203.1 million for the year ended December 31, 2019. The $32.4 million decrease primarily related to an $11.9 million decrease in promotion and marketing expenses, a $5.1 million decrease in performance bonus expense for our support personnel, a $3.2 million decrease in training expenses, a $3.2 million decrease in practice administration and meetings expenses, a $2.3 million decrease in facilities expenses, a $2.2 million decrease in third-party consulting expenses, a $1.8 million decrease in recruiting expenses, a $1.7 million decrease in share-based compensation expense for our support personnel, and a $1.1 million decrease in legal expenses. The decreases in promotion and marketing expenses, training expenses, practice administration and meetings expenses, and recruiting expenses primarily related to the cancellation or delay of in-person meetings and events and business travel due to the COVID-19 pandemic. The decrease in share-based compensation expense primarily related to a decrease in the expected funding of performance-based share awards for executive officers. The decrease in legal expenses was primarily due to third-party transaction-related expenses related to the evaluation of a potential acquisition in the second quarter of 2019 that ultimately did not consummate. As a percentage of revenues, selling, general and administrative expenses decreased to 20.2% during 2020 compared to 23.2% during 2019, primarily due to the decreases in promotion and marketing expenses, performance bonus expense for our support personnel and training expenses, all as percentages of revenues.
Restructuring charges for the year ended December 31, 2020 totaled $20.5 million, compared to $1.9 million for the year ended December 31, 2019. In the fourth quarter of 2020, we announced a restructuring plan to reduce operating costs to address the impact of the COVID-19 pandemic on our business. The restructuring plan provided for a reduction in certain leased office spaces which included a portion of our principal executive office in Chicago, Illinois; the remaining portion of our Lake Oswego, Oregon office; our Boston, Massachusetts and Detroit, Michigan offices; and portions of our Denver, Colorado, New York City, New York, and Pensacola, Florida offices. As a result, we recognized $13.2 million of non-cash lease impairment charges on the related operating lease right-of-use (“ROU”) assets and fixed assets which we intend to sublease, and $0.7 million of accelerated amortization and depreciation on the related operating lease ROU assets and fixed assets we intend to abandon. The non-cash lease impairment charges include an estimate of future sublease income. Any significant decline in the estimated amount or delayed timing of sublease income could result in additional non-cash lease impairment charges. See Note 5 “Leases” within the notes to our consolidated financial statements for additional information on our leases. The restructuring plan announced in the fourth quarter of 2020 also included a reduction in workforce, which resulted in a $4.8 million restructuring charge for employee severance costs; of which $2.0 million related to our Education segment, $1.2 million related to our Healthcare segment, $1.0 million related to our Business Advisory segment, and $0.6 million related to our corporate operations. As of December 31, 2020, $2.4 million of the $4.8 million restructuring charge related to employee severance costs remained outstanding and is expected to be paid in the first quarter of 2021. We expect approximately $2.5 million of ongoing lease-related costs to be reflected as restructuring charges in 2021. As a result of the reduction in workforce, we expect to realize annualized savings of approximately $21.0 million related to employee salaries and related benefits. As a result of the reduction in leased office space, we expect to realize annualized savings of approximately $1.0 million in lease-related expense. Additional restructuring charges recognized in 2020 include a $1.2 million accrual for the termination of a third-party advisor agreement in our Business Advisory segment and $0.4 million related to workforce reductions completed prior to the fourth quarter of 2020 to better align resources with market demand.
During 2019, we exited a portion of our Lake Oswego, Oregon office resulting in a $0.7 million lease impairment charge on the related operating lease ROU asset and leasehold improvements and $0.2 million of accelerated depreciation on furniture and fixtures in that office. Additionally, during 2019, we exited the remaining portion of our Middleton, Wisconsin office and an office space in Houston, Texas, resulting in restructuring charges of $0.4 million and $0.1 million, respectively, which primarily related to accelerated depreciation on related furniture and fixtures in those offices. During the fourth quarter of 2019, we entered into an amendment to the lease of our principal executive offices in Chicago, Illinois. Among other items, the amendment terminated the lease with respect to certain leased space which we previously vacated and currently sublease to a third-party. As a result of the amendment, we recognized a restructuring gain of $0.4 million. See Note 5 “Leases” within the notes to our consolidated financial statements for additional information on our leases. Additional restructuring charges during 2019 included $0.6 million related to workforce reductions to better align resources with market demand and workforce reductions in our corporate operations. See Note 11 “Restructuring Charges” within the notes to our consolidated financial statements for additional information on our restructuring events.
Litigation and other gains, net totaled a gain of $0.2 million for the year ended December 31, 2020, which consisted of a litigation settlement gain for the resolution of a claim that was settled in the first quarter of 2020. Litigation and other gains, net totaled a net gain of $1.2 million for the year ended December 31, 2019, which primarily consisted of $1.5 million of remeasurement gains to decrease the estimated fair value of our liabilities for contingent consideration payments related to business acquisitions, partially offset by a $0.4 million litigation loss accrual related to the legal claim that was subsequently settled during the first quarter of 2020. In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. See Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense decreased $4.1 million, or 14.4%, to $24.3 million for the year ended December 31, 2020, from $28.4 million for the year ended December 31, 2019. The decrease was primarily attributable to a decrease in amortization expense for the trade name acquired in our Studer Group acquisition that was fully amortized in the fourth quarter of 2019; decreasing amortization expense for customer relationships due to the accelerated basis of amortization in prior periods, including the customer relationships acquired in our Studer Group acquisition; and customer relationships acquired in other business acquisitions that were fully amortized in prior periods. Intangible asset amortization included within operating expenses for the years ended December 31, 2020 and 2019 primarily related to certain customer relationships, trade names and non-competition agreements acquired in connection with our business acquisitions. See Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information on our intangible assets.
During the first quarter of 2020, we recorded $59.8 million of non-cash pretax goodwill impairment charges related to our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment primarily related to the expected decline in sales, increased uncertainty in the backlog and a decrease in the demand for the services these reporting units provide as a result of the COVID-19 pandemic. These charges are non-cash in nature and do not affect our liquidity or debt covenants. The non-cash goodwill impairment charge related to the Strategy and Innovation reporting unit reduced the goodwill balance of the reporting unit to $37.5 million as of March 31, 2020. The non-cash goodwill impairment charge related to the Life Sciences reporting unit reduced the goodwill balance to zero as of March 31, 2020. Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2020 on all reporting units with goodwill balances and concluded that the fair value of each reporting unit exceeded its carrying value. See the “Critical Accounting Policies” section below and Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information on the goodwill impairment tests performed in 2020.
Operating Income (Loss)
Operating income decreased $92.6 million, to an operating loss of $28.9 million for the year ended December 31, 2020, from operating income of $63.7 million for the year ended December 31, 2019. This decrease is primarily attributable to the $59.8 million non-cash pretax goodwill impairment charges related to our Business Advisory segment that were recognized in the first quarter of 2020, the decrease in revenues, the increase in salaries and related expenses for our revenue-generating professionals, and the increase in restructuring charges; partially offset by the decrease in selling, general and administrative expenses as discussed above. See the “Critical Accounting Policies” section below and Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information on the non-cash goodwill impairment charges. Operating margin, which is defined as operating income (loss) expressed as a percentage of revenues, decreased to (3.4)% in 2020 compared to 7.3% in 2019. The decrease in operating margin was primarily attributable to the goodwill impairment charges recognized in 2020 and the increases in salaries and related expenses for our revenue-generating professionals and restructuring charges. These decreases to the operating margin were partially offset by the decrease in selling, general and administrative expenses, as a percentage of revenues.
Total Other Expense, Net
Interest expense, net of interest income decreased $6.4 million to $9.3 million for the year ended December 31, 2020 from $15.6 million for the year ended December 31, 2019, primarily due to the maturity of our Convertible Notes on October 1, 2019, partially offset by higher levels of borrowing under our credit facility in 2020 compared to 2019. See the “Liquidity and Capital Resources” section below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information on our Convertible Notes and credit facility.
Other income, net totaled $4.3 million for the year ended December 31, 2020 and primarily consisted of a $4.1 million net gain related to the increase in the market value of our investments that are used to fund our deferred compensation liability; a $1.7 million unrealized gain related to the increase in the fair value of our preferred stock investment in Medically Home Group, Inc.; and a $1.5 million loss on sale of business recorded in the fourth quarter of 2020. On December 30, 2020, we sold our U.K. life sciences drug safety practice that was part of the Life Sciences reporting unit within our Business Advisory segment to former employees. The sale did not meet the criteria for reporting separately as discontinued operations. In 2020, this practice generated $2.3 million of revenue and was not significant to our consolidated financial statements. See Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our preferred stock investment in Medically Home Group, Inc. Other income, net totaled $4.4 million for the year ended December 31, 2019 and primarily consisted of a $4.5 million net gain related to the increase in the market value of our investments that are used to fund our deferred compensation liability.
Income Tax Expense (Benefit)
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), a nearly $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to a five-year net operating loss carryback period and technical corrections to tax depreciation methods for qualified improvement property. During 2020, as a result of the CARES Act, we recognized a $1.5 million tax benefit related to the remeasurement of a portion of our income tax receivable for the federal net operating loss incurred in 2018 and the expected federal net operating loss in 2020 that will be carried back to prior year income, both for a refund at the higher, prior year tax rate.
For the year ended December 31, 2020, our effective tax rate was 30.0% as we recognized an income tax benefit from continuing operations of $10.2 million on a loss from continuing operations of $33.9 million. For the year ended December 31, 2019, our effective tax rate was 20.0% as we recognized income tax expense from continuing operations of $10.5 million on income from continuing operations of $52.5 million.
The effective tax rate for 2020 was more favorable than the statutory rate, inclusive of state income taxes, of 26.5%, primarily due to the tax benefit related to the CARES Act described above, a discrete tax benefit for share-based compensation awards that vested primarily in the first quarter of 2020, the positive impact of certain federal tax credits and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability. These favorable items were partially offset by increases in our valuation allowance primarily due to increases in deferred tax assets recorded for foreign tax credits, certain nondeductible business expenses and the nondeductible portion of the goodwill impairment charges recorded during the first quarter of 2020.
The effective tax rate for 2019 was more favorable than the statutory rate, inclusive of state income taxes, of 25.9%, primarily due to federal and state tax credits, a tax benefit related to the change in valuation allowance primarily due to realizing deferred tax assets recorded for foreign tax credits, and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability. These favorable items were partially offset by additional tax expense related to disallowed executive compensation.
See Note 17 “Income Taxes” within the notes to our consolidated financial statements for additional information on our income tax expense (benefit).
Net Income (Loss) from Continuing Operations and Earnings (Loss) per Share
Net income from continuing operations decreased by $65.7 million to a net loss from continuing operations of $23.7 million for the year ended December 31, 2020, from net income from continuing operations of $42.0 million for the year ended December 31, 2019. This decrease is primarily attributable to the $59.8 million non-cash goodwill impairment charges related to our Business Advisory segment recognized in the first quarter of 2020; the decrease in revenues; the increase in salaries and related expenses for our revenue-generating professionals; and the increase in restructuring charges in 2020 compared to 2019, primarily related to the $18.7 million of restructuring charges recognized in the fourth quarter of 2020; partially offset by the decrease in selling, general and administrative expenses in 2020 compared to 2019 and the related tax impact of these items. Diluted loss per share from continuing operations for the year ended December 31, 2020 was $1.08 compared to diluted earnings per share from continuing operations of $1.87 for 2019. The non-cash goodwill impairment charges and the restructuring charges related to the fourth quarter 2020 restructuring plan had unfavorable impacts on our diluted earnings per share from continuing operations of $2.07 and $0.63, respectively.
EBITDA and Adjusted EBITDA
EBITDA decreased $96.8 million to $5.1 million for the year ended December 31, 2020, from $101.9 million for the year ended December 31, 2019. The decrease in EBITDA was primarily attributable to the non-cash goodwill impairment charges of $59.8 million recognized in the first quarter of 2020, the decrease in revenues, and the increases in salaries and related expenses for our revenue-generating professionals and restructuring charges in 2020 compared to 2019; partially offset by the decrease in selling, general and administrative expenses in 2020 compared to 2019.
Adjusted EBITDA decreased $18.2 million to $87.1 million in 2020 from $105.4 million in 2019. The decrease in adjusted EBITDA was primarily attributable to the decrease in revenues and increase in salaries and related expenses for our revenue-generating professionals in 2020 compared to 2019; partially offset by the decrease in selling, general and administrative expenses, excluding transaction-related expenses related to the evaluation of acquisitions, in 2020 compared to 2019.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income from continuing operations decreased $13.7 million to $47.9 million for the year ended December 31, 2020, compared to $61.6 million for the year ended December 31, 2019. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $2.15 in 2020 compared to $2.74 in 2019.
Segment Results
Healthcare
Revenues
Healthcare segment revenues decreased $45.8 million, or 11.5%, to $353.4 million for the year ended December 31, 2020, from $399.2 million for the year ended December 31, 2019, primarily due to the negative impact of the COVID-19 pandemic on demand for our services within this segment, as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic.
For the year ended December 31, 2020, revenues from fixed-fee arrangements; time-and-expense arrangements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 57.3%, 16.5%, 19.6%, and 6.6% of this segment’s revenues, respectively, compared to 62.5%, 13.8%, 17.8%, and 5.9%, respectively, in 2019. Performance-based fee revenue was $69.3 million in 2020, compared to $71.1 million in 2019. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $45.8 million decrease in revenues, $26.3 million was attributable to a decrease in revenues from our full-time billable consultants and $19.5 million was attributable to our full-time equivalents. The decrease in revenues attributable to our full-time billable consultants reflected a decrease in the consultant utilization rate, partially offset by increases in the average billing rate and the average number of full-time billable consultants in 2020 compared to 2019. The decrease in revenues attributable to our full-time equivalents reflected a decrease in revenue per full-time equivalent, partially offset by an increase in the average number of full-time equivalents in 2020 compared to 2019.
Operating Income
Healthcare segment operating income decreased $30.8 million, or 24.5%, to $94.9 million for the year ended December 31, 2020, from $125.7 million for the year ended December 31, 2019. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 26.9% in 2020 from 31.5% in 2019. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals; partially offset by decreases in performance bonus expense for our revenue-generating professionals, product and event costs, and contractor expenses, all as percentages of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $14.9 million, or 5.9%, to $267.4 million for the year ended December 31, 2020, from $252.5 million for the year ended December 31, 2019, primarily related to strengthened demand for our cloud-based technology and analytics solutions and our restructuring and capital advisory solutions provided to organizations in transition.

For the year ended December 31, 2020, revenues from fixed-fee arrangements; time-and-expense arrangements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 38.0%, 57.1%, 3.0%, and 1.9% of this segment's revenues, respectively, compared to 39.9%, 55.3%, 2.7%, and 2.1%, respectively, in 2019. Performance-based fee revenue for the year ended December 31, 2020 was $8.1 million compared to $6.9 million in 2019. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $14.9 million increase in revenues, $10.4 million was attributable to an increase in revenues generated by our full-time billable consultants and $4.5 million was attributable to an increase in revenues generated by our full-time equivalents. The increase in revenues from our full-time billable consultants reflected an increase in the average number of full-time billable consultants, partially offset by a decrease in the average billing rate in 2020 compared to 2019. The increase in revenues from our full-time equivalents was driven by an increased use of contractors and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in 2020 compared to 2019.
Operating Income
Business Advisory segment operating income decreased by $1.6 million, or 3.3%, to $48.0 million for the year ended December 31, 2020, compared to $49.7 million for the year ended December 31, 2019. The Business Advisory segment operating margin decreased to 18.0% for 2020 from 19.7% for 2019. The decrease in this segment’s operating margin was partially attributable to a higher percentage of this segment's revenues derived from our lower margin solutions in 2020 compared to 2019. Additionally, the decrease in this segment’s operating margin was attributable to overall increases in performance bonus expense for our revenue-generating professionals, contractor expenses, restructuring charges, and share-based compensation expense for our revenue-generating professionals, as percentages of revenues; partially offset by overall decreases in promotion and marketing expenses and signing, retention and other bonus expense for our revenue-generating professionals. The restructuring charges within the Business Advisory segment in 2020 primarily related to the termination of a third-party advisor agreement.
The non-cash goodwill impairment charges related to the Strategy and Innovation and Life Sciences reporting units within the Business Advisory segment, which are discussed above within consolidated results, are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segment. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See the “Critical Accounting Policies” section below and Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information on the goodwill impairment charges and our goodwill balances.
Education
Revenues
Education segment revenues decreased $1.7 million, or 0.8%, to $223.3 million for the year ended December 31, 2020, from $225.0 million for the year ended December 31, 2019. The decrease in revenues was primarily related to the negative impact of the COVID-19 pandemic on demand for our on-premise technology consulting solutions, largely offset by an increase in demand for our cloud-based technology and analytics solutions and strategy and research consulting solutions in the first half of 2020.
For the year ended December 31, 2020, revenues from fixed-fee arrangements; time-and-expense arrangements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 20.1%, 69.6%, 0.3%, and 10.0% of this segment’s revenues, respectively. Revenues from fixed-fee arrangements; time-and-expense arrangements; and software support, maintenance and subscription arrangements represented 23.0%, 68.8%, and 8.2% of this segment's revenues, respectively, in 2019.
Of the overall $1.7 million decrease in revenues, $4.4 million was attributable to a decrease in revenues generated by our full-time billable consultants, partially offset by a $2.7 million increase in revenues generated by our full-time equivalents. The decrease in revenues from our full-time billable consultants reflected decreases in the consultant utilization rate and average billing rate; partially offset by an increase in the average number of full-time billable consultants in 2020 compared to 2019. The increase in the average number of full-time billable consultants primarily related to hiring that occurred prior to the COVID-19 pandemic. The increase in revenues from our full-time equivalents was primarily driven by an increase in software subscriptions and data hosting revenues; and reflected an increase in the average number of full-time equivalents in 2020 compared to 2019.
Operating Income
Education segment operating income decreased $8.2 million, or 14.8%, to $47.5 million for the year ended December 31, 2020, from $55.7 million for the year ended December 31, 2019. The Education segment operating margin decreased to 21.3% for 2020 from 24.8% for 2019. The decrease in this segment's operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals, as well as increases in restructuring charges and technology expenses. These decreases to the operating margin were partially offset by decreases in performance bonus expense for our revenue-generating professionals and promotion and marketing expenses, as percentages of revenues.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $67.2 million, $11.6 million, and $33.1 million at December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

Cash Flows (in thousands):	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$136,738	$132,220	$101,658
Net cash used in investing activities	(42,034)	(35,002)	(18,562)
Net cash used in financing activities	(39,615)	(118,836)	(66,690)
Effect of exchange rate changes on cash	484	115	(208)
Net increase (decrease) in cash and cash equivalents	$55,573	$(21,503)	$16,198
Operating Activities
Net cash provided by operating activities totaled $136.7 million and $132.2 million for the years ended December 31, 2020 and 2019, respectively. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The increase in cash provided by operating activities in 2020 compared to 2019 was primarily attributable to a decrease in selling, general and administrative expenses in 2020 compared to 2019 and the deferral of $12.2 million of our employer portion of social security taxes as provided for under the CARES Act. These increases to cash provided by operating activities were partially offset by a decrease in cash collections from clients, which was driven by a decrease in revenues, an increase in payments to employees for salaries and related benefits in 2020 compared to 2019, and an increase in the amount paid for annual performance bonuses in the first quarter of 2020 compared to the first quarter of 2019. Of the $12.2 million of social security taxes deferred, we expect to pay $6.1 million in the fourth quarter of 2021 and the remaining $6.1 million in the fourth quarter of 2022.
Investing Activities
Net cash used in investing activities was $42.0 million and $35.0 million for the years ended December 31, 2020 and 2019, respectively.
The use of cash in 2020 primarily consisted of $13.0 million for the purchase of of an additional convertible debt investment in Shorelight Holdings, LLC in the first quarter of 2020; $8.7 million for purchases of businesses in the second half of 2020; $8.3 million for payments related to internally developed software; $8.1 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements and furniture for certain office spaces; $2.5 million for contributions to our life insurance policies which fund our deferred compensation plan; and $1.5 million for payments related to the divestiture of our U.K. life sciences drug safety practice within the Business Advisory segment.
The use of cash in 2019 primarily consisted of $13.2 million for purchases of property and equipment, primarily related to purchases of computers and network equipment and leasehold improvements for new office spaces in certain locations; $10.3 million for payments related to internally developed software; $5.0 million for a purchase of preferred stock securities of Medically Home Group, Inc. in the fourth quarter of 2019; $4.7 million for contributions to our life insurance policies which fund our deferred compensation plan; and $2.5 million for the purchase of a business in the third quarter of 2019.
We estimate that cash utilized for purchases of property and equipment and software development in 2021 will total approximately $15 million to $20 million; primarily consisting of information technology related equipment to support our corporate infrastructure, leasehold improvements for certain office locations, and software development costs.
Financing Activities
Net cash used in financing activities was $39.6 million and $118.8 million for the years ended December 31, 2020 and 2019, respectively.

During 2020, we borrowed $283.0 million under our credit facility, all of which was in the first quarter of 2020, including $125.0 million in March 2020 to maintain excess cash and support liquidity during the period of uncertainty created by the COVID-19 pandemic, as well as to fund our annual performance bonus payment. During 2020, we made repayments on our credit facility of $288.0 million due to our ability to maintain adequate cash flows from operations and improved clarity around access to capital resources during the COVID-19 pandemic, and repayments of $0.6 million on our promissory note due 2024. Additionally, we repurchased and retired $25.9 million of our common stock under our share repurchase programs, discussed below, and settled $1.2 million of share repurchases that were accrued as of December 31, 2019.
During 2019, we borrowed $347.0 million under our credit facility, of which $217.0 million was used to repay a portion of the $250.0 million outstanding principal on our Convertible Notes in the fourth quarter of 2019. The remaining $33.0 million outstanding principal on our
Convertible Notes was repaid with cash on hand. During 2019, we also made repayments on our credit facility of $192.5 million. Additionally, we repurchased and retired $14.2 million of our common stock under our share repurchase program discussed below, of which $1.2 million settled in the first quarter of 2020. During 2019, we paid $10.0 million to the sellers of certain business acquisitions for achieving specified financial performance targets in accordance with the related purchase agreements. Of the total $10.0 million paid, $4.7 million is classified as a cash outflow from financing activities and represents the amount paid up to the initial fair value of contingent consideration liability recorded as of the acquisition date. The remaining $5.3 million is classified as a cash outflow from operating activities.
Share Repurchase Programs
In November 2020, our board of directors authorized a share repurchase program (the “2020 Share Repurchase Program”) permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The 2020 Share Repurchase Program was authorized subsequent to the expiration of our prior share repurchase program (the “2015 Share Repurchase Program”) on October 31, 2020. The 2015 Share Repurchase Program permitted us to repurchase up to $125 million of our common stock through October 31, 2020. The 2020 Share Repurchase Program and 2015 Share Repurchase Program are collectively known as the “Share Repurchase Programs.” The amount and timing of repurchases under the Share Repurchase Programs were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
In 2020, we repurchased and retired 425,164 shares for $25.9 million under the Share Repurchase Programs. Additionally, in the first quarter of 2020, we settled the repurchase of 18,000 shares for $1.2 million that were accrued as of December 31, 2019. As of December 31, 2020, $45.0 million remained available for share repurchases under the 2020 Share Repurchase Program.
Financing Arrangements
At December 31, 2020, we had $200.0 million outstanding under our senior secured credit facility and $3.3 million outstanding under a promissory note, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however, the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain Qualified Acquisitions (as defined in the

Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At December 31, 2020 and December 31, 2019, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of December 31, 2020 was 1.94 to 1.00, compared to 1.64 to 1.00 as of December 31, 2019. Our Consolidated Interest Coverage Ratio as of December 31, 2020 was 12.51 to 1.00, compared to 15.29 to 1.00 as of December 31, 2019. The increase in our Consolidated Leverage Ratio as of December 31, 2020 compared to December 31, 2019 was driven by decreased profitability in 2020 compared to 2019, as discussed in the “Results of Operations” section above.
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
Principal borrowings outstanding under the Amended Credit Agreement at December 31, 2020 and December 31, 2019 totaled $200.0 million and $205.0 million, respectively. These borrowings carried a weighted average interest rate of 2.5% at December 31, 2020 and 3.0% at December 31, 2019 including the impact of the interest rate swap described in Note 12 “Derivative Instruments and Hedging Activity" within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2020 and 2019, we had outstanding letters of credit totaling $1.6 million and $1.7 million, respectively, which are primarily used as security deposits for our office facilities, and the unused borrowing capacity under the revolving credit facility was $398.4 million and $393.3 million, respectively.
For further information, see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements. For a discussion of certain risks and uncertainties related to the Amended Credit Agreement, see Part I—Item 1A. “Risk Factors.”
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At December 31, 2020, the outstanding principal amount of the promissory note was $3.3 million, and the aircraft had a carrying amount of $4.4 million. At December 31, 2019, the outstanding principal amount of the promissory note was $3.9 million, and the aircraft had a carrying amount of $5.1 million.
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

CONTRACTUAL OBLIGATIONS
The following table represents our significant obligations and commitments as of December 31, 2020 and the scheduled years of payments (in thousands).

		Payments Due by Period
	Total	2021	2022-2023	2024-2025	Thereafter
Long-term bank borrowings—principal and interest (1)	$224,441	$6,518	$13,035	$204,888	$—
Promissory note—principal and interest (2)	3,442	558	1,229	1,655	—
Operating lease obligations (3)	81,743	11,572	23,506	22,052	24,613
Purchase obligations (4)	26,650	15,954	8,399	2,297	—
Deferred employer payroll taxes (5)	12,188	6,094	6,094	—	—
Deferred compensation (6)	34,250
Uncertain tax positions (7)	765
Total contractual obligations	$383,479	$40,696	$52,263	$230,892	$24,613
(1)The interest payments on long-term bank borrowings are estimated based on the principal amount outstanding and the interest rate in effect as of December 31, 2020. Actual future interest payments will differ due to changes in our borrowings outstanding and the interest rate on those borrowings, as the interest rate varies based on the fluctuations in the variable base rates and the spread we pay over those base rates pursuant to the Amended Credit Agreement. Refer to “Liquidity and Capital Resources” and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for more information on our outstanding borrowings.
(2)The interest payments on the promissory note are estimated based on the principal amount outstanding, scheduled principal payments, and the interest rate in effect as of December 31, 2020. Actual future interest payments may differ due to changes in the principal amount outstanding and the interest rate on that principal amount, as the interest rate varies based on the fluctuations in the one-month LIBOR rate. Refer to “Liquidity and Capital Resources” and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for more information on the promissory note.
(3)We lease our facilities under operating lease arrangements expiring on various dates through 2029, with various renewal options. We lease office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease. Refer to Note 5 “Leases” within the notes to our consolidated financial statements for more information on our operating lease obligations.
(4)Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding, and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty.
(5)As allowed under the provisions of the CARES Act enacted in the first quarter of 2020, we elected to defer the deposit of our employer portion of social security tax payments beginning in April 2020 through December 31, 2020. As of December 31, 2020, we deferred $12.2 million of such payments, which we expect to pay in equal installments in the fourth quarters of 2021 and 2022.
(6)Included in deferred compensation and other liabilities on our consolidated balance sheet as of December 31, 2020 is a $34.3 million obligation for deferred compensation. The specific payment dates for the deferred compensation are unknown; therefore, the related balances have not been reflected in the “Payments Due by Period” section of the table. This deferred compensation liability is funded by corresponding deferred compensation plan assets. Refer to Note 15 “Employee Benefit and Deferred Compensation Plans” within the notes to our consolidated financial statements for more information on our deferred compensation plan.
(7)Our liabilities for uncertain tax positions are classified as non-current and includes the accrual of potential payment of interest and penalties. We are unable to reasonably estimate the timing of future payments as it depends on examinations by taxing authorities; as such, the related balance has not been reflected in the “Payments Due by Period” section of the table.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” within the notes to our consolidated financial statements. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes.
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
We measure and recognize contingent consideration at fair value as of the acquisition date. We estimate the fair value of contingent consideration based on either a probability-weighted assessment of the specific financial performance targets being achieved or a Monte Carlo simulation model, as appropriate. These fair value measurements require the use of significant judgments, estimates, and assumptions, including financial performance projections and discount rates. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest financial projections and input provided by practice leaders and management, with any change in the fair value estimate recorded in earnings in that period. Increases or decreases in the fair value of contingent consideration liabilities resulting from changes in the estimates or assumptions could materially impact the financial statements. See Note 3 “Acquisitions” within the notes to our consolidated financial statements for additional information on our acquisitions and Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our contingent consideration liabilities.

Carrying Values of Goodwill and Other Intangible Assets
We test goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. As of December 31, 2020, we have six reporting units: Healthcare, Education, Business Advisory, Strategy and Innovation, Enterprise Solutions and Analytics, and Life Sciences. The Business Advisory, Strategy and Innovation, Enterprise Solutions and Analytics, and Life Sciences reporting units, make up our Business Advisory operating segment.
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
In the income approach, we utilize a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by each reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with each reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted EBITDA margins, and discount rates. Our forecasts are based on historical experience, current backlog, expected market demand, and other industry information.
In the market approach, we utilize the guideline company method, which involves calculating revenue and EBITDA multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are evaluated and adjusted based on specific characteristics of the reporting units relative to the selected guideline companies and applied to the reporting units' operating data to arrive at an indication of value.
The following is a discussion of our goodwill impairment tests performed during 2020.
First Quarter 2020 Goodwill Impairment Test
The worldwide spread of the COVID-19 pandemic in the first quarter of 2020 has created significant volatility, uncertainty and disruption to the global economy. From the onset of the COVID-19 pandemic, we closely monitored the impact it could have on all aspects of our business, including how we expect it to negatively impact our clients, employees and business partners. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expected it to have an unfavorable impact on sales, increase uncertainty in the backlog and negatively impact full year 2020 results. The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities, which may be considered by our clients to be more discretionary in nature, and the duration of the projects within these practices are typically short-term. Therefore, at the onset of the COVID-19 pandemic in the U.S. and due to the uncertainty caused by the pandemic, we were cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, during the first quarter of 2020 we believed it was more likely than not that the fair value of these two reporting units no longer exceeded their carrying values and performed an interim impairment test on both reporting units as of March 31, 2020.
Our goodwill impairment test was performed by comparing the fair value of each of the Strategy and Innovation and Life Sciences reporting units with its respective carrying value and recognizing an impairment charge for the amount by which the carrying value exceeded the fair value. To estimate the fair value of each reporting unit, we relied on a combination of the income approach and the market approach, as discussed above, with a fifty-fifty weighting.

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
Concurrently with the goodwill impairment tests performed over the Strategy and Innovation and Life Sciences reporting units, we evaluated whether any indicators existed that would lead us to believe that the fair values of our Healthcare, Education, and Business Advisory reporting units would not exceed their carrying values. Our Enterprise Solutions and Analytics reporting unit did not have a goodwill balance as of March 31, 2020. Based on our internal projections, consideration of the impact of the COVID-19 pandemic on these reporting units, and review of the amounts by which the fair values of these reporting units exceeded their carrying values in the most recent quantitative goodwill impairment analysis performed, we did not identify any indicators that would lead us to believe that the fair values of these reporting units would not exceed their carrying values as of March 31, 2020.
2020 Annual Goodwill Impairment Analysis
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2020 on our five reporting units with goodwill balances: Healthcare, Education, Business Advisory, Strategy and Innovation, and Enterprise Solutions and Analytics. We elected to bypass the qualitative assessment and proceeded directly to the quantitative goodwill impairment test.
For each reporting unit, we reviewed goodwill for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. In estimating the fair value of the reporting unit, we relied on a combination of the income approach and the market approach, as discussed above, with a fifty-fifty weighting. Based on the results of the goodwill impairment test, we determined the fair value of the Healthcare, Education, Business Advisory, Strategy and Innovation, and Enterprise Solutions and Analytics reporting units exceeded their carrying value by 42%, 132%, 584%, 29%, and 146%, respectively. As such, we concluded that there was no indication of goodwill impairment for these five reporting units. Further, we determined that neither a 100 basis point decrease in the estimated long-term growth rate nor a 100 basis point increase in the discount rate for each reporting unit would have resulted in an indication of goodwill impairment for any of the reporting units.
Determining the fair value of any reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not a non-cash impairment charge is recognized and also the magnitude of such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will continue to monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations compared to our internal forecasts could result in additional non-cash goodwill impairment charges, which could be material.
The carrying value of goodwill for each of our reporting units as of December 31, 2020 is as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$428,729
Education	104,384
Business Advisory	16,094
Strategy and Innovation	37,522
Life Sciences	—
Enterprise Solutions and Analytics	7,508
Total	$594,237
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $20.5 million at December 31, 2020 and primarily consist of customer relationships, trade names, technology and software, non-competition agreements, and customer contracts, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges for intangible assets were recorded in 2020.
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
SUBSEQUENT EVENT
On January 7, 2021, we entered into an agreement to acquire Unico Solution, Inc. (“Unico Solutions”), a data strategy and technology consulting firm focused on helping clients enhance the use of their data to speed business transformation and accelerate cloud adoption. The acquisition expands our cloud-based technology offerings within the Business Advisory segment. The results of operations of Unico Solutions will be included within the Business Advisory segment from the close date, February 1, 2021. The acquisition of Unico Solutions is not significant to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At December 31, 2020, we had borrowings outstanding under the credit facility totaling $200.0 million that carried a weighted average interest rate of 2.5% including the impact of the interest rate swaps described below. As of December 31, 2020, these variable rate borrowings were fully hedged against changes in interest rates by the interest rate swaps, which have a notional amount of $200.0 million as of December 31, 2020. A hypothetical 100 basis point change in the interest rate as of December 31, 2020 would have no impact on our pretax income, on an annualized basis, including the effect of the interest rate swaps. At December 31, 2019, our borrowings outstanding under the credit facility totaled $205.0 million which carried a weighted average interest rate of 3.0%, including the effect of the interest rate swap in effect and described below. A hypothetical 100 basis point change in the interest rate as of December 31, 2019, would have had a $1.6 million effect on our pretax income, on an annualized basis, including the effect of the interest rate swap.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At December 31, 2020, the outstanding principal amount of the promissory note was $3.3 million and carried an interest rate of 2.1%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income. At December 31, 2019 the outstanding principal amount of the promissory note was $3.9 million and carried an interest rate of 3.7%. A hypothetical 100 basis point change in the interest rate as of December 31, 2019 would not have had a material effect on our pretax income.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we concluded that we do not have material market risk exposure.
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2020, the fair value of the investment was $64.4 million, with a total cost basis of $40.9 million. At December 31, 2019, the fair value of the investment was $49.5 million, with a total cost basis of $27.9 million.
We have a preferred stock investment in Medically Home Group, Inc. (“Medically Home”), a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of December 31, 2020, the carrying value of the investment was $6.7 million, with a total cost basis of $5.0 million. At December 31, 2019 the carrying value and total cost basis of the investment was $5.0 million. Following our purchase, we have not identified any impairment of our investment. In October 2020, we recognized an unrealized gain of $1.7 million on our preferred stock investment resulting from an observable price change of preferred stock with similar rights and preferences to our preferred stock investment issued by Medically Home.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Company’s Consolidated Financial Statements and supplementary data begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
(i)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers, Promoters and Control Persons
The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2021 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”
Compliance with Section 16(a) of the Exchange Act
Not applicable.
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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information with respect to equity compensation plans approved by shareholders as of December 31, 2020. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders:
2004 Omnibus Stock Plan (1)	34,208	$35.55	—
2012 Omnibus Incentive Plan (2)	31,785	$39.19	930,920
Stock Ownership Participation Program (3)	—	$—	347,941
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	65,993	$37.31	1,278,861
(1)Our 2004 Omnibus Stock Plan was approved by the existing shareholders prior to our initial public offering. Upon adoption of the 2012 Omnibus Incentive Plan, we terminated the 2004 Omnibus Stock Plan with respect to future awards and no further awards will be granted under this plan.
(2)Our 2012 Omnibus Incentive Plan was approved by our shareholders at our annual meeting held on May 1, 2012. Subsequent to the initial approval and through December 31, 2020, our shareholders have approved amendments to the 2012 Omnibus Incentive Plan to increase the number of shares authorized for issuance to 3.9 million shares, in the aggregate.
(3)Our Stock Ownership Participation Program was approved by our shareholders at our annual meeting held on May 1, 2015. Subsequent to the initial approval and through December 31, 2020, our shareholders have approved amendments to the Stock Ownership Participation Program to increase the number of shares authorized for issuance to 0.7 million shares, in the aggregate.
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
1.Financial Statements—Our independent registered public accounting firm’s report and our Consolidated Financial Statements are listed below and begin on page F-1 of this Form 10-K.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2.Financial Statement Schedules—The financial statement schedules required by this item are included in the Consolidated Financial Statements and accompanying notes.
3.Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.			10-K	12/31/2004	3.1	2/16/2005
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.			8-K		3.1	10/28/2015
4.1	Specimen Stock Certificate.			S-1 (File No. 333- 115434)		4.1	10/5/2004
4.2	Description of Securities.			10-K	12/31/2019	4.2	2/26/2020
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).			S-1 (File No. 333- 115434)		10.1	10/5/2004
10.2*	Amended and Restated Huron Consulting Group Inc. 2004 Omnibus Stock Plan.			S-8		10.1	5/5/2010
10.3*	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.			10-K	12/31/2008	10.12	2/24/2009
10.4*	Senior Management Agreement by and between Huron Consulting Group Inc. and John D. Kelly.			8-K		10.1	1/6/2017
10.5*	Amended and Restated Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth.			8-K		10.2	1/6/2017
10.6*	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.			8-K		10.3	1/6/2017
10.7*	Senior Management Agreement by and between Huron Consulting Group Inc. and Diane E. Ratekin.			8-K		10.4	1/6/2017
10.8*	Transitional Retirement Agreement by and between Huron Consulting Group Inc. and Diane E. Ratekin.			8-K		10.1	9/16/2019
10.9	First Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated August 23, 2004.			10-K	12/31/2012	10.17	2/21/2013
10.10	Second Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated March 14, 2007.			10-K	12/31/2012	10.18	2/21/2013

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.11	Third Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated April 2, 2010.			10-K	12/31/2012	10.19	2/21/2013
10.12	Fourth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 31, 2012.			8-K		10.1	1/4/2013
10.13†	Fifth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 1, 2013.			10-K	12/31/2019	10.13	2/26/2020
10.14	Sixth Amendment to Lease by and between Huron Consulting Services LLC and Onni Van Buren Chicago LLC, dated October 3, 2019.			8-K		10.1	10/16/2019
10.15*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement.			10-K	12/31/2012	10.20	2/21/2013
10.16*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Performance Stock Unit Agreement.			10-K	12/31/2014	10.32	2/24/2015
10.17*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Stock Option Agreement.			10-K	12/31/2014	10.33	2/24/2015
10.18*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan NEO Performance Stock Unit Agreement.			10-K	12/31/2014	10.34	2/24/2015
10.19	Second Amended and Restated Credit Agreement, dated as of March 31, 2015, among Huron Consulting Group Inc., as Borrower, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Bank of Montreal and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.			8-K		10.1	4/2/2015
10.20	Second Amended and Restated Security Agreement, dated as of March 31, 2015.			8-K		10.2	4/2/2015
10.21	Second Amended and Restated Pledge Agreement, dated as of March 31, 2015.			8-K		10.3	4/2/2015
10.22*	Huron Consulting Group Inc. Stock Ownership Participation Program.			DEF 14A		Appendix A	3/20/2015
10.23*	Huron Consulting Group Inc. Stock Ownership Participation Program, as amended effective December 1, 2020.	X
10.24*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated effective May 1, 2017.			DEF 14A		Appendix A	3/27/2017
10.25*	Amendment to the Huron Consulting Group Inc. Amended and Restated 2012 Omnibus Incentive Plan.			DEF 14A		Appendix A	3/22/2019
10.26*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated effective February 13, 2020.			10-K	12/31/2019	10.3	2/26/2020
10.27	Amendment No. 1 of the Second Amended and Restated Credit Agreement, dated as of February 28, 2017, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	3/6/2017

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.28	Amendment No. 2 of the Second Amended and Restated Credit Agreement, dated as of October 24, 2017, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			10-Q	9/30/2017	10.1	11/1/2017
10.29	Amendment No. 3 of the Credit Agreement, dated as of March 23, 2018, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	3/29/2018
10.30	Amendment No. 4 of the Credit Agreement, the Pledge Agreement and the Security Agreement, dated as of September 27, 2019, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	10/3/2019
10.31*	Senior Management Agreement by and between Huron Consulting Group Inc. and Ernest W. Torain, Jr.			10-Q	3/31/2020	10.1	4/30/2020
10.32*	Amendment to the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan.			DEF 14A		Appendix A	3/26/2020
10.33*	Amendment to the Huron Consulting Group Inc. Stock Ownership Participation Program.			DEF 14A		Appendix B	3/26/2020
21.1	List of Subsidiaries of Huron Consulting Group Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.
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

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ JAMES H. ROTH	Chief Executive Officer and Director	2/23/2021
James H. Roth
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James H. Roth, John D. Kelly, and Ernest W. Torain, Jr., and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JAMES H. ROTH	Chief Executive Officer and Director (Principal Executive Officer)	2/23/2021
James H. Roth

/s/ JOHN F. MCCARTNEY	Non-Executive Chairman of the Board	2/23/2021
John F. McCartney

/s/ JOHN D. KELLY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	2/23/2021
John D. Kelly

/s/ H. EUGENE LOCKHART	Director	2/23/2021
H. Eugene Lockhart

/s/ HUGH E. SAWYER	Director	2/23/2021
Hugh E. Sawyer

/s/ EKTA SINGH-BUSHELL	Director	2/23/2021
Ekta Singh-Bushell

/s/ DEBRA ZUMWALT	Director	2/23/2021
Debra Zumwalt

HURON CONSULTING GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huron Consulting Group Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and other comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of January 1, 2019.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition – Fixed-Fee and Healthcare Performance-Based Billing Arrangements
As described in Notes 2 and 19 to the consolidated financial statements, in fixed-fee billing arrangements, which accounted for $348.9 million of revenues for the year ended December 31, 2020, the Company agrees to a pre-established fee in exchange for a predetermined set of professional services. As disclosed by management, under fixed-fee arrangements, revenues are recognized based upon work completed to date versus management’s estimates of the total services to be provided under the engagement. Additionally, the Company’s Healthcare practice enters into performance-based billing arrangements whereby fees are tied to the attainment of contractually defined objectives, as a result of adopting the Company’s recommendations, which accounted for $69.3 million of revenues for the year ended December 31, 2020. Under performance-based billing arrangements, revenue is recognized based on an estimate of variable consideration and work completed to date versus the estimates of the total services to be provided under the engagement. Variable consideration is estimated based on a probability-weighted assessment of the fees to be earned, net of a constraint to limit the amount that could be reversed when the uncertainty is resolved.
The principal considerations for our determination that performing procedures relating to revenue recognition under fixed-fee and Healthcare performance-based billing arrangements is a critical audit matter are the significant judgment by management when developing the estimates of revenue to be recognized for these billing arrangements, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to work completed to date versus management’s estimates of the total services to be provided for fixed-fee and performance-based billing arrangements and the probability of attaining contractually defined objectives in performance-based billing arrangements.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process under fixed-fee and performance-based billing arrangements. These procedures also included, among others, testing the accuracy of the total contract amounts and evaluating the reasonableness of management’s assumption of work completed to-date versus management’s estimates of the total services to be provided by (i) inquiring with the Company’s employees regarding the expected remaining efforts for a sample of engagements, (ii) evaluating trends in past performance, and (iii) evaluating performance to date. Additionally, for performance-based billing arrangements, procedures included, among others (i) evaluating the reasonableness of management’s assumption of the probability of attaining the contractually defined objectives by inquiring with the Company’s employees regarding the expected remaining efforts and the probability weighting of variable consideration to be earned for a sample of engagements and by evaluating trends in past performance, (ii) evaluating the necessity of applying a constraint based upon consideration of the initial forecasts developed during project procurement, and (iii) evaluating performance to date towards the attainment of contractually defined objectives.
Goodwill Impairment Assessments - Strategy and Innovation and Life Sciences Reporting Units
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated goodwill balance was $594.2 million as of December 31, 2020, of which $37.5 million and $0.0 million are attributed to the Strategy and Innovation and Life Sciences reporting units, respectively. Management performs its annual goodwill impairment test as of November 30, or when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. Fair value is estimated using a combination of the income approach, utilizing a discounted cash flow analysis, and the market approach, utilizing the guideline company method, with a fifty-fifty weighting. As disclosed by management, the determination of fair value using the income approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted EBITDA margins and discount rates. The determination of fair value using the market approach requires the use of revenue and EBITDA multiples, as applicable, based on operating data from guideline publicly traded companies. If the fair value of the reporting unit is less than its carrying value, a non-cash impairment charge is recorded in an amount equal to that difference with the loss not to exceed the total amount of goodwill allocated to the reporting unit. Based on internal projections and considering the expected decrease in demand due to the COVID-19 pandemic, during the first quarter of 2020 management believed it was more likely than not that the fair value of the Strategy and Innovation and Life Sciences reporting units no longer exceeded their carrying values and performed an interim impairment test on both reporting units as of March 31, 2020. As a result of the first quarter impairment tests, management recorded a partial impairment charge of $49.9 million for the Strategy and Innovation reporting unit and a full impairment charge of $9.9 million for the Life Sciences reporting unit. As a result of the annual impairment assessment for the Strategy and Innovation reporting unit, management concluded that there is no indication of goodwill impairment.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Strategy and Innovation and Life Sciences reporting units is a critical audit matter are the significant judgment by management when developing the fair value measurements of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management's significant assumptions related to forecasted revenue growth rates, forecasted EBITDA margins, discount rates, and revenue and EBITDA multiples, as applicable. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the determination of the fair value of the Strategy and Innovation and Life Sciences reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the reporting units, (ii) evaluating the allocation of assets and liabilities to the reporting units, (iii) evaluating the appropriateness of the income and market approaches, (iv) testing the completeness and accuracy of the underlying data used in the income and market approaches, and (v) evaluating the significant assumptions used by management related to forecasted revenue growth rates, forecasted EBITDA margins, discount rates, and revenue and EBITDA multiples, as applicable. Evaluating management’s assumptions related to forecasted revenue growth rates and forecasted EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the actions necessary to achieve future forecasts, (iii) the consistency with external market data, and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the income approach and the discount rates, as well as the selection and calculation of revenue and EBITDA multiples, as applicable.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 2021

We have served as the Company's auditor since 2002.

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$67,177	$11,604
Receivables from clients, net of allowances of $7,680 and $8,907, respectively	86,966	116,571
Unbilled services, net of allowances of $2,603 and $2,994, respectively	61,181	79,937
Income tax receivable	5,121	2,376
Prepaid expenses and other current assets	16,569	14,248
Total current assets	237,014	224,736
Property and equipment, net	29,093	38,413
Deferred income taxes, net	4,191	1,145
Long-term investments	71,030	54,541
Operating lease right-of-use assets	39,360	54,954
Other non-current assets	62,068	52,177
Intangible assets, net	20,483	31,625
Goodwill	594,237	646,680
Total assets	$1,057,476	$1,104,271
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$648	$7,944
Accrued expenses and other current liabilities	14,874	18,554
Accrued payroll and related benefits	133,830	141,605
Current maturities of long-term debt	499	529
Current maturities of operating lease liabilities	8,771	7,469
Deferred revenues	34,748	28,443
Total current liabilities	193,370	204,544
Non-current liabilities:
Deferred compensation and other liabilities	45,361	28,635
Accrued contingent consideration for business acquisitions	1,770	—
Long-term debt, net of current portion	202,780	208,324
Operating lease liabilities, net of current portion	61,825	69,233
Deferred income taxes, net	428	8,070
Total non-current liabilities	312,164	314,262
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,346,916 and 25,144,764 shares issued at December 31, 2020 and December 31, 2019, respectively	246	247
Treasury stock, at cost, 2,584,119 and 2,425,430 shares at December 31, 2020 and December 31, 2019, respectively	(129,886)	(128,348)
Additional paid-in capital	454,512	460,781
Retained earnings	214,009	237,849
Accumulated other comprehensive income	13,061	14,936
Total stockholders’ equity	551,942	585,465
Total liabilities and stockholders’ equity	$1,057,476	$1,104,271
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues and reimbursable expenses:
Revenues	$844,127	$876,757	$795,125
Reimbursable expenses	26,887	88,717	82,874
Total revenues and reimbursable expenses	871,014	965,474	877,999
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	592,428	575,602	521,537
Amortization of intangible assets and software development costs	5,366	5,375	4,247
Reimbursable expenses	26,918	88,696	82,923
Total direct costs and reimbursable expenses	624,712	669,673	608,707
Operating expenses and other losses (gains), net:
Selling, general and administrative expenses	170,686	203,071	180,983
Restructuring charges	20,525	1,855	3,657
Litigation and other gains, net	(150)	(1,196)	(2,019)
Depreciation and amortization	24,277	28,365	34,575
Goodwill impairment charges	59,816	—	—
Total operating expenses and other losses (gains), net	275,154	232,095	217,196
Operating income (loss)	(28,852)	63,706	52,096
Other income (expense), net:
Interest expense, net of interest income	(9,292)	(15,648)	(19,013)
Other income (expense), net	4,271	4,433	(7,862)
Total other expense, net	(5,021)	(11,215)	(26,875)
Income (loss) from continuing operations before taxes	(33,873)	52,491	25,221
Income tax expense (benefit)	(10,155)	10,512	11,277
Net income (loss) from continuing operations	(23,718)	41,979	13,944
Loss from discontinued operations, net of tax	(122)	(236)	(298)
Net income (loss)	$(23,840)	$41,743	$13,646
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$(1.08)	$1.91	$0.64
Loss from discontinued operations, net of tax	(0.01)	(0.01)	(0.01)
Net income (loss)	$(1.09)	$1.90	$0.63
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$(1.08)	$1.87	$0.63
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.01)
Net income (loss)	$(1.09)	$1.85	$0.62
Weighted average shares used in calculating earnings per share:
Basic	21,882	21,993	21,706
Diluted	21,882	22,507	22,058
Comprehensive income (loss):
Net income (loss)	$(23,840)	$41,743	$13,646
Foreign currency translation adjustments, net of tax	348	99	(1,814)
Unrealized gain (loss) on investment, net of tax	1,323	(702)	7,772
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(3,546)	(956)	167
Other comprehensive income (loss)	(1,875)	(1,559)	6,125
Comprehensive income (loss)	$(25,715)	$40,184	$19,771
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	24,098,822	$241	(2,591,135)	$(121,994)	$434,256	$180,443	$10,370	$503,316
Comprehensive income						13,646	6,125	19,771
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	279,430	3	5,986	387	(390)			—
Exercise of stock options	40,000	—			937			937
Share-based compensation					17,770			17,770
Shares redeemed for employee tax withholdings			(86,813)	(3,187)				(3,187)
Cumulative-effect adjustment from adoption of ASU 2014-09						2,017		2,017
Balance at December 31, 2018	24,418,252	$244	(2,671,962)	$(124,794)	$452,573	$196,106	$16,495	$540,624
Comprehensive income						41,743	(1,559)	40,184
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	347,589	4	20,171	1,828	(1,832)			—
Exercise of stock options	47,904	1			1,243			1,244
Share-based compensation					22,854			22,854
Shares redeemed for employee tax withholdings			(111,511)	(5,382)				(5,382)
Other capital contributions					160			160
Share repurchases	(210,437)	(2)			(14,217)			(14,219)
Balance at December 31, 2019	24,603,308	$247	(2,763,302)	$(128,348)	$460,781	$237,849	$14,936	$585,465
Comprehensive loss						(23,840)	(1,875)	(25,715)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	342,311	3	87,155	6,365	(6,368)			—
Exercise of stock options	40,400	—			1,003			1,003
Share-based compensation					24,998			24,998
Shares redeemed for employee tax withholdings			(136,749)	(7,903)				(7,903)
Share repurchases	(425,164)	(4)			(25,902)			(25,906)
Balance at December 31, 2020	24,560,855	$246	(2,812,896)	$(129,886)	$454,512	$214,009	$13,061	$551,942
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(23,840)	$41,743	$13,646
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,222	34,405	39,311
Non-cash lease expense	7,763	8,397	—
Lease impairment charges	13,217	805	—
Share-based compensation	24,081	24,213	18,818
Amortization of debt discount and issuance costs	793	8,264	10,313
Goodwill impairment charges	59,816	—	—
Allowances for doubtful accounts and unbilled services	1,050	250	657
Deferred income taxes	(9,859)	8,795	10,717
Losses on sales of businesses	1,603	—	5,807
Change in fair value of contingent consideration liabilities	—	(1,506)	381
Change in fair value of preferred stock investment	(1,667)	—	—
Other, net	(25)	(789)	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in receivables from clients	33,051	(10,123)	(10,509)
(Increase) decrease in unbilled services	18,876	(10,269)	(11,094)
(Increase) decrease in current income tax receivable / payable, net	(3,662)	4,442	(2,607)
(Increase) decrease in other assets	(11,972)	(144)	(1,361)
Increase (decrease) in accounts payable and accrued liabilities	(7,786)	(6,884)	(8,212)
Increase (decrease) in accrued payroll and related benefits	(1,169)	30,339	35,481
Increase (decrease) in deferred revenues	6,246	282	310
Net cash provided by operating activities	136,738	132,220	101,658
Cash flows from investing activities:
Purchases of property and equipment, net	(8,125)	(13,240)	(8,936)
Investment in life insurance policies	(2,462)	(4,703)	(2,037)
Purchases of businesses, net of cash acquired	(8,701)	(2,500)	(215)
Purchase of investment securities	(13,000)	(5,000)	—
Capitalization of internally developed software	(8,272)	(10,312)	(6,069)
Proceeds from note receivable	—	—	1,040
Proceeds from sale of property and equipment	25	753	—
Divestitures of businesses, net of cash sold	(1,499)	—	(2,345)
Net cash used in investing activities	(42,034)	(35,002)	(18,562)
Cash flows from financing activities:
Proceeds from exercises of stock options	1,003	1,244	937
Shares redeemed for employee tax withholdings	(7,903)	(5,382)	(3,187)
Share repurchases	(27,141)	(12,985)	—
Proceeds from bank borrowings	283,000	347,000	204,300
Repayments of bank borrowings	(288,574)	(192,515)	(259,801)
Repayment of convertible notes	—	(250,000)	—
Payments for debt issuance costs	—	(1,524)	(1,385)
Payments for contingent consideration liabilities	—	(4,674)	(7,554)
Net cash used in financing activities	(39,615)	(118,836)	(66,690)
Effect of exchange rate changes on cash	484	115	(208)
Net increase (decrease) in cash and cash equivalents	55,573	(21,503)	16,198
Cash and cash equivalents at beginning of the period	11,604	33,107	16,909
Cash and cash equivalents at end of the period	$67,177	$11,604	$33,107
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable, accrued expenses and accrued payroll and related benefits	$1,178	$2,600	$2,358
Contingent consideration related to business acquisitions	$1,770	$—	$212
Share repurchases included in accounts payable	$—	$1,234	$—
Cash paid during the year for:
Interest	$8,309	$7,971	$8,887
Income taxes	$4,721	$1,429	$3,349
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements reflect the financial position at December 31, 2020 and 2019, and the results of operations and cash flows for the years ended December 31, 2020, 2019, and 2018.
The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
On January 1, 2019, we adopted Accounting Standard Update (“ASU”) 2016-02, Leases, as a new Topic, ASC 842, which superseded ASC Topic 840, Leases, and sets forth the principles for the recognition, measurement, presentation, and disclosure of leases for lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized using an effective interest rate method or on a straight-line basis over the term of the lease. In July 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided an optional transition method that allowed entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the adoption date. We adopted ASC 842 effective January 1, 2019 on a modified retrospective basis for existing leases using the transition method allowed by ASU 2018-11, which had no impact on our consolidated financial statements in the prior periods presented. Upon adoption, we recorded $56.5 million of operating lease right-of-use assets on our consolidated balance sheet, with an off-setting $56.5 million net increase in total liabilities on our consolidated balance sheet. The adoption of ASU 2016-02 had no impact on our consolidated statement of operations. Refer to our leases policy below for additional information.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Capitalized Sales Commissions
Sales commissions earned by our sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions with an expected amortization period greater than one year are deferred and amortized on a straight-line basis over the period of the associated contract. We elected to apply the practical expedient to expense sales commissions as incurred when the expected amortization period is one year or less. Amortization expense is recorded to direct costs. During the years ended December 31, 2020, 2019, and 2018, we amortized $0.4 million, $0.3 million, and $0.2 million, respectively, of capitalized sales commissions. Unamortized sales commissions were $0.7 million and $0.8 million as of December 31, 2020 and 2019, respectively.
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
Direct Costs and Reimbursable Expenses
Direct costs and reimbursable expenses consist primarily of revenue-generating employee compensation and their related benefits and share-based compensation costs; as well as technology costs, commissions, the cost of outside consultants or subcontractors assigned to revenue-generating activities, other third-party costs directly attributable to our revenue-generating activities, and direct expenses to be reimbursed by clients. Direct costs and reimbursable expenses incurred on engagements are expensed in the period incurred.
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
Long-term Investments
Our long-term investments consist of our convertible debt investment in Shorelight Holdings, LLC (“Shorelight”) and preferred stock investment in Medically Home Group, Inc. (“Medically Home”).
We classified the convertible debt investment in Shorelight as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. The investment is carried at fair value with unrealized holding gains and losses reported in other comprehensive income. If the investment is in an unrealized loss position due to significant credit deterioration of the investee, we recognize an allowance to decrease the carrying value of the investment to the fair value, which may be reversed in the event that the credit of an issuer improves. In the event there are realized gains and losses or credit allowances recognized, we will record the amount in earnings. We have not recognized any credit allowance on our convertible debt investment or realized gains or losses as of December 31, 2020. See Note 13 “Fair Value of Financial Instruments” for additional information on our convertible debt investment.
We classified the preferred stock investment in Medically Home as an equity security without a readily determinable value at the time of purchase and reevaluate such classification as of each balance sheet date. We elected to apply the measurement alternative at the time of

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in Medically Home. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. Following our purchase, we have not identified any impairment of our investment. See Note 13 “Fair Value of Financial Instruments” for additional information on our preferred stock investment and the unrealized gain recognized in 2020.
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
Leases
We determine if an arrangement contains a lease and the classification of such lease at inception. As of December 31, 2020 and 2019, all of our material leases are classified as operating leases; we have not entered into any material finance leases. For all operating leases with an initial term greater than 12 months, we recognize an operating lease right-of-use (“ROU”) asset and operating lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Operating lease expense is recognized on a straight-line basis over the lease term and recorded within selling, general and administrative expenses on our consolidated statement of operations. In accordance with our accounting policy for impairment of long-lived assets, operating lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. We evaluate the recoverability of the asset group based on forecasted undiscounted cash flows. See Note 5 “Leases” for additional information on our leases, including the lease impairment charges recorded in 2020 and 2019.
Software Development Costs
We incur internal and external software development costs related to our cloud computing applications and software for internal use. We capitalize these software development costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once the project is substantially complete and ready for its intended use, these costs are amortized on a straight-line basis over the technology's estimated useful life. Acquired technology assets are initially recorded at fair value and amortized on a straight-line basis over the estimated useful life.
Development costs related to software products that will be sold, leased, or otherwise marketed are expensed until technological feasibility has been established. Thereafter, and until the software is available for general release to customers, these software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. These capitalized development costs are amortized in proportion to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We did not capitalize any development costs for this type of software during 2020 or 2019.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
We classify capitalized software development costs, which primarily relate to cloud computing applications and software for internal use, as other non-current assets on our consolidated balance sheet. As of December 31, 2020, gross capitalized software development costs and related accumulated amortization was $28.5 million and $10.6 million, respectively. As of December 31, 2019, gross capitalized software development costs and related accumulated amortization was $21.5 million and $5.9 million, respectively. During the years ended December 31, 2020, 2019, and 2018, we amortized $4.7 million, $3.0 million, and $1.4 million, respectively, of capitalized software development costs.
Implementation Costs Incurred in a Cloud Computing Arrangement
We incur costs to implement cloud computing arrangements that are service contracts. We capitalize certain costs associated with the implementation of the cloud computing arrangements, including employee payroll and related benefits and third party consulting costs, incurred during the application development stage of a project. These costs are amortized on a straight-line basis over the term of the hosting service contracts, including renewal periods we are reasonably certain to exercise. As of December 31, 2020, capitalized implementation costs incurred in a cloud computing arrangement were $5.4 million and related to the ongoing implementation of a new enterprise resource planning (“ERP”) system during 2020. These costs are included as a component of prepaid expenses and other current assets and other non-current assets, and are expected to begin amortizing on January 1, 2021 when the ERP system is placed in service. In 2019, we capitalized an immaterial amount of costs to implement cloud computing arrangements that are service contracts.
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
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, right-of-use assets, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. We evaluate the recoverability of long-lived assets based on forecasted undiscounted cash flows. See Note 5 “Leases” and Note 11 “Restructuring Charges” for information on our operating lease right-of-use asset and fixed asset impairment charges recorded in 2020 and 2019. No material impairment charges for other long-lived assets were recorded in 2020, 2019, or 2018.
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
In 2020, we performed two goodwill impairment tests: an interim impairment test on our Strategy and Innovation and Life Sciences reporting units in the first quarter of 2020 and the annual impairment test on all reporting units with a goodwill balance in the fourth quarter of 2020. As a result of the interim impairment test performed in the first quarter of 2020, we recorded total non-cash pretax goodwill impairment charges of $59.8 million. We did not identify any additional impairments during our annual impairment test performed in the fourth quarter of 2020. No goodwill impairment charges were recorded in 2019 or 2018. See Note 4 “Goodwill and Intangible Assets” for additional information on our interim and annual goodwill impairment tests, and the non-cash goodwill impairment charges recorded in 2020.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Goodwill is recognized for the excess of purchase price over the net fair value of tangible and intangible assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. Refer to Note 3 “Acquisitions” for additional information on our business acquisitions and refer to Note 13 “Fair Value of Financial Instruments” for additional information regarding our contingent acquisition liability balances.
Income Taxes
Current tax liabilities and assets are recognized for the estimated taxes payable or refundable, respectively, on the tax returns for the current year. We have elected to recognize the tax expense related to Global Intangible Low-Taxed Income ("GILTI") as a current period expense when incurred. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred tax assets. Refer to Note 17 "Income Taxes" for further information regarding incomes taxes.
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
Sponsorship and Advertising Costs
Sponsorship and advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2020, 2019, and 2018 totaled $4.1 million, $8.4 million, and $7.9 million, respectively, and are a component of selling, general and administrative expenses on our consolidated statement of operations.
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
Foreign Currency
Assets and liabilities of foreign subsidiaries whose functional currency is not the United States Dollar (USD) are translated into USD using the exchange rates in effect at period end. Revenue and expense items are translated using the average exchange rates for the period. Foreign currency translation adjustments are included in accumulated other comprehensive income, which is a component of stockholders’ equity.
Foreign currency transaction gains and losses are included in other income, net on the consolidated statement of operations. We recognized less than $0.1 million of foreign currency transaction gains in 2020, $0.2 million of foreign currency transaction losses in 2019, and $0.5 million of foreign currency transaction losses in 2018.

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
New Accounting Pronouncements
Recently Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which provides a new current expected credit loss model to account for credit losses on certain financial assets, including trade receivables. That model requires an entity to estimate lifetime credit losses based on relevant historical information, adjusted for current conditions and reasonable and supportable forecasts that could affect the collectability of the reported amount. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities, which includes requiring the recognition of an allowance rather than a direct write-down of the investment, which may be reversed in the event that the credit of an issuer improves. We adopted ASU 2016-13 effective January 1, 2020, which did not have a material impact on our consolidated financial statements.
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
3. Acquisitions
During 2019 and 2018, we completed no acquisitions that were significant to our consolidated financial statements individually or in the aggregate. Below is a summary of the acquisitions completed in 2020.
2020
B3i Analytics, LLC
On August 1, 2020, we completed the acquisition of B3i Analytics, LLC (“B3i Analytics”), a software firm that provides a software as a solution (“SaaS”) application to leverage internal and external data to help higher education institutions forecast research revenue. The results of operations of B3i Analytics are included in our consolidated financial statements and results of operations of our Education segment from the date of acquisition.
ForceIQ, Inc.
On November 1, 2020, we completed the acquisition of ForceIQ, Inc. (“ForceIQ”), a Salesforce Industries partner focused on helping clients drive digital transformation and innovation at scale powered by the cloud. The acquisition expands our cloud-based technology offerings within the Business Advisory segment. The results of operations of ForceIQ are included in our consolidated financial statements and results of operations of our Business Advisory segment from the date of acquisition.
The acquisitions of B3i Analytics and ForceIQ are not significant to our consolidated financial statements individually or in the aggregate as of and for the year ended December 31, 2020.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2020 and 2019.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2018:
Goodwill	$636,810	$301,700	$102,829	$1,041,339
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2018	$428,729	$113,705	$102,829	$645,263
Goodwill recorded in connection with a business combination (1)	—	—	1,060	1,060
Foreign currency translation	—	357	—	357
Balance as of December 31, 2019:
Goodwill	636,810	302,057	103,889	1,042,756
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2019	$428,729	$114,062	$103,889	$646,680
Goodwill recorded in connection with business combinations (2)	—	7,507	495	8,002
Goodwill impairment charges	—	(59,816)	—	(59,816)
Foreign currency translation	—	(629)	—	(629)
Balance as of December 31, 2020:
Goodwill	636,810	308,935	104,384	1,050,129
Accumulated impairment losses	(208,081)	(247,811)	—	(455,892)
Goodwill, net as of December 31, 2020:	$428,729	$61,124	$104,384	$594,237
(1)    On September 30, 2019, we completed the acquisition of a business in our Education segment. The results of operations of the acquired business is included in our consolidated financial statements and results of operations of our Education segment from the date of acquisition. This acquisition is not significant to our consolidated financial statements.
(2)    Refer to Note 3 “Acquisitions” for additional information on business combinations completed in 2020.
First Quarter 2020 Goodwill Impairment Charges
The worldwide spread of the COVID-19 pandemic in the first quarter of 2020 has created significant volatility, uncertainty and disruption to the global economy. From the onset of the COVID-19 pandemic, we closely monitored the impact it could have on all aspects of our business, including how we expect it to negatively impact our clients, employees and business partners. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expected it to have an unfavorable impact on sales, increase uncertainty in the backlog and negatively impact full year 2020 results. The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities, which may be considered by our clients to be more discretionary in nature, and the duration of the projects within these practices are typically short-term. Therefore, at the onset of the COVID-19 pandemic in the U.S. and due to the uncertainty caused by the pandemic, we were cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, during the first quarter of 2020 we believed it was more likely than not that the fair value of these two reporting units no longer exceeded their carrying values and performed an interim impairment test on both reporting units as of March 31, 2020.
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
Our goodwill impairment test was performed by comparing the fair value of each of the Strategy and Innovation and Life Sciences reporting units with its respective carrying value and recognizing an impairment charge for the amount by which the carrying value exceeded the fair

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
value. To estimate the fair value of each reporting unit, we relied on a combination of the income approach and the market approach with a fifty-fifty weighting.
In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by each reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with each reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted EBITDA margins, and discount rates that reflect the risk inherent in the future cash flows. In estimating future cash flows, we relied on internally generated seven-year forecasts. Our forecasts are based on historical experience, current backlog, expected market demand, and other industry information.
In the market approach, we utilized the guideline company method, which involved calculating revenue multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were evaluated and adjusted based on specific characteristics of the Strategy and Innovation and Life Sciences reporting units relative to the selected guideline companies and applied to the reporting units' operating data to arrive at an indication of value.
Concurrently with the goodwill impairment tests performed over the Strategy and Innovation and Life Sciences reporting units, we evaluated whether any indicators existed that would lead us to believe that the fair values of our Healthcare, Education, and Business Advisory reporting units would not exceed their carrying values. Based on our internal projections, consideration of the impact of the COVID-19 pandemic on these reporting units, and review of the amounts by which the fair values of these reporting units exceeded their carrying values in the most recent quantitative goodwill impairment analysis performed, we did not identify any indicators that would lead us to believe that it was more likely than not that the fair values of these reporting units would not exceed their carrying values as of March 31, 2020.
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
2020 Annual Goodwill Impairment Test
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2020 on our five reporting units with goodwill balances: Healthcare, Education, Business Advisory, Strategy and Innovation, and Enterprise Solutions and Analytics. We elected to bypass the qualitative assessment and proceeded directly to the quantitative goodwill impairment test.
For each reporting unit, we reviewed goodwill for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. In estimating the fair value of the reporting unit, we relied on a combination of the income approach and the market approach utilizing the guideline company method, with a fifty-fifty weighting. Based on the results of the goodwill impairment test, we determined the fair value of the Healthcare, Education, Business Advisory, Strategy and Innovation, and Enterprise Solutions and Analytics reporting units exceeded their carrying value by 42%, 132%, 584%, 29%, and 146%, respectively. As such, we concluded that there is no indication of goodwill impairment for these five reporting units.
In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by each reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with each reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted EBITDA margins, and discount rates that reflect the risk inherent in the future cash flows. In estimating future cash flows, we relied on internally generated ten-year forecasts. Our forecasts are based on historical experience, current backlog, expected market demand, and other industry information.
In the market approach, we utilized the guideline company method, which involved calculating revenue and EBITDA multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were evaluated and adjusted based on specific characteristics of each of the reporting units relative to the selected guideline companies and applied to the reporting units' operating data to arrive at an indication of value.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Further, we evaluated whether any events occurred or any circumstances changed since November 30, 2020 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2020, we determined that no indications of impairment arose since our annual goodwill impairment test. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in non-cash goodwill impairment charges.
Intangible Assets
Intangible assets as of December 31, 2020 and 2019 consisted of the following:

		As of December 31,
		2020		2019
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$73,629	$56,232	$87,577	$61,882
Trade names	5 to 6	6,130	4,287	28,930	25,894
Technology and software	5	5,800	5,380	5,694	4,321
Non-competition agreements	5	2,090	1,541	2,220	1,447
Customer contracts	2	800	526	800	52
Total		$88,449	$67,966	$125,221	$93,596
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
Intangible assets amortization expense was $12.7 million, $17.8 million, and $24.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. The table below sets forth the estimated annual amortization expense for each of the five succeeding years for the intangible assets recorded as of December 31, 2020.

Year Ending December 31,	Estimated Amortization Expense
2021	$8,624
2022	$6,401
2023	$3,768
2024	$956
2025	$175
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Leases
We lease office space, data centers and certain equipment under operating leases expiring on various dates through 2029, with various renewal options that can extend the lease terms by one to ten years. Our operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and operating expenses. We exclude these variable payments from the measurements of our lease liabilities and expense them as incurred. We elected the practical expedient to combine lease and nonlease components. No lease agreements contain any residual value guarantees or material restrictive covenants. As of December 31, 2020, we have not entered into any material finance leases. We sublease certain office spaces to third parties resulting from restructuring activities in certain locations.
Operating lease right-of-use (“ROU”) assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. First, we test the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease and nonlease payments under the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, we perform the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, we rely on a discounted cash flow approach using market participant assumptions of the expected cash flows and discount rate.
Fourth Quarter 2020 Lease Impairment Charges
In the fourth quarter of 2020, we announced a restructuring plan to reduce operating costs to address the impact of the COVID-19 pandemic on our business. The restructuring plan provided for a reduction in certain leased office spaces which included a portion of our principal executive office in Chicago, Illinois; the remaining portion of our Lake Oswego, Oregon office; our Boston, Massachusetts and Detroit, Michigan offices; and portions of our Denver, Colorado, New York City, New York, and Pensacola, Florida offices. As a result, we recognized $13.2 million of non-cash lease impairment charges, of which $9.1 million was allocated to the operating lease ROU assets and $4.1 million was allocated to the related fixed assets based on their relative carrying amounts. The $13.2 million of non-cash lease impairment charges was recognized in restructuring charges on our consolidated statement of operations. See Note 11 “Restructuring Charges” for additional information on our restructuring activities.
Fourth Quarter 2019 Lease Impairment Charge
During 2019, we exited a portion of our Lake Oswego, Oregon office, the remaining portion of our Middleton, Wisconsin office, and an office in Houston Texas, which resulted in $0.8 million of non-cash lease impairment charges, of which $0.6 million was allocated to the operating lease ROU assets and $0.2 million was allocated to the leasehold improvements based on their relative carrying amounts. The $0.8 million of non-cash lease impairment charges were recognized in restructuring charges on our consolidated statement of operations. See Note 11 “Restructuring Charges” for additional information on our restructuring activities.
Fourth Quarter 2019 Lease Modification
In the fourth quarter of 2019, we entered into an amendment to the office lease agreement for our principal executive offices in Chicago, Illinois, which resulted in a non-cash gain on lease modification of $0.8 million. Among other items, this amendment i) extended the term of the lease from September 30, 2024 to September 30, 2029; ii) provided a renewal option to extend the lease for an additional five year period to September 30, 2034; iii) terminated the lease with respect to certain leased spaces previously vacated; iv) provided abatement of certain future base rent payments and our pro rata share of operating expenses and taxes; and v) provided a one-time cash payment from the lessor as an incentive.
Additional information on our operating leases as of December 31, 2020 and 2019 follows.

	As of December 31,
Balance Sheet	2020	2019
Operating lease right-of-use assets	$39,360	$54,954

Current maturities of operating lease liabilities	$8,771	$7,469
Operating lease liabilities, net of current portion	61,825	69,233
Total lease liabilities	$70,596	$76,702

	Year Ended December 31,
Lease Cost	2020	2019
Operating lease cost	$11,045	$11,883
Short-term leases (1)	229	322
Variable lease costs	1,693	3,656
Sublease income	(1,973)	(2,638)
Net lease cost (2)(3)(4)	$10,994	$13,223
(1)Includes variable lease costs related to short-term leases.
(2)Net lease cost includes $0.3 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively, recorded as restructuring charges as they relate to vacated office spaces. See Note 11 “Restructuring Charges” for additional information on our vacated office spaces.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(3)Net lease cost includes $0.2 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively, related to vacated office spaces directly related to discontinued operations.
(4)Rent expense, including operating expenses, real estate taxes and insurance, recorded under ASC 840 for the year ended December 31, 2018 was $15.1 million.
The table below summarizes the remaining expected lease payments under our operating leases as of December 31, 2020.

Future Lease Payments	December 31, 2020
2021	$11,572
2022	11,764
2023	11,742
2024	11,182
2025	10,870
Thereafter	24,613
Total operating lease payments	$81,743
Less: imputed interest	(11,147)
Present value of operating lease liabilities	$70,596

	Year Ended December 31,
Other Information	2020	2019
Cash paid for operating lease liabilities	$11,307	$13,902
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,456	$12,842

Weighted average remaining lease term - operating leases	7.0 years	7.7 years
Weighted average discount rate - operating leases	4.3%	4.3%
6. Property and Equipment, Net
Depreciation expense for property and equipment was $12.2 million, $13.0 million, and $13.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019 and 2018, we recognized an additional $0.6 million, $0.5 million, and $0.5 million, respectively, of accelerated depreciation expense for fixed assets related to vacated office spaces. This accelerated depreciation expense is included as a component of restructuring charges. See Note 11 “Restructuring Charges” for additional information on our restructuring charges incurred in 2020, 2019 and 2018. Property and equipment, net at December 31, 2020 and 2019 consisted of the following:

	As of December 31,
	2020	2019
Computers, related equipment, and software	$27,943	$50,251
Leasehold improvements	39,952	44,323
Furniture and fixtures	14,126	16,273
Aircraft	7,667	7,667
Assets under construction	502	250
Property and equipment	90,190	118,764
Accumulated depreciation and amortization	(61,097)	(80,351)
Property and equipment, net	$29,093	$38,413

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	As of December 31,
	2020	2019
Senior secured credit facility	$200,000	$205,000
Promissory note due 2024	3,279	3,853
Total long-term debt	$203,279	$208,853
Current maturities of long-term debt	(499)	(529)
Long-term debt, net of current portion	$202,780	$208,324
Below is a summary of the scheduled remaining principal payments of our debt as of December 31, 2020.

Principal Payments of Long-Term Debt
2021	$499
2022	$559
2023	$575
2024	$201,646
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
Prior to maturity, upon conversion, the Convertible Notes would have been settled, at our election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. Our intent and policy was to settle conversions with a combination of shares of common stock with the principal amount of the Convertible Notes paid in cash, in accordance with the settlement provisions of the indenture.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The following table presents the amount of interest expense recognized related to the Convertible Notes for the periods presented.

	Year Ended December 31,
	2019	2018
Contractual interest coupon	$2,344	$3,125
Amortization of debt discount	6,436	8,232
Amortization of debt issuance costs	947	1,245
Total interest expense	$9,727	$12,602
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
Senior Secured Credit Facility
The Company has a $600 million senior secured revolving credit facility, subject to the terms of a Second Amended and Restated Credit Agreement dated as of March 31, 2015, as amended to date (as amended and modified the “Amended Credit Agreement”), that becomes due and payable in full upon maturity on September 27, 2024. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $150 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $750 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, acquisitions of businesses, share repurchases, and general corporate purposes.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
total debt is on a gross basis and is not netted against our cash balances. At December 31, 2020, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 1.94 to 1.00 and a Consolidated Interest Coverage Ratio of 12.51 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at December 31, 2020 totaled $200.0 million. These borrowings carried a weighted average interest rate of 2.5%, including the effect of the interest rate swaps described in Note 12 “Derivative Instruments and Hedging Activity.” Borrowings outstanding under the Amended Credit Agreement at December 31, 2019 were $205.0 million and carried a weighted average interest rate of 3.0%, including the effect of the interest rate swap outstanding at the time and described in Note 12 “Derivative Instruments and Hedging Activity.” The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2020, we had outstanding letters of credit totaling $1.6 million, which are primarily used as security deposits for our office facilities. As of December 31, 2020, the unused borrowing capacity under the revolving credit facility was $398.4 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we pay interest on the outstanding principal amount at a rate of one month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At December 31, 2020, the outstanding principal amount of the promissory note was $3.3 million, and the aircraft had a carrying amount of $4.4 million. At December 31, 2019, the outstanding principal amount of the promissory note was $3.9 million, and the aircraft had a carrying amount of $5.1 million.
8. Capital Structure
Preferred Stock
We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2020 and 2019, no such preferred stock has been approved or issued.
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
9. Revenues
For the years ended December 31, 2020, 2019 and 2018 we recognized revenues of $844.1 million, $876.8 million, and $795.1 million, respectively. Of the $844.1 million recognized in 2020, we recognized revenues of $12.2 million from obligations satisfied, or partially satisfied, in prior periods, of which $7.5 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $4.7 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments. Of the $876.8 million recognized in 2019, we recognized revenues of $2.8 million from obligations satisfied, or partially satisfied, in prior periods due to the release of allowances on unbilled services as a result of securing contract amendments. During 2019, we recognized a $1.0 million decrease to revenues due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $795.1 million recognized in 2018, we recognized revenues of $10.8 million from obligations satisfied, or partially satisfied, in prior periods, of which $7.2 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.6 million was primarily due to the release of allowances on unbilled services due to securing contract amendments.
As of December 31, 2020, we had $60.2 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $60.2 million of performance obligations, we expect to recognize approximately $39.2 million as revenue in 2021, $10.4 million as revenue in 2022, and the remaining $10.6 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events must occur, such as the completion of the measurement period or client approval in performance-based engagements, are recorded as contract assets and included within unbilled services, net. The contract asset balance as of December 31, 2020 and 2019 was $17.3 million and $12.6 million, respectively. The $4.7 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of December 31, 2020 and December 31, 2019 was $34.7 million and $28.4 million respectively. The $6.3 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the year ended December 31, 2020, $25.1 million of revenues recognized were included in the deferred revenue balance as of December 31, 2019. For the year ended December 31, 2019, $22.8 million of revenues recognized were included in the deferred revenue balance as of December 31, 2018.

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
Earnings (loss) per share under the basic and diluted computations are as follows:

	Year Ended December 31,
	2020	2019	2018
Net income (loss) from continuing operations	$(23,718)	$41,979	$13,944
Income (loss) from discontinued operations, net of tax	(122)	(236)	(298)
Net income (loss)	$(23,840)	$41,743	$13,646

Weighted average common shares outstanding—basic	21,882	21,993	21,706
Weighted average common stock equivalents	—	514	352
Weighted average common shares outstanding—diluted	21,882	22,507	22,058

Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$(1.08)	$1.91	$0.64
Income (loss) from discontinued operations, net of tax	(0.01)	(0.01)	(0.01)
Net income (loss)	$(1.09)	$1.90	$0.63

Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$(1.08)	$1.87	$0.63
Income (loss) from discontinued operations, net of tax	(0.01)	(0.02)	(0.01)
Net income (loss)	$(1.09)	$1.85	$0.62
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of December 31,
	2020	2019	2018
Unvested restricted stock awards	1,016	—	—
Outstanding common stock options	66	—	—
Convertible senior notes	—	—	3,129
Warrants related to the issuance of convertible senior notes	—	3,129	3,129
Total anti-dilutive securities	1,082	3,129	6,258
See Note 7 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
In November 2020, our board of directors authorized a share repurchase program (the “2020 Share Repurchase Program”) permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The 2020 Share Repurchase Program was authorized subsequent to the expiration of our prior share repurchase program (the “2015 Share Repurchase Program”) on October 31, 2020. The 2015 Share Repurchase Program permitted us to repurchase up to $125 million of our common stock through October 31, 2020. The amount and timing of repurchases under both share repurchase programs were determined by management and depend on a variety of factors, including

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Under the 2020 Share Repurchase Program, we repurchased and retired 111,166 shares for $5.0 million in the fourth quarter of 2020, which are reflected as a reduction to our basic weighted average shares outstanding for the year ended December 31, 2020 based on the trade date of the share repurchase. As of December 31, 2020, $45.0 million remains available under the plan for share repurchases.
Under the 2015 Share Repurchase Program, we repurchased and retired 313,998 shares for $20.9 million in the first quarter of 2020, which are reflected as a reduction to our basic weighted average shares outstanding for the year ended December 31, 2020 based on the trade date of the share repurchase. Additionally, in the first quarter of 2020, we settled the repurchase of 18,000 shares for $1.2 million that were accrued as of December 31, 2019. In 2019, we repurchased and retired 210,437 shares for $14.2 million, including the 18,000 shares for $1.2 million which settled in the first quarter of 2020. All of the 210,437 shares repurchased and retired in 2019 were included as a reduction to our basic weighted average shares outstanding for the year ended December 31, 2019 based on the trade date of the share repurchase. No shares were repurchased under the 2015 Share Repurchase Program in 2018.
11. Restructuring Charges
2020
In 2020, we incurred $20.5 million of total pretax restructuring expense. Of the $20.5 million pretax restructuring expense, $18.7 million related to the restructuring plan executed in the fourth quarter of 2020 to reduce operating costs to address the impact of the COVID-19 pandemic on our business. The total pretax restructuring expense of $20.5 million recognized in 2020 consisted of the following charges:
Severance - We incurred $5.3 million of severance-related restructuring expense, of which, $4.8 million related to the fourth quarter 2020 restructuring plan and $0.4 million related to workforce reductions completed prior to the fourth quarter of 2020 to better align resources with market demand. Of the total $5.3 million of severance-related restructuring expense, $2.0 million related to our Education segment, $1.5 million related to our Healthcare segment, $1.0 million related to our Business Advisory segment, and $0.8 million related to our corporate operations.
Office space reductions - We incurred $14.0 million of restructuring expense related to office space reductions, which primarily related to the fourth quarter 2020 restructuring plan. The fourth quarter 2020 restructuring plan provided for a reduction in certain leased office spaces which included a portion of our principal executive office in Chicago, Illinois; the remaining portion of our Lake Oswego, Oregon office; our Boston, Massachusetts and Detroit, Michigan offices; and portions of our Denver, Colorado, New York City, New York, and Pensacola, Florida offices. As a result, we recognized $13.2 million of non-cash lease impairment charges on the related operating lease right-of-use (“ROU”) assets and fixed assets for those we intend to sublease, as well as $0.7 million of accelerated amortization and depreciation on the related operating lease ROU assets and fixed assets we intend to abandon. See Note 5 “Leases” for additional information on the long-lived asset impairment test. We also incurred $0.1 million related to rent and related expenses, net of sublease income, for previously vacated office spaces.
Other - We incurred $1.2 million of other restructuring charges primarily related to an accrual for the termination of a third-party advisor agreement in our Business Advisory segment.
Of the total $20.5 million pretax restructuring charge, $14.8 million related to our corporate operations, $2.2 million related to our Business Advisory segment, $2.0 million related to our Education segment, and $1.5 million related to our Healthcare segment.
2019
In 2019, we incurred $1.9 million of pretax restructuring expense. This expense primarily consisted of the following charges:
Severance - We incurred $0.6 million of severance expense as a result of workforce reductions to better align resources with market demand and workforce reductions in our corporate operations.
Office space reductions - We incurred $1.2 million of restructuring expense related to office space reductions. During 2019, we exited a portion of our Lake Oswego, Oregon office resulting in a $0.7 million lease impairment charge on the related operating lease ROU asset and leasehold improvements and $0.2 million of accelerated depreciation on furniture and fixtures in that office. See Note 5 “Leases” for additional information on the long-lived asset impairment test. Additionally, during 2019, we exited the remaining portion of our Middleton, Wisconsin office and an office in Houston, Texas, resulting in restructuring charges of $0.4 million and $0.1 million, respectively, which primarily consisted of accelerated depreciation on furniture and fixtures in those offices. During the fourth quarter of 2019, we entered into an amendment to the lease of our principal executive office in Chicago, Illinois. Among other items, the amendment terminated the lease with

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
respect to certain leased space which we previously vacated and currently sublease to a third-party. As a result of the amendment, we recognized a restructuring gain of $0.4 million. See Note 5 “Leases” for additional information on the amendment.
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
Office space reductions - We incurred $1.3 million of restructuring expense related to office space reductions. Of the $1.3 million, $0.8 million related to the accrual of remaining lease payments, net of estimated sublease income, accelerated depreciation on leasehold improvements, and moving expenses due to exiting a portion of our Middleton, Wisconsin office; $0.4 million related to updated lease assumptions, commission costs, and moving expenses for our San Francisco office vacated in 2017; and $0.1 million related to updated lease assumptions for our Chicago office consolidation. The restructuring expense related to office space reductions incurred in 2018 were accounted for in accordance with ASC 840, Leases. See Note 2 “Summary of Significant Accounting Policies” for additional information on our adoption of ASC 842 on a modified retrospective basis on January 1, 2019.
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
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the years ended December 31, 2020 and 2019.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2018	$443	$2,468	$—	$2,911
Adoption of ASC 842 (1)	—	(1,119)	—	(1,119)
Balance as of January 1, 2019	443	1,349	—	1,792
Additions (2) (3)	636	9	—	645
Payments	(995)	(383)	—	(1,378)
Adjustments (2) (3)	(16)	(884)	—	(900)
Balance as of December 31, 2019	68	91	—	159
Additions (2)(3)	5,290	—	1,256	6,546
Payments	(2,907)	—	(363)	(3,270)
Adjustments (2)(3)	(4)	(7)	—	(11)
Balance as of December 31, 2020	$2,447	$84	$893	$3,424
(1)Upon adoption of ASC 842 on January 1, 2019, we reclassified the restructuring charge liabilities, which represented the present value of remaining lease payments, net of estimated sublease income, for vacated office spaces from restructuring charge liabilities to operating lease right-of-use assets. See Note 2 “Summary of Significant Accounting Polices” for additional information on the impact of adoption.
(2)Additions and adjustments for the years ended December 31, 2020 and 2019 include restructuring charges of $0.2 million and $0.1 million, respectively, related to office space reductions directly related to discontinued operations.
(3)Additions and adjustments exclude non-cash items related to vacated office spaces, such as lease impairment charges and accelerated depreciation on abandoned operating lease ROU assets and fixed assets, which are recorded as restructuring charges on our consolidated statements of operations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
All of the $2.4 million restructuring charge liability related to employee costs at December 31, 2020 relates to the fourth quarter 2020 restructuring plan. This liability is included as a component of accrued payroll and related benefits and is expected to be paid in the first quarter of 2021. The $0.1 million restructuring charge liability related to office space reductions at December 31, 2020 is included as a component of deferred compensation and other liabilities. The $0.9 million other restructuring charge liability at December 31, 2020 is primarily related to the termination of a third-party advisory agreement and is expected to be paid over the next 25 months. This liability is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities.
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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated these derivative instruments as cash flow hedges. Therefore, changes in the fair value of the derivative instruments are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense upon settlement. As of December 31, 2020, it was anticipated that $1.8 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The table below sets forth additional information relating to our interest rate swaps designated as cash flow hedging instruments as of December 31, 2020 and 2019.

	Fair Value (Derivative Asset and Liability) As of December 31,
Balance Sheet Location	2020	2019
Accrued expenses	$2,100	$159
Deferred compensation and other liabilities	$3,297	$387
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

The tables below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019.

	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets:
Convertible debt investment	$—	$—	$64,364	$64,364
Deferred compensation assets	—	34,056	—	34,056
Total assets	$—	$34,056	$64,364	$98,420
Liabilities:
Interest rate swap	$—	$5,397	$—	$5,397
Contingent consideration for business acquisition	—	—	1,770	1,770
Total liabilities	$—	$5,397	$1,770	$7,167

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Convertible debt investment	$—	$—	$49,542	$49,542
Deferred compensation assets	—	27,445	—	27,445
Total assets	$—	$27,445	$49,542	$76,987
Liabilities:
Interest rate swaps	$—	$546	$—	546
Total liabilities	$—	$546	$—	$546
Interest rate swaps: The fair values of our interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved.
Convertible debt investment: In 2014 and 2015, we invested $27.9 million, in the form of zero coupon convertible debt (the “initial convertible notes”), in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight, a U.S.-based company that partners with leading nonprofit universities to increase access to and retention of international students, boost institutional growth, and enhance an institution’s global footprint. In the first quarter of 2020, we invested an additional $13.0 million, in the form of 1.69% convertible debt with a senior liquidation preference to the initial convertible notes (the “additional convertible note”); and amended our initial convertible notes to include a coupon rate of 1.69% and extend the maturity date to January 17, 2024, which coincides with the maturity date of the additional convertible note.

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
The table below sets forth the changes in the balance of the convertible debt investment for the years ended December 31, 2020 and 2019.

Convertible Debt Investment
Balance as of December 31, 2018	$50,429
Change in fair value of convertible debt investment	(887)
Balance as of December 31, 2019	49,542
Purchases	13,000
Change in fair value of convertible debt investment	1,822
Balance as of December 31, 2020	$64,364
Deferred compensation assets: We have a non-qualified deferred compensation plan (the “Plan”) for the members of our board of directors and a select group of our employees. The deferred compensation liability is funded by the Plan assets, which consist of life insurance policies maintained within a trust. The cash surrender value of the life insurance policies approximates fair value and is based on third-party broker statements which provide the fair value of the life insurance policies' underlying investments, which are Level 2 inputs. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The Plan assets are included in other non-current assets on our consolidated balance sheets. Realized and unrealized gains (losses) from the deferred compensation assets are recorded to other income (expense), net in our consolidated statements of operations.
Contingent consideration for business acquisition: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which typically reflects a risk-free rate, and was 2.41% as of December 31, 2020. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the years ended December 31, 2020 and 2019.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2018	$11,441
Payments	(10,041)
Remeasurement of contingent consideration for business acquisitions	(1,506)
Unrealized loss due to foreign currency translation	106
Balance as of December 31, 2019	—
Acquisition	1,770
Balance as of December 31, 2020	$1,770
Financial assets and liabilities not recorded at fair value on a recurring basis are as follows:
Preferred Stock Investment
In the fourth quarter of 2019, we invested $5.0 million, in the form of preferred stock, in Medically Home Group, Inc. (“Medically Home”), a healthcare technology-enabled services company. To determine the appropriate accounting treatment for our investment, we performed a VIE analysis and concluded that Medically Home does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the preferred stock is not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment for our investment in Medically Home to be that of an equity security with no readily determinable fair value. We elected to apply the measurement alternative at the time of the purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment in Medically Home. On a quarterly basis, we review the information available to determine whether an orderly and observable transaction for the same or similar equity instrument occurred, and remeasure the fair value of the preferred stock using such identified transactions, with changes in the fair value recorded to other income (expense), net in our consolidated statement of operations.
In October 2020, we recognized an unrealized gain of $1.7 million to increase the carrying amount of our preferred stock investment to $6.7 million, based on an observable price change of preferred stock with similar rights and preferences to our preferred stock investment issued by Medically Home, a Level 2 input. The unrealized gain of $1.7 million is recorded to other income (expense), net on our consolidated statement of operations. We have not identified any impairments or additional observable price changes in 2020.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
14. Other Comprehensive Income (Loss)
The table below sets forth the components of accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2020, 2019, and 2018.

	Foreign Currency Translation	Available-for- Sale Investments	Cash Flow Hedges (1)	Total
Balance as of December 31, 2017	$1,149	$8,812	$409	$10,370
Foreign currency translation adjustment, net of tax of $0	(1,814)	—	—	(1,814)
Unrealized gain on investments:
Change in fair value, net of tax of $(2,753)	—	7,772	—	7,772
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $(63)	—	—	197	197
Reclassification adjustment into earnings, net of tax of $(10)	—	—	(30)	(30)
Balance as of December 31, 2018	(665)	16,584	576	16,495
Foreign currency translation adjustment, net of tax of $0	99	—	—	99
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $185	—	(702)	—	(702)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $295	—	—	(819)	(819)
Reclassification adjustment into earnings, net of tax of $48	—	—	(137)	(137)
Balance as of December 31, 2019	(566)	15,882	(380)	14,936
Foreign currency translation adjustment, net of tax of $0	348	—	—	348
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $(499)	—	1,323	—	1,323
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $1,693	—	—	(4,652)	(4,652)
Reclassification adjustment into earnings, net of tax of $(388)	—	—	1,106	1,106
Balance as of December 31, 2020	$(218)	$17,205	$(3,926)	$13,061
(1)    The before tax amounts reclassified from accumulated other comprehensive income (loss) related to our cash flow hedges are recorded to interest expense, net of interest income.
15. Employee Benefit and Deferred Compensation Plans
We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pretax, post-tax, and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match an amount equal to the employees’ contributions up to 6% of the employees’ eligible earnings. Our matching contributions for the years ended December 31, 2020, 2019, and 2018 were $25.1 million, $22.8 million, and $20.8 million, respectively.
We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement, or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2020 and 2019 was $34.3 million and $27.5 million, respectively. This deferred compensation liability is funded by the Plan assets.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
16. Equity Incentive Plans
In 2012, Huron adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”) which replaced, on a prospective basis, our 2004 Omnibus Stock Plan (the "2004 Plan") such that future grants will be granted under the 2012 Plan and any outstanding awards granted under the 2004 Plan that are cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant will not become available for grant under the 2012 Plan. The 2012 Plan permits the grant of stock options, stock appreciation rights, restricted stock, performance shares and other share-based or cash-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. Subsequent to the initial approval of the 2012 Plan and through December 31, 2020, our shareholders approved amendments to the 2012 Plan to increase the number of shares authorized for issuance to 3.9 million, in the aggregate. As of December 31, 2020, 0.9 million shares remain available for issuance under the 2012 Plan.
On May 1, 2015, we adopted the Stock Ownership Participation Program (the “SOPP”), which is available to Huron employees below the managing director level who do not receive equity-based awards as part of their normal compensation plan. Under the SOPP, eligible employees may elect to use after-tax payroll deductions, or cash contributions, to purchase shares of the Company’s common stock on certain designated purchase dates. Employees who purchase stock under the SOPP are granted restricted stock equal to 25% of their purchased shares. Vesting of the restricted stock is subject to both a time-based vesting schedule and a requirement that the purchased shares be held for a specified period. Subsequent to the initial approval of the SOPP and through December 31, 2020, our shareholders approved amendments to the SOPP to increase the total number of shares authorized for issuance to 0.7 million, in the aggregate. Prior to the adoption of the SOPP, the matching share grants and the employee purchased shares under the stock ownership participation program were governed by the 2012 Plan. As of December 31, 2020, 0.3 million shares remain available for issuance under the SOPP.
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
Total share-based compensation cost recognized for the years ended December 31, 2020, 2019, and 2018 was $23.9 million, $24.2 million, and $18.8 million, respectively, with related income tax benefits of $5.4 million, $5.3 million, and $4.6 million, respectively. As of December 31, 2020, there was $30.4 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.3 years.
Restricted Stock Awards
The grant date fair values of our restricted stock awards are measured based on the fair value of our common stock at grant date and amortized into expense over the service period. Subject to acceleration under certain conditions, the majority of our restricted stock vests annually over four years.
The table below summarizes the restricted stock activity for the year ended December 31, 2020.

	Number of Shares			Weighted Average Grant Date Fair Value (in dollars)
	2012 Omnibus Incentive Plan	Stock Ownership Participation Program	Total
Nonvested restricted stock at December 31, 2019	774	12	786	$44.27
Granted	460	19	479	$58.13
Vested	(319)	(10)	(329)	$45.16
Forfeited	(34)	(3)	(37)	$51.95
Nonvested restricted stock at December 31, 2020	881	18	899	$51.12

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The aggregate fair value of restricted stock that vested during the years ended December 31, 2020, 2019, and 2018 was $18.6 million, $14.5 million, and $9.1 million, respectively. The weighted average grant date fair value per share of restricted stock granted during 2019 and 2018 was $48.57 and $38.45, respectively.
Performance-based Share Awards
During 2020, 2019, and 2018, the Company granted performance-based stock awards to our named executive officers and certain managing directors. The total number of shares earned by recipients of these awards is contingent upon meeting practice specific and company-wide performance goals. Following the performance period, certain awards are subject to the completion of a service period, which is generally an additional two years. These earned awards vest on a graded vesting schedule over the service period. For certain performance awards, the recipients may earn additional shares of stock for performance achieved above the stated target. The grant date fair values of our performance-based share awards are measured based on the fair value of our common stock at grant date. Compensation cost is amortized into expense over the service period, including the performance period.
The table below summarizes the performance-based stock activity for the year ended December 31, 2020. All nonvested performance-based stock outstanding at December 31, 2020 and 2019 was granted under the 2012 Omnibus Incentive Plan.

	Number of Shares	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2019	500	$42.72
Granted (1)	236	$58.84
Vested	(100)	$42.05
Forfeited (2)	(117)	$46.12
Nonvested performance-based stock at December 31, 2020 (3)	519	$49.42
(1)Shares granted in 2020 are presented at the stated target, which represents the base number of shares that could be earned. Actual shares earned may be below or, for certain grants, above the target based on the achievement of specific financial goals.
(2)Forfeited shares include shares forfeited as a result of not meeting the performance criteria of the award as well as shares forfeited upon termination.
(3)Of the 519,000 nonvested performance-based shares outstanding as of December 31, 2020, 398,506 shares were unearned and subject to achievement of specific financial goals. Once earned, the awards will be subject to time-based vesting according to the terms of the award. Based on 2020 financial results, approximately 139,673 of the 398,506 unearned shares will be forfeited in the first quarter of 2021.
The aggregate fair value of performance-based stock that vested during the years ended December 31, 2020, 2019, and 2018 was $5.9 million, $3.4 million, and $1.5 million, respectively. The weighted average grant date fair value per share of performance-based stock granted during 2019 and 2018 was $47.93 and $35.25, respectively.
Stock Options
Prior to 2014, the Company granted stock option awards to certain named executive officers. No stock option awards were granted in 2020, 2019, or 2018. The exercise prices of stock options are equal to the fair value of a share of common stock on the date of grant. Subject to acceleration under certain conditions, our stock options vest annually over four years. All stock options have a 10-year contractual term.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Stock option activity for the year ended December 31, 2020 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	106	$32.57	1.9	$3.8
Granted	—
Exercised	(40)	$24.82		$1.1
Forfeited or expired	—
Outstanding at December 31, 2020 (1)	66	$37.31	1.5	$1.4
Exercisable at December 31, 2020	66	$37.31	1.5	$1.4
(1)Of the 66,000 outstanding options, approximately 34,000 were granted under the 2004 Omnibus Stock Plan, and the remaining 32,000 options were granted under the 2012 Omnibus Incentive Plan.
The aggregate intrinsic value of options exercised during 2019 and 2018 was $1.6 million and $0.8 million, respectively.
17. Income Taxes
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to a five-year net operating loss carryback period, options to defer payroll tax payments for a limited period and technical corrections to tax depreciation methods for qualified improvement property. During 2020, as a result of the CARES Act, we recognized a $1.5 million tax benefit related to the remeasurement of a portion of our income tax receivable for the federal net operating loss incurred in 2018 and the expected federal net operating loss in 2020 that will be carried back to prior year income, both for a refund at the higher, prior year tax rate. Through December 31, 2020, we deferred $12.2 million of payroll tax payments, of which $6.1 million is expected to be paid in the fourth quarter of 2021 and $6.1 million is expected to be paid in the fourth quarter of 2022. The deferred payroll tax payments are included as components of accrued payroll and related benefits and deferred compensation and other liabilities on our consolidated balance sheet.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“2017 Tax Reform”), a tax reform bill which, among other items, reduced the corporate federal income tax rate from 35% to 21% and moved from a worldwide tax system to a territorial system. During 2018, we completed our accounting for all of the enactment-date income tax effects of 2017 Tax Reform. For the year ended December 31, 2018, we recorded tax expense of $2.2 million related to establishing a valuation allowance for foreign tax credits, a tax benefit of $0.6 million related to the U.S. federal return to provision adjustments for the remeasurement of our net deferred taxes based on the new lower rate and tax expense of $0.2 million related to withholding tax on outside basis differences due to our change in assertion for permanent reinvestment. These amounts were recorded as a component of income tax expense from continuing operations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The income tax expense for continuing operations for the years ended December 31, 2020, 2019, and 2018 consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(2,480)	$125	$(1,611)
State	168	2,014	286
Foreign	2,016	(422)	1,885
Total current	(296)	1,717	560
Deferred:
Federal	(7,414)	7,467	9,742
State	(2,025)	1,610	2,008
Foreign	(420)	(282)	(1,033)
Total deferred	(9,859)	8,795	10,717
Income tax expense for continuing operations	$(10,155)	$10,512	$11,277
The components of income from continuing operations before taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
U.S.	$(35,054)	$53,898	$17,025
Foreign	1,181	(1,407)	8,196
Total	$(33,873)	$52,491	$25,221

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows:

	Year Ended December 31,
	2020	2019	2018
Percent of pretax income from continuing operations:
At U.S. statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.4	6.1	7.2
CARES Act net operating loss carryback	4.4	—	—
Stock-based compensation	4.3	(1.1)	4.9
Tax credits	3.0	(3.1)	(1.4)
Realized investment gains/losses	2.6	(1.8)	1.3
Deferred tax adjustments	1.7	0.6	(1.7)
Foreign source income	0.5	(0.5)	(1.7)
Valuation allowance	(3.1)	(2.9)	6.9
Disallowed executive compensation	(2.8)	2.0	2.5
Goodwill impairment charges	(2.6)	—	—
Unrecognized tax benefits	(2.0)	(0.4)	0.4
Meals and entertainment	(0.6)	1.6	2.0
Net tax benefit related to “check-the-box” election	—	(1.4)	—
Change in fair value of contingent consideration liabilities	—	—	2.4
Global intangible low-taxed income	—	—	2.1
Transition tax on accumulated foreign earnings, net of credits	—	—	0.8
US federal rate change	—	—	(2.3)
Other	(0.8)	(0.1)	0.3
Effective income tax rate for continuing operations	30.0%	20.0%	44.7%

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The net deferred tax asset (liability) for continuing operations at December 31, 2020 and 2019 consisted of the following:

	As of December 31,
	2020	2019
Deferred tax assets:
Operating lease liabilities	$19,617	$20,541
Deferred compensation liability	9,002	7,084
Share-based compensation	7,579	6,970
Accrued payroll and payroll related liabilities	3,745	5,205
Deferred payroll tax payments	3,235	—
Tax credits	1,773	465
Net operating loss carryforwards	944	280
Other	3,278	1,451
Total deferred tax assets	49,173	41,996
Valuation allowance	(2,112)	(1,016)
Net deferred tax assets	47,061	40,980
Deferred tax liabilities:
Intangibles and goodwill	(12,956)	(16,421)
Operating lease right-of-use assets	(11,079)	(14,675)
Convertible debt investment	(6,219)	(5,608)
Software development costs	(6,054)	(4,496)
Property and equipment	(3,007)	(4,039)
Prepaid expenses	(2,708)	(2,183)
Other	(1,275)	(483)
Total deferred tax liabilities	(43,298)	(47,905)
Net deferred tax asset (liability) for continuing operations	$3,763	$(6,925)
As of December 31, 2020 and 2019, we had valuation allowances of $2.1 million and $1.0 million, respectively, primarily due to uncertainties relating to the ability to realize deferred tax assets recorded for foreign losses and tax credits. The increase in valuation allowances in 2020 primarily related to an increase in the valuation allowance for foreign losses and tax credits.
The Company has foreign net operating losses of $3.8 million which begin to expire in 2027 and state net operating loss carryforwards of $5.1 million which will begin to expire in 2023, if not utilized. We have federal and state tax credit carryforwards of $1.8 million which will begin to expire in 2021, if not utilized.
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
A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at December 1, 2017	$813
Additions based on tax positions related to prior years	115
Decrease due to lapse of statute of limitations	(28)
Balance at December 31, 2018	900
Decrease due to settlements of prior year tax positions	(115)
Decrease due to lapse of statute of limitations	(735)
Balance at December 31, 2019	50
Additions based on tax positions related to prior years	694
Balance at December 31, 2020	$744

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
As of December 31, 2020, we had $0.7 million of unrecognized tax benefits which would affect the effective tax rate of continuing operations if recognized.
As of both December 31, 2020 and 2019, we had less than $0.1 million accrued for the potential payment of interest and penalties. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of operations.
We file income tax returns with federal, state, local and foreign jurisdictions. Tax years 2017 through 2019 are subject to future examinations by federal tax authorities. Tax years 2014 through 2019 are subject to future examinations by state and local tax authorities. Our foreign income tax filings are subject to future examinations by the local foreign tax authorities for tax years 2015 through 2019. Currently, we are not under audit by any tax authority.
18. Commitments, Contingencies and Guarantees
Lease Commitments
We lease office space, data centers and certain equipment under non-cancelable operating lease arrangements expiring on various dates through 2029, with various renewal options. Office facilities under operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and operating expenses. See Note 5 “Leases” for additional information on our leases, including the remaining expected lease payments under our operating leases as of December 31, 2020.
Litigation
During the year ended December 31, 2020, we recognized a $0.2 million litigation settlement gain for the resolution of a claim that was settled in the first quarter of 2020. During the year ended December 31, 2019, we recorded a $0.4 million litigation loss accrual related to the legal claim that was subsequently settled during the first quarter of 2020. During the year ended December 31, 2018, we reached a settlement agreement related to Huron's claim in a class action lawsuit, resulting in a gain of $2.5 million. These items are recorded in litigation and other gains, net on our consolidated statement of operations.
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
Guarantees
Guarantees in the form of letters of credit totaling $1.6 million and $1.7 million were outstanding at December 31, 2020 and 2019, respectively, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of December 31, 2020, the estimated fair value of our outstanding contingent consideration liability was $1.8 million. As of December 31, 2019, the total estimated fair value of our contingent consideration liabilities was zero.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
•Healthcare
Our Healthcare segment serves national and regional hospitals, integrated health systems, academic medical centers, community hospitals, and medical groups. Our Healthcare professionals have a depth of expertise in business operations, including financial and operational improvement, care transformation, and revenue cycle managed services; organizational transformation; and digital, technology and analytic solutions. Most healthcare organizations are focused on changing the way care is delivered; establishing a sustainable business model centered around optimal cost structures, reimbursement models and financial strategies; and evolving their digital, technology and analytic capabilities. Our solutions help clients adapt to this rapidly changing healthcare environment to become a more agile, efficient and consumer-centric organization. We use our deep industry expertise to help clients solve a diverse set of business issues, including, but not limited to, optimizing financial and operational performance, improving care delivery and clinical outcomes, increasing physician, patient and employee satisfaction, evolving organizational culture, and maximizing return on technology investments.
•Business Advisory
Our Business Advisory segment works with C-suite executives, boards, and business unit and functional leadership across a diverse set of organizations, including healthy, well-capitalized companies to organizations in transition, and across a broad range of industries, including life sciences, financial services, healthcare, education, energy and utilities, industrials and manufacturing, and the public sector. Our Business Advisory professionals have deep industry, functional and technical expertise that they put forward when delivering our digital, technology and analytics, strategy and innovation and corporate finance and restructuring services. In today’s disruptive environment, organizations must reimagine their historical strategies and financial and operating models to sustain and advance their competitive advantage. Organizations also recognize the need to adopt technologies, automation and analytics to improve their operations and compete in a rapidly changing environment. Our experts help organizations across industries with a variety of business challenges, including, but not limited to, embedding technology and analytics throughout their internal and customer-facing operations, developing insights into the needs of tomorrow’s customers in order to evolve their enterprise and business unit strategies, bringing new products to market, and managing through stressed and distressed situations to create a viable path forward for stakeholders.
•Education
Our Education segment serves public and private colleges and universities, academic medical centers, research institutes and other not-for-profit organizations. Our Education professionals have a depth of expertise in strategy and innovation; business operations, including the research enterprise and student lifecycle; digital, technology and analytic solutions; and organizational transformation. Our Education segment clients are increasingly faced with financial and/or demographic challenges as well as increased competition. To remain competitive, organizations must challenge traditional operating and financial models and reimagine strategic, operational and research-centered opportunities that advance their mission while strengthening their business models. We collaborate with clients to address these challenges and ensure they have a sustainable future. We combine our deep industry, functional and technical expertise to help clients solve their most pressing challenges, including, but not limited to, transforming business operations with technology; strengthening research strategies and support services; evolving their organizational strategy; optimizing financial and operational performance; and enhancing the student lifecycle.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The tables below set forth information about our operating segments for the years ended December 31, 2020, 2019, and 2018, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because the financial results of our international operations are not significant to our consolidated financial statements.

	Year Ended December 31,
	2020	2019	2018
Healthcare:
Revenues	$353,437	$399,221	$364,763
Operating income	$94,925	$125,724	$108,060
Segment operating income as a percentage of segment revenues	26.9%	31.5%	29.6%
Business Advisory:
Revenues	$267,361	$252,508	$236,185
Operating income	$48,046	$49,695	$50,625
Segment operating income as a percentage of segment revenues	18.0%	19.7%	21.4%
Education:
Revenues	$223,329	$225,028	$194,177
Operating income	$47,503	$55,741	$48,243
Segment operating income as a percentage of segment revenues	21.3%	24.8%	24.8%
Total Company:
Revenues	$844,127	$876,757	$795,125
Reimbursable expenses	26,887	88,717	82,874
Total revenues and reimbursable expenses	$871,014	$965,474	$877,999

Segment operating income	$190,474	$231,160	$206,928
Items not allocated at the segment level:
Other operating expenses	135,255	140,285	122,276
Litigation and other gains, net	(150)	(1,196)	(2,019)
Depreciation and amortization	24,405	28,365	34,575
Goodwill impairment charges (1)	59,816	—	—
Other expense, net	5,021	11,215	26,875
Income (loss) from continuing operations before taxes	$(33,873)	$52,491	$25,221
(1)The goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

	As of December 31,
Segment Assets:	2020	2019	2018
Healthcare	$40,217	$73,019	$65,133
Business Advisory	38,402	59,315	59,017
Education	34,534	38,881	26,990
Unallocated assets (1)	944,323	933,056	898,392
Total assets	$1,057,476	$1,104,271	$1,049,532
(1)Unallocated assets include goodwill and intangible assets and our long-term investments, as management does not evaluate these items at the segment level when assessing segment performance or allocating resources. Refer to Note 4 “Goodwill and Intangible Assets” and Note 13 “Fair Value of Financial Instruments” for further information on these assets.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the year ended December 31, 2020, 2019 and 2018.

	Year Ended December 31, 2020
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$202,513	$101,561	$44,839	$348,913
Time and expense	58,322	152,716	155,510	366,548
Performance-based	69,316	8,059	695	78,070
Software support, maintenance and subscriptions	23,286	5,025	22,285	50,596
Total	$353,437	$267,361	$223,329	$844,127

Employee Type (1)
Revenue generated by full-time billable consultants	$254,595	$253,747	$191,467	$699,809
Revenue generated by full-time equivalents	98,842	13,614	31,862	144,318
Total	$353,437	$267,361	$223,329	$844,127

Timing of Revenue Recognition
Revenue recognized over time	$349,676	$267,361	$223,007	$840,044
Revenue recognized at a point in time	3,761	—	322	4,083
Total	$353,437	$267,361	$223,329	$844,127

	Year Ended December 31, 2019
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$249,479	$100,635	$51,826	$401,940
Time and expense	55,204	139,610	154,893	349,707
Performance-based	71,051	6,856	—	77,907
Software support, maintenance and subscriptions	23,487	5,407	18,309	47,203
Total	$399,221	$252,508	$225,028	$876,757

Employee Type (1)
Revenue generated by full-time billable consultants	$280,915	$243,350	$195,844	$720,109
Revenue generated by full-time equivalents	118,306	9,158	29,184	156,648
Total	$399,221	$252,508	$225,028	$876,757

Timing of Revenue Recognition
Revenue recognized over time	$390,884	$252,508	$223,673	$867,065
Revenue recognized at a point in time	8,337	—	1,355	9,692
Total	$399,221	$252,508	$225,028	$876,757

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
For the years ended December 31, 2020, 2019, and 2018, substantially all of our revenues and long-lived assets were attributed to or located in the United States.
At December 31, 2020 and 2019, no single client accounted for greater than 10% of our combined receivables and unbilled services balances. During the years ended December 31, 2020, 2019, and 2018, no single client generated greater than 10% of our consolidated revenues.
20. Valuation and Qualifying Accounts
The table below sets forth the changes in the carrying amount of our allowances for doubtful accounts and unbilled services and valuation allowance for deferred tax assets for the years ended December 31, 2020, 2019, and 2018. Allowances for doubtful accounts and unbilled services includes allowances for fee adjustments and other discretionary pricing adjustments as well as allowances related to clients' inability to make required payments on accounts receivable.

	Beginning balance	Additions (1)	Deductions	Ending balance
Year ended December 31, 2018:
Allowances for doubtful accounts and unbilled services	$24,499	49,390	51,648	$22,241
Valuation allowance for deferred tax assets	$1,247	2,314	418	$3,143
Year ended December 31, 2019:
Allowances for doubtful accounts and unbilled services	$22,241	69,979	73,552	$18,668
Valuation allowance for deferred tax assets	$3,143	1	2,128	$1,016
Year ended December 31, 2020:
Allowances for doubtful accounts and unbilled services	$18,668	63,268	60,630	$21,306
Valuation allowance for deferred tax assets	$1,016	1,160	64	$2,112

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(1)Additions to allowances for doubtful accounts and unbilled services are charged to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivable, the provision is charged to operating expenses.
21. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
2020	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$222,619	$217,857	$205,304	$198,347
Reimbursable expenses	19,303	2,970	2,860	1,754
Total revenues and reimbursable expenses	241,922	220,827	208,164	200,101
Gross profit	64,984	67,113	58,495	55,710
Operating income (loss)	(45,851)	15,954	13,699	(12,654)
Net income (loss) from continuing operations	(42,273)	13,572	11,087	(6,104)
Loss from discontinued operations, net of tax	(35)	(25)	(29)	(33)
Net income (loss)	(42,308)	13,547	11,058	(6,137)
Net earnings per basic share:
Net income (loss) from continuing operations	$(1.94)	$0.62	$0.50	$(0.28)
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$(1.94)	$0.62	$0.50	$(0.28)
Net earnings per diluted share:
Net income (loss) from continuing operations	$(1.94)	$0.61	$0.50	$(0.28)
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$(1.94)	$0.61	$0.50	$(0.28)
Weighted average shares used in calculating earnings per share:
Basic	21,827	21,869	21,905	21,903
Diluted	21,827	22,116	22,175	21,903

	Quarter Ended
2019	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$204,445	$220,754	$219,289	$232,269
Reimbursable expenses	18,617	23,534	23,636	22,930
Total revenues and reimbursable expenses	223,062	244,288	242,925	255,199
Gross profit	65,496	77,832	75,158	77,315
Operating income	6,756	17,875	20,576	18,499
Net income from continuing operations	3,350	10,569	13,706	14,354
Loss from discontinued operations, net of tax	(46)	(97)	(52)	(41)
Net income	3,304	10,472	13,654	14,313
Net earnings per basic share:
Net income from continuing operations	$0.15	$0.48	$0.62	$0.65
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$0.15	$0.48	$0.62	$0.65
Net earnings per diluted share:
Net income from continuing operations	$0.15	$0.47	$0.61	$0.63
Loss from discontinued operations, net of tax	—	—	—	—
Net income	$0.15	$0.47	$0.61	$0.63
Weighted average shares used in calculating earnings per share:
Basic	21,868	21,997	22,052	22,051
Diluted	22,311	22,400	22,561	22,676
22. Subsequent Event
On January 7, 2021, we entered into an agreement to acquire Unico Solution, Inc. (“Unico Solutions”), a data strategy and technology consulting firm focused on helping clients enhance the use of their data to speed business transformation and accelerate cloud adoption. The

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
acquisition expands our cloud-based technology offerings within the Business Advisory segment. The results of operations of Unico Solutions will be included within the Business Advisory segment from the close date, February 1, 2021. The acquisition of Unico Solutions is not significant to our consolidated financial statements.