Form 10-Q
period 2021-03-31
Huron Consulting Group Inc.
filed 2021-05-04
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of April 27, 2021, 22,577,906 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$21,623	$67,177
Receivables from clients, net of allowances of $8,464 and $7,680, respectively	87,146	87,687
Unbilled services, net of allowances of $2,969 and $2,603, respectively	77,080	53,959
Income tax receivable	4,403	5,121
Prepaid expenses and other current assets	14,964	16,569
Total current assets	205,216	230,513
Property and equipment, net	29,710	29,093
Deferred income taxes, net	5,303	4,191
Long-term investments	64,703	71,030
Operating lease right-of-use assets	38,207	39,360
Other non-current assets	62,819	62,068
Intangible assets, net	21,232	20,483
Goodwill	597,552	594,237
Total assets	$1,024,742	$1,050,975
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,156	$648
Accrued expenses and other current liabilities	16,302	14,874
Accrued payroll and related benefits	56,811	133,830
Current maturities of long-term debt	548	499
Current maturities of operating lease liabilities	9,671	8,771
Deferred revenues	18,686	28,247
Total current liabilities	110,174	186,869
Non-current liabilities:
Deferred compensation and other liabilities	43,947	45,361
Accrued contingent consideration for business acquisitions	1,812	1,770
Long-term debt, net of current portion	267,642	202,780
Operating lease liabilities, net of current portion	59,730	61,825
Deferred income taxes, net	434	428
Total non-current liabilities	373,565	312,164
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 25,294,954 and 25,346,916 shares issued at March 31, 2021 and December 31, 2020, respectively	247	246
Treasury stock, at cost, 2,422,227 and 2,584,119 shares at March 31, 2021 and December 31, 2020, respectively	(134,611)	(129,886)
Additional paid-in capital	445,711	454,512
Retained earnings	219,414	214,009
Accumulated other comprehensive income	10,242	13,061
Total stockholders’ equity	541,003	551,942
Total liabilities and stockholders’ equity	$1,024,742	$1,050,975
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues and reimbursable expenses:
Revenues	$203,213	$222,619
Reimbursable expenses	1,934	19,303
Total revenues and reimbursable expenses	205,147	241,922
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	148,115	156,248
Amortization of intangible assets and software development costs	925	1,301
Reimbursable expenses	2,003	19,389
Total direct costs and reimbursable expenses	151,043	176,938
Operating expenses and other losses (gains), net
Selling, general and administrative expenses	39,766	43,446
Restructuring charges	628	1,609
Litigation and other losses (gains)	42	(150)
Depreciation and amortization	5,428	6,114
Goodwill impairment charges	—	59,816
Total operating expenses and other losses (gains), net	45,864	110,835
Operating income (loss)	8,240	(45,851)
Other income (expense), net:
Interest expense, net of interest income	(1,719)	(2,341)
Other income (expense), net	420	(5,296)
Total other expense, net	(1,299)	(7,637)
Income (loss) from continuing operations before taxes	6,941	(53,488)
Income tax expense (benefit)	1,536	(11,215)
Net income (loss) from continuing operations	5,405	(42,273)
Loss from discontinued operations, net of tax	—	(35)
Net income (loss)	$5,405	$(42,308)
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.25	$(1.94)
Loss from discontinued operations, net of tax	—	—
Net income (loss)	$0.25	$(1.94)
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.24	$(1.94)
Loss from discontinued operations, net of tax	—	—
Net income (loss)	$0.24	$(1.94)
Weighted average shares used in calculating earnings (loss) per share:
Basic	21,932	21,827
Diluted	22,341	21,827
Comprehensive income (loss):
Net income (loss)	$5,405	$(42,308)
Foreign currency translation adjustments, net of tax	400	(779)
Unrealized loss on investment, net of tax	(4,648)	(258)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	1,429	(1,685)
Other comprehensive loss	(2,819)	(2,722)
Comprehensive income (loss)	$2,586	$(45,030)
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	24,560,855	$246	(2,812,896)	$(129,886)	$454,512	$214,009	$13,061	$551,942
Comprehensive income						5,405	(2,819)	2,586
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	376,731	4	90,100	3,778	(3,782)			—
Exercise of stock options	6,631	—			174			174
Share-based compensation					7,988			7,988
Shares redeemed for employee tax withholdings			(165,203)	(8,503)				(8,503)
Share repurchases	(245,718)	$(3)			$(13,181)			(13,184)
Balance at March 31, 2021	24,698,499	$247	(2,887,999)	$(134,611)	$445,711	$219,414	$10,242	$541,003

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	24,603,308	$247	(2,763,302)	$(128,348)	$460,781	$237,849	$14,936	$585,465
Comprehensive income						(42,308)	(2,722)	(45,030)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	250,544	2	102,467	7,115	(7,117)			—
Exercise of stock options	20,000	—			468			468
Share-based compensation					11,720			11,720
Shares redeemed for employee tax withholdings			(120,000)	(7,133)				(7,133)
Share repurchases	(313,998)	(3)			(20,878)			(20,881)
Balance at March 31, 2020	24,559,854	$246	(2,780,835)	$(128,366)	$444,974	$195,541	$12,214	$524,609
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,405	$(42,308)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	6,567	7,415
Non-cash lease expense	1,693	1,938
Share-based compensation	5,625	8,504
Amortization of debt discount and issuance costs	198	198
Goodwill impairment charges	—	59,816
Allowances for doubtful accounts	—	21
Deferred income taxes	—	(14,016)
Loss on sale of business	—	102
Change in fair value of contingent consideration liabilities	42	—
Changes in operating assets and liabilities, net of acquisition and divestiture:
(Increase) decrease in receivables from clients, net	1,178	11,698
(Increase) decrease in unbilled services, net	(23,086)	(9,138)
(Increase) decrease in current income tax receivable / payable, net	573	2,332
(Increase) decrease in other assets	327	4,304
Increase (decrease) in accounts payable and other liabilities	2,566	(3,708)
Increase (decrease) in accrued payroll and related benefits	(74,273)	(84,910)
Increase (decrease) in deferred revenues	(9,569)	1,606
Net cash used in operating activities	(82,754)	(56,146)
Cash flows from investing activities:
Purchases of property and equipment, net	(637)	(1,001)
Purchases of investment securities	—	(13,000)
Investment in life insurance policies	—	(1,472)
Purchases of businesses	(6,000)	—
Capitalization of internally developed software costs	(1,400)	(2,922)
Net cash used in investing activities	(8,037)	(18,395)
Cash flows from financing activities:
Proceeds from exercises of stock options	174	468
Shares redeemed for employee tax withholdings	(8,503)	(7,133)
Share repurchases	(11,454)	(22,115)
Proceeds from bank borrowings	89,000	281,000
Repayments of bank borrowings	(24,135)	(38,131)
Net cash provided by financing activities	45,082	214,089
Effect of exchange rate changes on cash	155	(143)
Net increase (decrease) in cash and cash equivalents	(45,554)	139,405
Cash and cash equivalents at beginning of the period	67,177	11,604
Cash and cash equivalents at end of the period	$21,623	$151,009
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable, accrued expenses and accrued payroll and related benefits	$3,545	$3,716
Share repurchases included in accounts payable	$1,729	$—
Deferred payment on business acquisition	$1,000	$—
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2021 and 2020. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
During the first quarter of 2021, we identified an error on our previously reported Consolidated Balance Sheet as of December 31, 2020 related to the classification between receivables from clients, unbilled services, and deferred revenues. The Consolidated Balance Sheet as of December 31, 2020 presented herein has been revised to reflect the correction of this error. The results of this correction on the Consolidated Balance Sheet were a decrease in unbilled services of $7.2 million, an increase in receivables from clients of $0.7 million, and a decrease in deferred revenues of $6.5 million. This error had no impact on our Consolidated Statement of Operations and Other Comprehensive Income. This error had no impact on our Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020. The Company evaluated the materiality of this error from both quantitative and qualitative perspectives and concluded that the impact of the error was not material to the financial statements for the year ended December 31, 2020.
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
3. New Accounting Pronouncements
Recently Adopted
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. ASU 2020-10 situates all disclosure guidance within the appropriate disclosure section of the Codification and makes other improvements and technical corrections to the Codification. We adopted ASU 2020-10 effective January 1, 2021, which did not have any impact on our consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2021.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2020:
Goodwill	$636,810	$308,935	$104,384	$1,050,129
Accumulated impairment losses	(208,081)	(247,811)	—	(455,892)
Goodwill, net as of December 31, 2020	428,729	61,124	104,384	594,237
Goodwill recorded in connection with a business acquisition (1)	—	3,315	—	3,315
Goodwill, net as of March 31, 2021	$428,729	$64,439	$104,384	$597,552
(1)On February 1, 2021, we completed the acquisition of Unico Solution, a data strategy and technology consulting firm focused on helping clients use their data to speed business transformation and accelerate cloud adoption. The results of operations of Unico Solution are included in our consolidated financial statements and results of operations of our Business Advisory segment from the date of acquisition. This acquisition is not significant to our consolidated financial statements.
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
In the market approach, we utilized the guideline company method, which involved calculating revenue multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were evaluated and adjusted based on specific characteristics of the Strategy and Innovation and Life Sciences reporting units relative to the selected guideline companies and applied to

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
the reporting units' operating data to arrive at an indication of value.
Intangible Assets
Intangible assets as of March 31, 2021 and December 31, 2020 consisted of the following:

		As of March 31, 2021		As of December 31, 2020
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$77,030	$58,574	$73,629	$56,232
Trade names	6	6,000	4,406	6,130	4,287
Non-competition agreements	5	2,210	1,560	2,090	1,541
Technology and software	5	5,800	5,474	5,800	5,380
Customer contracts	2	800	594	800	526
Total		$91,840	$70,608	$88,449	$67,966
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
Intangible asset amortization expense was $2.4 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of March 31, 2021.

Year Ending December 31,	Estimated Amortization Expense
2021	$9,059
2022	$6,878
2023	$4,231
2024	$1,384
2025	$566
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Revenues
For the three months ended March 31, 2021 and 2020, we recognized revenues of $203.2 million and $222.6 million, respectively. Of the $203.2 million recognized in the first quarter of 2021, we recognized revenues of $4.8 million from obligations satisfied, or partially satisfied, in prior periods, of which $2.5 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments and $2.3 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $222.6 million recognized in the first quarter of 2020, we recognized revenues of $7.9 million from obligations satisfied, or partially satisfied, in prior periods, of which $4.8 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.1 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments.
As of March 31, 2021, we had $61.0 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $61.0 million of performance obligations, we expect to recognize approximately $34.8 million as revenue in 2021, $13.9 million in 2022, and the remaining $12.3 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.

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
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of March 31, 2021 and December 31, 2020 was $16.7 million and $17.3 million, respectively. The $0.6 million decrease primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of March 31, 2021 and December 31, 2020, was $18.7 million and $28.2 million, respectively. The $9.5 million decrease primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three months ended March 31, 2021, $20.8 million of revenues recognized were included in the deferred revenue balance as of December 31, 2020.
6. Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. Such securities or other contracts include unvested restricted stock awards, unvested restricted stock units, outstanding common stock options, convertible senior notes, and outstanding warrants, to the extent dilutive. In periods for which we report a net loss from continuing operations, diluted weighted average common shares outstanding excludes all potential common stock equivalents as their impact on diluted net loss from continuing operations per share would be anti-dilutive.
Earnings (loss) per share under the basic and diluted computations are as follows:

	Three Months Ended March 31,
	2021	2020
Net income (loss) from continuing operations	$5,405	$(42,273)
Loss from discontinued operations, net of tax	—	(35)
Net income (loss)	$5,405	$(42,308)

Weighted average common shares outstanding – basic	21,932	21,827
Weighted average common stock equivalents	409	—
Weighted average common shares outstanding – diluted	22,341	21,827

Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.25	$(1.94)
Loss from discontinued operations, net of tax	—	—
Net income (loss)	$0.25	$(1.94)

Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.24	$(1.94)
Loss from discontinued operations, net of tax	—	—
Net income (loss)	$0.24	$(1.94)
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	As of March 31,
	2021	2020
Unvested restricted stock awards	21	992
Outstanding common stock options	59	86
Warrants related to the issuance of convertible senior notes	—	3,129
Total anti-dilutive securities	80	4,207
See Note 7 “Financing Arrangements” for further information on the convertible senior notes and warrants related to the issuance of convertible notes.
In November 2020, our board of directors authorized a share repurchase program (the “2020 Share Repurchase Program”) permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The 2020 Share Repurchase Program was authorized subsequent to the expiration of our prior share repurchase program (the “2015 Share Repurchase Program”) on October 31, 2020. The 2015
Share Repurchase Program permitted us to repurchase up to $125 million of our common stock through October 31, 2020. The amount and timing of repurchases under both share repurchase programs were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Under the 2020 Share Repurchase Program, we repurchased and retired 245,718 shares for $13.2 million in the first quarter of 2021 of which $1.7 million settled in the second quarter of 2021. The 245,718 shares repurchased and retired were reflected as a reduction to our basic weighted average shares outstanding for the quarter ended March 31, 2021 based on the trade date of the share repurchase. As of March 31, 2021, $31.8 million remained available for share repurchases.

7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	March 31, 2021	December 31, 2020
Senior secured credit facility	$265,000	$200,000
Promissory note due 2024	3,190	3,279
Total long-term debt	$268,190	$203,279
Current maturities of long-term debt	(548)	(499)
Long-term debt, net of current portion	$267,642	$202,780
Below is a summary of the scheduled remaining principal payments of our debt as of March 31, 2021.

Principal Payments of Long-Term Debt
2021	$410
2022	$559
2023	$575
2024	$266,646
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At March 31, 2021, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.64 to 1.00 and a Consolidated Interest Coverage Ratio of 13.00 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at March 31, 2021 totaled $265.0 million. These borrowings carried a weighted average interest rate of 2.4%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2020 were $200.0 million and carried a weighted average interest rate of 2.5%, including the effect of the interest rate swaps outstanding at the time and described in Note 9 “Derivative Instruments and Hedging Activity." The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2021, we had outstanding letters of credit totaling $0.8 million, which are primarily used as security deposits for our office facilities. As of March 31, 2021, the unused borrowing capacity under the revolving credit facility was $334.2 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we pay interest on the outstanding principal amount at a rate of one month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At March 31, 2021, the outstanding principal amount of the promissory note was $3.2 million, and the aircraft had a carrying amount of $4.3 million. At December 31, 2020, the outstanding principal amount of the promissory note was $3.3 million, and the aircraft had a carrying amount of $4.4 million.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
8. Restructuring Charges
Restructuring charges for the three months ended March 31, 2021 were $0.6 million compared to $1.6 million, for the three months ended March 31, 2020.
The $0.6 million restructuring charge recognized in the first quarter of 2021 primarily related to rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for vacated office spaces.
The $1.6 million restructuring charge recognized in the first quarter of 2020 included a $1.2 million accrual for the termination of a third-party advisor agreement, $0.3 million related to workforce reductions to better align resources with market demand, and $0.1 million related to workforce reductions in our corporate operations.
In the fourth quarter of 2020, we announced a restructuring plan to reduce operating costs to address the impact of the COVID-19 pandemic on our business. The restructuring plan, which was substantially complete in the fourth quarter of 2020, provided for a reduction in certain leased office spaces and a reduction in workforce.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the three months ended March 31, 2021.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2020	$2,447	$84	$893	$3,424
Additions	4	—	—	4
Payments	(2,382)	(39)	(167)	(2,588)
Adjustments	10	—	—	10
Balance as of March 31, 2021	$79	$45	$726	$850
The restructuring charge liability related to employee costs at March 31, 2021 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits. The employee related payments made in the first quarter of 2021 primarily related to the fourth quarter 2020 restructuring plan. The restructuring charge liability related to office space reductions at March 31, 2021 is included as a component of accrued expenses and other current liabilities. The $0.7 million other restructuring charge liability at March 31, 2021 is related to the termination of a third-party advisor agreement and is expected to be paid over the next 22 months and is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities.
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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated these derivative instruments as cash flow hedges. Therefore, changes in the fair value of the derivative instruments are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense upon settlement. As of March 31, 2021, it was anticipated that $1.7 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth additional information relating to the interest rate swaps designated as a cash flow hedging instrument as of March 31, 2021 and December 31, 2020.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	March 31, 2021	December 31, 2020
Accrued expenses and other current liabilities	$2,168	$2,100
Deferred compensation and other liabilities	$1,260	$3,297
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	Level 1	Level 2	Level 3	Total
March 31, 2021
Assets:
Convertible debt investment	$—	$—	$58,036	$58,036
Deferred compensation assets	—	34,881	—	34,881
Total assets	$—	$34,881	$58,036	$92,917
Liabilities:
Interest rate swaps	$—	$3,428	$—	$3,428
Contingent consideration for business acquisition	—	—	1,812	1,812
Total liabilities	$—	$3,428	$1,812	$5,240
December 31, 2020
Assets:
Convertible debt investment	$—	$—	$64,364	$64,364
Deferred compensation assets	—	34,056	—	34,056
Total assets	$—	$34,056	$64,364	$98,420
Liabilities:
Interest rate swaps	$—	$5,397	$—	$5,397
Contingent consideration for business acquisition	—	—	1,770	$1,770
Total liabilities	$—	$5,397	$1,770	$7,167
Interest rate swaps: The fair values of our interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and a discount rate reflecting the risks involved.
Convertible debt investment: In 2014 and 2015, we invested $27.9 million, in the form of zero coupon convertible debt (the "initial convertible notes"), in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight, a U.S.-based company that partners with leading nonprofit universities to increase access to and retention of international students, boost institutional growth, and enhance an institution’s global footprint. In the first quarter of 2020, we invested an additional $13.0 million, in the form of 1.69% convertible debt with a senior liquidation preference to the initial convertible notes (the "additional convertible note") and amended our initial convertible notes to extend the maturity date to January 17, 2024, which coincides with the maturity date of the additional convertible note.
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2024, the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments, cash flow projections discounted at the risk-adjusted rate of 22.5%, and the concluded equity volatility of 45.0%, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investments on our consolidated balance sheets.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the balance of the convertible debt investment for the three months ended March 31, 2021.

Convertible Debt Investment
Balance as of December 31, 2020	$64,364
Change in fair value of convertible debt investment	(6,328)
Balance as of March 31, 2021	$58,036
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
Contingent consideration for business acquisition: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which typically reflects a risk-free rate, and was 2.41% as of March 31, 2021 and December 31, 2020. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the three months ended March 31, 2021.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2020	1,770
Remeasurement of contingent consideration for business acquisitions	42
Balance as of March 31, 2021	$1,812
Financial assets and liabilities not recorded at fair value are as follows:
Preferred Stock Investment
In the fourth quarter of 2019, we invested $5.0 million, in the form of preferred stock, in Medically Home Group, Inc. ("Medically Home"), a healthcare technology-enabled services company. To determine the appropriate accounting treatment for our investment, we performed a VIE analysis and concluded that Medically Home does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the preferred stock is not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment for our investment in Medically Home to be that of an equity security with no readily determinable fair value. We elected to apply the measurement alternative at the time of the purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment in Medically Home. On a quarterly basis, we review the information available to determine whether an orderly and observable transaction for the same or similar equity instrument occurred, and remeasure the fair value of the preferred stock using such identified transactions, with changes in the fair value recorded in consolidated statement of operations. As of March 31, 2021, the carrying amount of our preferred stock investment was $6.7 million.

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
11. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$400	$—	$400	$(779)	$—	$(779)
Unrealized gain (loss) on investment	$(6,328)	$1,680	$(4,648)	$(348)	$90	$(258)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$1,189	$(337)	$852	$(2,272)	$590	$(1,682)
Reclassification adjustments into earnings	780	(203)	577	(4)	1	(3)
Net unrealized gain (loss)	$1,969	$(540)	$1,429	$(2,276)	$591	$(1,685)
Other comprehensive income (loss)	$(3,959)	$1,140	$(2,819)	$(3,403)	$681	$(2,722)

The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2020	$(218)	$17,205	$(3,926)	$13,061
Current period change	400	(4,648)	1,429	(2,819)
Balance, March 31, 2021	$182	$12,557	$(2,497)	$10,242

12. Income Taxes
For the three months ended March 31, 2021, our effective tax rate was 22.1% as we recognized income tax expense from continuing operations of $1.5 million on income from continuing operations of $6.9 million. The effective tax rate of 22.1% was more favorable than the

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2021. This favorable item was partially offset by certain nondeductible expense items.
For the three months ended March 31, 2020, our effective tax rate was 21.0% as we recognized an income tax benefit from continuing operations of $11.2 million on a loss from continuing operations of $53.5 million. The effective tax rate of 21.0% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0% primarily due to certain nondeductible expense items, non-deductible losses on our investments used to fund our deferred compensation liability, and the nondeductible portion of the goodwill impairment charges recorded during the first quarter of 2020. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the quarter and the discrete tax benefit for the remeasurement of a portion of our income tax receivable as a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the first quarter of 2020.
The CARES Act, which was signed into law on March 27, 2020, is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property. During 2020, as a result of the CARES Act, we recognized a $1.5 million tax benefit related to the remeasurement of a portion of our income tax receivable for the federal net operating loss incurred in 2018 and the expected federal net operating loss in 2020 that will be carried back to prior year income, both for a refund at the higher, prior year tax rate.
13. Commitments, Contingencies and Guarantees
Litigation
Oaktree
On November 9, 2018, Huron was engaged by Oaktree Medical Centre LLC, a management services organization (“Oaktree”) to perform interim management and financial advisory services. As part of the services, a Huron employee was appointed by Oaktree’s board of directors to serve as Chief Restructuring Officer of Oaktree. The engagement letter through which Oaktree retained Huron’s services states that all disputes or claims are subject to binding arbitration, disclaims special, consequential, incidental or exemplary damages or loss and caps liability to the fees paid for the portion of the engagement giving rise to any liability. On September 19, 2019, Oaktree filed for Chapter 7 liquidation in the U.S. Bankruptcy Court for the Western District of North Carolina, with the case subsequently transferred to the District of South Carolina. As a result of the bankruptcy filing, a Chapter 7 trustee was appointed to oversee the bankruptcy estate, at which time Huron’s services for Oaktree wound down.
In April 2021, Trustee’s counsel communicated in writing to Huron its intent to pursue various claims against Huron, among others, on behalf of the bankruptcy estate related to the services carried out by Huron during the engagement. The allegations suggest that Huron did not develop and implement a Chapter 11 restructuring plan on a timely basis and that its failure to do so led to significant damages. We believe the Trustee’s allegations with respect to Huron are without merit and will vigorously defend ourselves should any claim arising out of these alleged facts and circumstances be asserted against us by the Trustee.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.8 million and $1.6 million were outstanding at March 31, 2021 and December 31, 2020, respectively, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of March 31, 2021 and December 31, 2020, the total estimated fair value of our outstanding contingent consideration liability was $1.8 million.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth information about our operating segments for the three months ended March 31, 2021 and 2020, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended March 31,
	2021	2020
Healthcare:
Revenues	$79,722	$95,578
Operating income	$20,484	$24,050
Segment operating income as a percentage of segment revenues	25.7%	25.2%
Business Advisory:
Revenues	$72,867	$64,905
Operating income	$13,077	$9,842
Segment operating income as a percentage of segment revenues	17.9%	15.2%
Education:
Revenues	$50,624	$62,136
Operating income	$8,653	$13,116
Segment operating income as a percentage of segment revenues	17.1%	21.1%
Total Company:
Revenues	$203,213	$222,619
Reimbursable expenses	1,934	19,303
Total revenues and reimbursable expenses	$205,147	$241,922

Segment operating income	$42,214	$47,008
Items not allocated at the segment level:
Other operating expenses	28,837	27,146
Litigation and other gains	42	(150)
Depreciation and amortization	5,095	6,047
Goodwill impairment charges[1]	—	59,816
Other expense, net	1,299	7,637
Income (loss) from continuing operations before taxes	$6,941	$(53,488)
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$48,295	$29,881	$15,259	$93,435
Time and expense	11,375	37,633	28,784	77,792
Performance-based	14,669	3,409	—	18,078
Software support, maintenance and subscriptions	5,383	1,944	6,581	13,908
Total	$79,722	$72,867	$50,624	$203,213

Employee Type (1)
Revenue generated by billable consultants	$59,569	$69,847	$42,528	$171,944
Revenue generated by full-time equivalents	20,153	3,020	8,096	31,269
Total	$79,722	$72,867	$50,624	$203,213

Timing of Revenue Recognition
Revenue recognized over time	$78,764	$72,867	$50,624	$202,255
Revenue recognized at a point in time	958	—	—	958
Total	$79,722	$72,867	$50,624	$203,213

	Three Months Ended March 31, 2020
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$55,785	$25,393	$13,175	$94,353
Time and expense	14,733	37,589	43,711	96,033
Performance-based	18,921	646	—	19,567
Software support, maintenance and subscriptions	6,139	1,277	5,250	12,666
Total	$95,578	$64,905	$62,136	$222,619

Employee Type (1)
Revenue generated by billable consultants	$65,445	$61,957	$53,436	$180,838
Revenue generated by full-time equivalents	30,133	2,948	8,700	41,781
Total	$95,578	$64,905	$62,136	$222,619

Timing of Revenue Recognition
Revenue recognized over time	$94,459	$64,905	$62,022	$221,386
Revenue recognized at a point in time	1,119	—	114	1,233
Total	$95,578	$64,905	$62,136	$222,619

(1)     Billable consultants consist of our consulting professionals who provide consulting services to our clients and are billable to our clients based on the number of hours worked. Full-time equivalent professionals consist of leadership coaches and their support staff within our Culture and Organizational Excellence solution, consultants who work variable schedules as needed by our clients, and full-time employees who provide software support and maintenance services to our clients.
At March 31, 2021 and December 31, 2020, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the three months ended March 31, 2021 and 2020, no single client generated greater than 10% of our consolidated revenues.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

15. Subsequent Event
Healthcare Group Hiring
On April 5, 2021, we hired approximately 300 full-time equivalent professionals within our Healthcare operating segment. These additional professionals will expand our capacity to provide revenue cycle billing, collections, insurance verification and charge integrity services to our healthcare clients. These professionals will serve new and existing clients in our Healthcare managed services solution, including serving under a short-term contract with an existing client which we entered into in connection with this group hire. The hiring of these professionals is not significant to our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” “guidance,” or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: the impact of the COVID-19 pandemic on the economy, our clients and client demand for our services, and our ability to sell and provide services, including the measures taken by governmental authorities and businesses in response to the pandemic, which may cause or contribute to other risks and uncertainties that we face; failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
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
Coronavirus (COVID-19)
The worldwide spread of COVID-19 beginning in 2020 has created significant volatility, uncertainty and disruption to the global economy. This pandemic has had an unfavorable impact on aspects of our business, operations, and financial results, and has caused us to significantly change the way we operate. Near the end of the first quarter of 2020, we suspended almost all business travel and our employees began working from their homes. While traditionally a majority of the work performed by our revenue-generating professionals occurred at client sites, the nature of the services we provide and enhanced available technology allows our revenue-generating professionals to effectively serve clients in a remote work environment. As state and local governments ease their restrictions, we continue to refine our comprehensive plan to return to our offices and client sites with our people’s safety and the needs of our clients guiding how we implement our phased transition. As of March 31, 2021, our employees continue to primarily work from their homes.
In each of our operating segments, we are working closely with our clients to support them and their ongoing business needs and provide relevant services to address their needs caused by the COVID-19 pandemic. However, as some clients reprioritized and delayed projects as a result of the pandemic, demand for certain offerings has been negatively impacted, particularly within our Healthcare and Education segments. Total revenues in the first quarter of 2021 decreased 8.7% compared to the first quarter of 2020, which was not significantly impacted by the pandemic. In addition to the impact on first quarter 2021 revenues, the COVID-19 pandemic negatively impacted sales and elongated the sales cycle for new opportunities for certain services, particularly within our Healthcare and Education segments. Given the uncertainties around the duration of the COVID-19 pandemic, we continue to remain cautious about revenue growth for the first half of 2021 when compared to the first half of 2020.
The COVID-19 pandemic has strengthened demand for other services we provide, such as our cloud-based technology and analytics solutions within our Business Advisory segment and our restructuring and capital advisory solutions provided to organizations in transition also within our Business Advisory segment.
In order to support our liquidity during the COVID-19 pandemic, we took proactive measures to increase available cash on hand including, but not limited to, borrowing under our senior secured credit facility in the first quarter of 2020 and reducing discretionary operating and capital spending. In the second, third and fourth quarters of 2020, we made repayments on our borrowings to reduce our total debt outstanding to pre-pandemic levels due to our ability to maintain adequate cash flows from operations and improved clarity around access to capital resources. In the first quarter of 2021, we borrowed under our credit facility primarily to fund our annual performance bonus payment. To further support our liquidity during the COVID-19 pandemic, we elected to defer the deposit of our employer portion of social security taxes beginning in April 2020 and through December 31, 2020, which we expect to pay in equal installments in the fourth quarters of 2021 and 2022, as provided for under CARES Act. See the “Liquidity and Capital Resources” section below for additional information on these items.
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

How We Generate Revenues
A large portion of our revenues is generated by our billable consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, some of whom work variable schedules as needed by our clients. Full-time equivalent professionals consist of our coaches and their support staff from our Culture and Organizational Excellence solution, consultants who work variable schedules as needed by our clients, employees who provide managed services in our Healthcare segment, and our employees who provide software support and maintenance services to our clients. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. We refer to our billable consultants and other professionals collectively as revenue-generating professionals.
Revenues generated by our billable consultants are primarily driven by the number of consultants we employ and their utilization rates, as well as the billing rates we charge our clients. Revenues generated by our other professionals, or full-time equivalents, are largely dependent on the number of consultants we employ, their hours worked, and billing rates charged. Revenues generated by our coaches are largely dependent on the number of coaches we employ and the total value, scope, and terms of the consulting contracts under which they provide services, which are primarily fixed-fee contracts. Revenues generated by our healthcare managed services solution are dependent on the total value, scope and terms of the related contracts.
We generate our revenues from providing professional services under four types of billing arrangements: fixed-fee (including software license revenue); time-and-expense; performance-based; and software support, maintenance and subscriptions.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. It is the client’s expectation in these engagements that the pre-established fee will not be exceeded except in mutually agreed upon circumstances. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Contracts within our Culture and Organizational Excellence solution include fixed-fee partner contracts with multiple performance obligations (“Partner Contracts”), which primarily consist of coaching services, as well as speaking engagements, conferences, publications and software products. Revenues for coaching services and software products are generally recognized on a straight-line basis over the length of the contract. All other revenues under Partner Contracts, including speaking engagements, conferences and publications, are recognized at the time the goods or services are provided.
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
Fixed-fee engagements represented 46.0% and 42.4% of our revenues for the three months ended March 31, 2021 and 2020, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Culture and Organizational Excellence solution. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 38.3% and 43.1% of our revenues for the three months ended March 31, 2021 and 2020, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We recognize revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned and recognizing that estimate over the length of the contract using a proportionate performance approach. Performance-based fee revenues represented 8.9% and 8.8% of our revenues for the three months ended March 31, 2021 and 2020, respectively. The level of performance-based fees earned may vary based on our clients' risk sharing preferences and the mix of services we provide.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized. Software support, maintenance and subscription revenues represented 6.8% and 5.7% of our revenues for the three months ended March 31, 2021 and 2020, respectively.

Our quarterly results are impacted principally by our billable consultants’ utilization rate, the bill rates we charge our clients, and the number of our revenue-generating professionals who are available to work. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which would negatively affect our utilization rate. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2021	2020
Healthcare:
Revenues	$79,722	$95,578
Operating income	$20,484	$24,050
Segment operating income as a percentage of segment revenues	25.7%	25.2%
Business Advisory:
Revenues	$72,867	$64,905
Operating income	$13,077	$9,842
Segment operating income as a percentage of segment revenues	17.9%	15.2%
Education:
Revenues	$50,624	$62,136
Operating income	$8,653	$13,116
Segment operating income as a percentage of segment revenues	17.1%	21.1%
Total Company:
Revenues	$203,213	$222,619
Reimbursable expenses	1,934	19,303
Total revenues and reimbursable expenses	$205,147	$241,922
Statements of Operations reconciliation:
Segment operating income	$42,214	$47,008
Items not allocated at the segment level:
Other operating expenses	28,837	27,146
Litigation and other losses (gains)	42	(150)
Depreciation and amortization	5,095	6,047
Goodwill impairment charges (1)	—	59,816
Operating income (loss)	8,240	(45,851)
Other expense, net	(1,299)	(7,637)
Income (loss) from continuing operations before taxes	6,941	(53,488)
Income tax expense (benefit)	1,536	(11,215)
Net income (loss) from continuing operations	$5,405	$(42,273)
Earnings (loss) per share from continuing operations:
Basic	$0.25	$(1.94)
Diluted	$0.24	$(1.94)

	Three Months Ended March 31,
Other Operating Data:	2021	2020
Number of billable consultants (at period end) (2):
Healthcare	821	892
Business Advisory	1,107	916
Education	726	791
Total	2,654	2,599
Average number of billable consultants (for the period) (2):
Healthcare	822	897
Business Advisory	1,080	920
Education	731	778
Total	2,633	2,595
Billable consultant utilization rate (3):
Healthcare	67.9%	71.6%
Business Advisory	68.7%	71.5%
Education	70.1%	76.2%
Total	68.8%	72.9%
Billable consultant average billing rate per hour (4):
Healthcare	$236	$228
Business Advisory (5)	$203	$198
Education	$174	$188
Total (5)	$205	$204
Revenue per billable consultant (in thousands):
Healthcare	$73	$73
Business Advisory	$63	$67
Education	$59	$69
Total	$65	$70
Average number of full-time equivalents (for the period) (6):
Healthcare	258	278
Business Advisory	34	20
Education	36	60
Total	328	358
Revenue per full-time equivalent (in thousands):
Healthcare	$78	$108
Business Advisory	$89	$149
Education	$227	$144
Total	$95	$117
(1)The non-cash goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our     corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.
(2)Consists of our consulting professionals who provide consulting services and generate revenues based on the number of hours worked.
(3)Utilization rate for our billable consultants is calculated by dividing the number of hours our billable consultants worked on client assignments during a period by the total available working hours for these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(4)Average billing rate per hour for our billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(5)The Business Advisory segment includes operations of Huron Eurasia India. Absent the impact of Huron Eurasia India, the average billing rate per hour for the Business Advisory segment would have been $221 and $224 for the three months ended March 31, 2021 and 2020, respectively.
Absent the impact of Huron Eurasia India, Huron's consolidated average billing rate per hour would have been $212 and $213 for the three months ended March 31, 2021 and 2020, respectively.
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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Revenues	$203,213	$222,619
Net income (loss) from continuing operations	$5,405	$(42,273)
Add back:
Income tax expense (benefit)	1,536	(11,215)
Interest expense, net of interest income	1,719	2,341
Depreciation and amortization	6,551	7,415
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	15,211	(43,732)
Add back:
Restructuring and other charges	628	2,458
Litigation and other losses (gains)	42	(150)
Goodwill impairment charges	—	59,816
Loss on sale of business	—	102
Transaction-related expenses	170	—
Foreign currency transaction losses (gains), net	403	520
Adjusted EBITDA	$16,454	$19,014
Adjusted EBITDA as a percentage of revenues	8.1%	8.5%

	Three Months Ended March 31,
	2021	2020
Net income (loss) from continuing operations	$5,405	$(42,273)
Weighted average shares - diluted	22,341	21,827
Diluted earnings (loss) per share from continuing operations	$0.24	$(1.94)
Add back:
Amortization of intangible assets	2,399	3,209
Restructuring and other charges	628	2,458
Litigation and other losses (gains)	42	(150)
Goodwill impairment charges	—	59,816
Loss on sale of business	—	102
Transaction-related expenses	170	—
Tax effect of adjustments	(858)	(13,409)
Total adjustments, net of tax	2,381	52,026
Adjusted net income from continuing operations	$7,786	$9,753
Adjusted weighted average shares - diluted	22,341	22,329
Adjusted diluted earnings per share from continuing operations	$0.35	$0.44
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
Litigation and other losses (gains): We have excluded the effect of a loss in the first quarter of 2021 from an increase in the estimated fair value of our liability for contingent consideration payments related to a business acquisition and a litigation settlement gain recognized in the first quarter of 2020 to permit comparability with periods that were not impacted by these items.
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
Transaction-related expenses: To permit comparability with prior periods, we excluded the impact of third-party legal and accounting fees incurred in the first quarter of 2021 related to the acquisition of Unico Solution, Inc. and ForceIQ, Inc., which closed effective February 1, 2021 and November 1, 2020, respectively.
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
Income tax expense, Interest expense, net of interest income, Depreciation and amortization: We have excluded the effects of income tax expense, interest expense, net of interest income, and depreciation and amortization in the calculation of EBITDA, as these are customary exclusions as defined by the calculation of EBITDA to arrive at meaningful earnings from core operations excluding the effect of such items. Included within the depreciation and amortization adjustment is the amortization of capitalized implementation costs of our ERP and other related software, which is included within Selling, general and administrative expenses on our consolidated statement of operations.
Adjusted weighted average shares - diluted: As we reported a net loss for the first three months of 2020, GAAP diluted weighted average shares outstanding equals the basic weighted average shares outstanding for that period. The non-GAAP adjustments described above resulted in adjusted net income from continuing operations for the first three months of 2020. Therefore, we included the dilutive common stock equivalents in the calculation of adjusted diluted weighted average shares outstanding for that period.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenues
Revenues decreased $19.4 million, or 8.7%, to $203.2 million for the first quarter of 2021 from $222.6 million for the first quarter of 2020. Revenues in the first quarter of 2021 were negatively impacted by COVID-19 as some clients have reprioritized and delayed projects as a result of the pandemic, particularly within our Healthcare and Education segments, whereas revenues in the first quarter of 2020 were not significantly impacted by the pandemic. Conversely, the COVID-19 pandemic has strengthened demand for other services we provide, such as our cloud-based technology and analytics solutions within our Business Advisory segment and our restructuring and capital advisory solutions provided to organizations in transition in our Business Advisory segment.
Of the $19.4 million decrease in revenues, $10.5 million was attributable to a decrease in revenues from our full-time equivalents and $8.9 million was attributable to a decrease in revenues from our billable consultants.
The decrease in full-time equivalent revenues was primarily attributable to a decrease in full-time equivalent revenues in our Healthcare segment, as discussed below in Segment Results. The decrease in full-time equivalent revenues reflected overall decreases in revenue per full-time equivalent and the average number of full-time equivalents in the first quarter of 2021 compared to the same prior year period.
The decrease in billable consultant revenues reflected a decrease in demand for services in our Education and Healthcare segments, partially offset by a strengthened demand for services in our Business Advisory segment, as discussed below in Segment Results. The decrease in billable consultant revenues was primarily attributable to overall decreases in the consultant utilization rate, partially offset by an overall increase in the average number of billable consultants for the first quarter of 2021 compared to the same prior year period.
In most of 2020 and the first quarter of 2021, the COVID-19 pandemic negatively impacted sales and elongated the sales cycle for new opportunities for certain services, particularly within our Healthcare and Education segments where some clients reprioritized or delayed certain projects. Given the uncertainties around the duration of the COVID-19 pandemic, we continue to remain cautious about revenue growth for the first half of 2021 when compared to the first half of 2020.
The COVID-19 pandemic has caused the need for many companies to accelerate their digital transformation to drive operational efficiencies, better engage with their customers, and make better data-driven decisions. This has resulted in strong demand for our digital, technology and analytic offerings, particularly within our Business Advisory segment. Indicative of our expectations for future growth in this segment, we continue to make investments in these offerings, both organically and through strategic acquisitions, such as our acquisitions of ForceIQ in November 2020 and Unico Solutions in February 2021, and the addition of new offerings and capabilities within this segment where we see strategic opportunities.
Total Direct Costs
Direct costs, excluding amortization of intangible assets and software development costs, decreased $8.1 million, or 5.2%, to $148.1 million for the three months ended March 31, 2021, from $156.2 million for the three months ended March 31, 2020. The $8.1 million decrease primarily related to a $3.0 million decrease in salaries and related expenses for our revenue-generating professionals, a $1.3 million decrease in share-based compensation expense for our revenue-generating professionals, a $1.3 million decrease in performance bonus expense for our revenue-generating professionals, and a $1.3 million decrease in contractor expense. As a percentage of revenues, direct costs increased to 72.9% during the first quarter of 2021 compared to 70.2% during the first quarter of 2020, primarily due to the decrease in revenues.
Total direct costs for the three months ended March 31, 2021 included $0.9 million of amortization expense for internal software development costs and intangible assets, compared to $1.3 million of amortization expense for the same prior year period. Intangible asset amortization included within direct costs for the three months ended March 31, 2021 and 2020 primarily related to technology and software, certain customer relationships and customer contracts acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses decreased by $3.7 million, or 8.5%, to $39.8 million in the first quarter of 2021 from $43.4 million in the first quarter of 2020. The overall $3.7 million decrease primarily related to a $4.2 million decrease in practice administration and meetings expenses; $2.5 million decrease in promotion and marketing expenses; a $1.4 million decrease in share-based compensation expense for our support personnel; a $0.7 million decrease in training expenses; and a $0.7 million decrease in salaries and related expenses for our support personnel. These decreases were partially offset by a $5.5 million increase in deferred compensation expense attributable to the change in the market value of our deferred compensation liability. During the first quarter of 2021, the market value of our deferred compensation liability increased by $0.8 million, compared to a $4.7 million decrease in the first quarter of 2020. This $5.5 million increase in expense is offset by a $5.5 million increase in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. The decreases in practice administration and meetings expenses, promotion and marketing expenses, and training expenses primarily relate to the cancellation or delay of in-person meetings and events and business travel due to the COVID-19 pandemic. The decrease in share-based compensation expense primarily related to a decrease in the expected funding of performance-based share awards for our executive officers recorded in the first quarter of 2021. As a percentage of revenues, selling, general and administrative expenses increased to 19.6% during the first quarter of 2021 compared to 19.5% during the first quarter of 2020. This increase was primarily attributable to the change in the market value of our deferred compensation liability and the decrease in revenues, mostly offset by the decreases in practice administration and meetings expenses and promotion and marketing expenses.
Restructuring charges for the first quarter of 2021 were $0.6 million, compared to $1.6 million for the first quarter of 2020. The $0.6 million charge recognized in the first quarter of 2021 primarily related to rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for vacated office spaces. The $1.6 million charge recognized in the first quarter of 2020 primarily related to a $1.2 million accrual for the termination of a third-party advisor agreement; $0.3 million related to workforce reductions to better align resources with market demand; and $0.1 million related to workforce reductions in our corporate operations. See Note 8 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Litigation and other gains totaled $0.2 million for the first quarter of 2020, which consisted of a litigation settlement gain for the resolution of a claim that was settled in the first quarter of 2020.
Depreciation and amortization expense decreased $0.7 million, or 11.2%, to $5.4 million for the three months ended March 31, 2021 compared to $6.1 million for the three months ended March 31, 2020. The $0.7 million decrease in depreciation and amortization expense was primarily attributable to decreasing amortization expense for customer relationships acquired in business acquisitions due to the accelerated basis of amortization in prior periods, including the customer relationships acquired in our Studer Group acquisition; and customer relationships acquired in other business acquisitions that were fully amortized in prior periods; as well as a decrease in depreciation expense for leasehold improvements and furniture and fixtures related to vacated office spaces. Intangible asset amortization expense included within operating expenses primarily related to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
During the first quarter of 2020, we recorded $59.8 million of non-cash pretax goodwill impairment charges related to our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment; primarily related to the expected decline in sales, increased uncertainty in the backlog and a decrease in the demand for the services these reporting units provide, as a result of the COVID-19 pandemic. These charges were non-cash in nature and did not affect our liquidity or debt covenants. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the charges.
Operating Income
Operating income increased $54.1 million to income of $8.2 million in the first quarter of 2021 from a loss of $45.9 million in the first quarter of 2020. This increase is primarily attributable to the $59.8 million of non-cash pretax goodwill impairment charges related to our Business Advisory segment that were recognized in the first quarter of 2020. Operating margin, which is defined as operating income expressed as a percentage of revenues, was 4.1% for the three months ended March 31, 2021, compared to (20.6)% for the three months ended March 31, 2020. The increase in operating margin in the first quarter of 2021 was primarily attributable to the goodwill impairment charges recognized in the first quarter of 2020, as well as the decreases in practice administration and meetings expenses and promotion and marketing expenses in the first quarter of 2021 compared to the same prior year period. These increases to the operating margin were partially offset by the decrease in revenues and the change in the market value of our deferred compensation liability. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the non-cash goodwill impairment charges.
Total Other Income (Expense), Net
Interest expense, net of interest income decreased $0.6 million to $1.7 million in the first quarter of 2021 from $2.3 million in the first quarter of 2020. The decrease in interest expense was primarily attributable to lower levels of borrowing under our credit facility during the first quarter of 2021 compared to the same prior year period. See Note 7 "Financing Arrangements" within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other expense, net decreased $5.7 million to a net gain of $0.4 million in the first quarter of 2021 from a net loss of $5.3 million in the first quarter of 2020. The decrease in other expense, net was primarily attributable to a $0.8 million gain recognized in the first quarter of 2021 for the market value of our investments that are used to fund our deferred compensation liability, compared to a $4.7 million loss in the first quarter of 2020. Additionally, other expense, net includes $0.4 million of foreign currency transaction losses in the first quarter of 2021 compared to $0.5 million of foreign currency transaction losses recognized in the first quarter of 2020.
Income Tax Expense
For the three months ended March 31, 2021, our effective tax rate was 22.1% as we recognized income tax expense from continuing operations of $1.5 million on income from continuing operations of $6.9 million. The effective tax rate of 22.1% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2021. This favorable item was partially offset by certain nondeductible expense items.

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
The CARES Act, which was signed into law on March 27, 2020, is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property. During 2020, as a result of the CARES Act, we recognized a $1.5 million tax benefit related to the remeasurement of a portion of our income tax receivable for the federal net operating loss incurred in 2018 and the expected federal net operating loss in 2020 that will be carried back to prior year income, both for a refund at the higher, prior year tax rate.
See Note 12 "Income Taxes" within the notes to our consolidated financial statements for additional information on our income tax expense.
Net Income from Continuing Operations and Earnings per Share
Net income from continuing operations increased $47.7 million to $5.4 million for the three months ended March 31, 2021 from a net loss from continuing operations of $42.3 million for the same period last year. This increase is primarily attributable to the $59.8 million of non-cash pretax goodwill impairment charges related to our Business Advisory segment recognized in the first quarter of 2020 . As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first quarter of 2021 was $0.24 compared to a loss per share from continuing operations of $1.94 for the first quarter of 2020. The non-cash goodwill impairment charges had a $2.19 unfavorable impact on diluted earnings per share from continuing operations for the first quarter of 2020.
EBITDA and Adjusted EBITDA
EBITDA increased $58.9 million to earnings of $15.2 million for the three months ended March 31, 2021 from a loss of $43.7 million for the three months ended March 31, 2020. Adjusted EBITDA decreased $2.6 million to $16.5 million in the first quarter of 2021 from $19.0 million in the first quarter of 2020. The increase in EBITDA was primarily attributable to the non-cash goodwill impairment charges of $59.8 million recognized in the first quarter of 2020. The decrease in adjusted EBITDA was primarily attributable to the decrease in segment operating income, as discussed below in Segment Results.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income from continuing operations decreased $2.0 million to $7.8 million in the first quarter of 2021 compared to $9.8 million in the first quarter of 2020. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $0.35 for the first quarter of 2021, compared to $0.44 for the first quarter of 2020.
Segment Results
Healthcare
Revenues
Healthcare segment revenues decreased $15.9 million, or 16.6%, to $79.7 million for the first quarter of 2021 from $95.6 million for the first quarter of 2020, primarily due to the negative impact of the COVID-19 pandemic on demand for our services within this segment, as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic.
During the three months ended March 31, 2021, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 60.5%, 14.3%, 18.4%, and 6.8% of this segment’s revenues, respectively, compared to 58.4%, 15.4%, 19.8%, and 6.4% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $14.7 million for the first quarter of 2021 compared to $18.9 million for the first quarter of 2020. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $15.9 million decrease in revenues, $10.0 million was attributable to a decrease in revenues from our full-time equivalents and $5.9 million was attributable to a decrease in revenues from our billable consultants. The decrease in full-time equivalent revenues reflected decreases in revenue per full-time equivalent and the average number of full-time equivalents in the first quarter of 2021 compared to the same prior year period. The decrease in revenues attributable to our billable consultants reflected decreases in the average number of billable consultants and the consultant utilization rate, partially offset by an increase in the average billing rate in the first quarter of 2021 compared to the same prior year period.

Operating Income
Healthcare segment operating income decreased $3.6 million, or 14.8%, to $20.5 million for the three months ended March 31, 2021 from $24.1 million for the three months ended March 31, 2020. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 25.7% for the first quarter of 2021 from 25.2% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases in practice administration and meetings expenses, performance bonus and share-based compensation expense for our revenue-generating professionals, product and event costs, and promotion and marketing expenses, largely offset by an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $8.0 million, or 12.3%, to $72.9 million for the first quarter of 2021 from $64.9 million for the first quarter of 2020, primarily related to strengthened demand for our cloud-based technology and analytics solutions, our strategy and innovation solutions, and our restructuring and capital advisory solutions provided to organizations in transition.
During the three months ended March 31, 2021, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 41.0%, 51.6%, 4.7%, and 2.7% of this segment’s revenues, respectively, compared to 39.1%, 57.9%, 1.0%, and 2.0% of this segment's revenues, respectively, for the same prior year period. Performance-based fee revenue was $3.4 million for the first quarter of 2021 compared to $0.6 million for the first quarter of 2020. The level of performance-based fees earned may vary based on our clients’ preferences, the mix of services we provide, and the timing of transactions or milestones.
Of the overall $8.0 million increase in revenues, $7.9 million was attributable to an increase in revenues from our billable consultants and $0.1 million was attributable to an increase in revenues from our full-time equivalents. The increase in revenues from our billable consultants reflected increases in the average number of billable consultants and the average billing rate, partially offset by a decrease in the consultant utilization rate in the first quarter of 2021 compared to the same prior year period. The slight increase in revenues generated by our full-time equivalents reflected an increase in the average number of full-time equivalents, largely offset by a decrease in revenue per full-time equivalent in the first quarter of 2021 compared to the same prior year period.
Operating Income
Business Advisory segment operating income increased by $3.2 million, or 32.9%, to $13.1 million for the three months ended March 31, 2021 from $9.8 million for the three months ended March 31, 2020. The Business Advisory segment operating margin increased to 17.9% for the first quarter of 2021 from 15.2% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases in restructuring charges and promotion and marketing expenses, partially offset by an increase in performance bonus expense for our revenue-generating professionals.
Education
Revenues
Education segment revenues decreased $11.5 million, or 18.5%, to $50.6 million for the first quarter of 2021 from $62.1 million for the first quarter of 2020. The decrease in revenues was related to the negative impact of the COVID-19 pandemic on demand for this segment's services as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic.
During the three months ended March 31, 2021, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 30.1%, 56.9%, and 13.0% of this segment’s revenues, respectively, compared to 21.2%, 70.3%, and 8.5% of this segment’s revenues, respectively, for the same prior year period.
Of the overall $11.5 million decrease in revenues, $10.9 million was attributable to a decrease in revenues from our billable consultants and $0.6 million was attributable to a decrease in revenues from our full-time equivalents. The decrease in revenues attributable to our billable consultants reflected decreases in the consultant utilization rate, average billing rate, and average number of billable consultants in the first quarter of 2021 compared to the same prior year period. The decrease in revenues from our full-time equivalents was primarily driven by a decreased use of contractors and project consultants. The overall decrease in full-time equivalent revenues reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent in the first quarter of 2021 compared to the same prior year period.

Operating Income
Education segment operating income decreased $4.5 million, or 34.0% to $8.7 million for the three months ended March 31, 2021 from $13.1 million for the three months ended March 31, 2020. The Education segment operating margin decreased to 17.1% for the first quarter of 2021 from 21.1% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue generating professionals as a percentage of revenues; partially offset by decreases in contractor expense, promotion and marketing expenses, and performance bonus expense for our revenue-generating professionals.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $45.6 million to $21.6 million at March 31, 2021 from $67.2 million at December 31, 2020. As of March 31, 2021, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Three Months Ended March 31,
Cash Flows (in thousands):	2021	2020
Net cash used in operating activities	$(82,754)	$(56,146)
Net cash used in investing activities	(8,037)	(18,395)
Net cash provided by financing activities	45,082	214,089
Effect of exchange rate changes on cash	155	(143)
Net increase (decrease) in cash and cash equivalents	$(45,554)	$139,405
Operating Activities
Net cash used in operating activities totaled $82.8 million for the three months ended March 31, 2021, compared to $56.1 million for the three months ended March 31, 2020. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The increase in cash used in operating activities for the first three months of 2021 compared to the same prior year period was primarily attributable to a decrease in cash collections, partially offset by a decrease in the amount paid for annual performance bonuses in the first quarter of 2021 compared to the first quarter of 2020, a decrease in payments to employees for salaries and related benefits, and a decrease in selling, general and administrative expenses during the first three months of 2021 compared to the first three months of 2020.
Investing Activities
Net cash used in investing activities was $8.0 million and $18.4 million for the three months ended March 31, 2021 and 2020, respectively.
The use of cash in the first three months of 2021 primarily consisted of $6.0 million for the purchase of a business; $1.4 million for payments related to internally developed software; and $0.6 million for purchases of property and equipment, primarily related to purchases of leasehold improvements for certain office spaces and computers and related equipment.
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

We estimate that cash utilized for purchases of property and equipment and software development in 2021 will total approximately $12 million to $18 million; primarily consisting of leasehold improvements for certain office locations, software development costs, and information technology equipment.
Financing Activities
Net cash provided by financing activities was $45.1 million and $214.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
During the first three months of 2021, we borrowed $89.0 million, primarily to fund our annual performance bonus payment, and made repayments on our borrowings of $24.1 million. Additionally, during the first three months of 2021, we repurchased and retired $11.5 million of our common stock under our 2020 Share Repurchase Program, as defined below.

During the first three months of 2020, we borrowed $281.0 million under our credit facility, including $125.0 million prior to March 31, 2020 to maintain excess cash and support liquidity during the period of uncertainty created by the COVID-19 pandemic, as well as to fund our annual performance bonus payment. During the first quarter of 2020, we made repayments on our borrowings of $38.1 million. Additionally, we repurchased and retired $20.9 million of our common stock under our 2015 Share Repurchase Program, as defined below, and settled $1.2 million of share repurchases that were accrued as of December 31, 2019.
Share Repurchase Program
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
Under the 2020 Share Repurchase Program, we repurchased and retired 245,718 shares for $13.2 million in the first quarter of 2021 of which $1.7 million settled in the second quarter of 2021. As of March 31, 2021, $31.8 million remained available for share repurchases.
Financing Arrangements
At March 31, 2021, we had $265.0 million outstanding under our senior secured credit facility and $3.2 million outstanding under a promissory note, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At March 31, 2021 and December 31, 2020, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of March 31, 2021 was 2.64 to 1.00, compared to 1.94 to 1.00 as of December 31, 2020. Our Consolidated Interest Coverage Ratio as of March 31, 2021 was 13.00 to 1.00, compared to 12.51 to 1.00 as of December 31, 2020.
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

Principal borrowings outstanding under the Amended Credit Agreement at March 31, 2021 and December 31, 2020 totaled $265.0 million and $200.0 million, respectively. These borrowings carried a weighted average interest rate of 2.4% at March 31, 2021 and 2.5% at December 31, 2020, including the impact of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2021, we had outstanding letters of credit totaling $0.8 million, which are primarily used as security deposits for our office facilities. As of March 31, 2021, the unused borrowing capacity under the revolving credit facility was $334.2 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At March 31, 2021, the outstanding principal amount of the promissory note was $3.2 million, and the aircraft had a carrying amount of $4.3 million. At December 31, 2020, the outstanding principal amount of the promissory note was $3.3 million, and the aircraft had a carrying amount of $4.4 million.
For further information, see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements.
Future Financing Needs
Our current primary financing need is to support our operations during the COVID-19 pandemic. The pandemic has created significant volatility and uncertainty in the economy, which could limit our access to capital resources and could increase our borrowing costs. In order to support our liquidity during the pandemic, we took proactive measures to increase available cash on hand, including, but not limited to, borrowing under our senior secured credit facility in the first quarter of 2020 and reducing discretionary operating and capital expenses. To further support our liquidity, we elected to defer the deposit of our employer portion of social security taxes beginning in April 2020 and through December 2020, which we expect to pay in equal installments in the fourth quarters of 2021 and 2022, as provided for under the
CARES Act. Our long-term financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures. We believe our internally generated liquidity, together with our available cash, and the borrowing capacity available under our revolving credit facility will be adequate to support our current financing needs and long-term growth strategy. Our ability to secure additional financing, if needed, in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, borrowings outstanding under our senior secured credit facility totaled $265.0 million compared to $200.0 million at December 31, 2020. See the "Liquidity and Capital Resources" section above and Note 7 "Financing Arrangements" within the notes to our consolidated financial statements for additional information on our outstanding borrowings as of March 31, 2021. There have been no other material changes to our contractual obligations since December 31, 2020.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting

Policies" in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our other critical accounting policies during the first three months of 2021.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 "New Accounting Pronouncements" within the notes to the consolidated financial statements for information on new accounting pronouncements.
SUBSEQUENT EVENTS
Healthcare Group Hiring
On April 5, 2021, we hired approximately 300 full-time equivalent professionals within our Healthcare operating segment. These additional professionals will expand our capacity to provide revenue cycle billing, collections, insurance verification and charge integrity services to our healthcare clients. These professionals will serve new and existing clients in our Healthcare managed services solution, including serving under a short-term contract with an existing client which we entered into in connection with this group hire. The hiring of these professionals is not significant to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At March 31, 2021, we had borrowings outstanding under the credit facility totaling $265.0 million that carried a weighted average interest rate of 2.4%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $0.7 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps outstanding at March 31, 2021. At December 31, 2020, we had borrowings outstanding under the credit facility totaling $200.0 million that carried a weighted average interest rate of 2.5% including the impact of the interest rate swaps described below. As of December 31, 2020, these variable rate borrowings were fully hedged against changes in interest rates by the interest rate swaps, which have a notional amount of $200.0 million. A hypothetical 100 basis point change in the interest rate would have had no impact on our pretax income, on an annualized basis, including the effect of the interest rate swaps.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At March 31, 2021, the outstanding principal amount of the promissory note was $3.2 million and carried an interest rate of 2.1%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income. At December 31, 2020, the outstanding principal amount of the promissory note was $3.3 million and carried an interest rate of 2.1%. A hypothetical 100 basis point change in the interest rate as of December 31, 2020 would not have had a material effect on our pretax income.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have an investment in the form of 1.69% convertible debt in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of March 31, 2021, the fair value of the investment was $58.0 million, with a total cost basis of $40.9 million. At December 31, 2020, the fair value of the investment was $64.4 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in Medically Home Group, Inc., a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of March 31, 2021 and December 31, 2020, the carrying value of the investment was $6.7 million, with a total cost basis of $5.0 million. Following our purchase, we have not identified any impairment of our investment.
See Note 10 “Fair Value of Financial Instruments” for further information on our long-term investments in Shorelight Holdings, LLC and Medically Home Group, Inc.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities
Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, we completed the implementation of a new cloud-based enterprise resource planning (“ERP”) system which replaced much of our existing core financial, operating, and human resource systems. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management, and provide timely information to our management team. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system.
The implementation of the ERP system and related changes described above are changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
See Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 23, 2021, for a complete description of the material risks we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2021, we reacquired 165,203 shares of common stock with a weighted average fair market value of $51.47 as a result of such tax withholdings.
We currently have a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021 (the "2020 Share Repurchase Program"). The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
January 1, 2021 - January 31, 2021	10,479	$58.94	—	$44,974,137
February 1, 2021 - February 28, 2021	95	$58.95	—	$44,974,137
March 1, 2021 - March 31, 2021	400,347	$52.59	245,718	$31,791,094
Total	410,921	$52.76	245,718
(1)The number of shares repurchased included 10,479 shares in January 2021, 95 shares in February 2021, and 154,629 shares in March 2021 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the 2020 Share Repurchase Program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Form of Retention Bonus Agreement			8-K		10.1	4/16/2021
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	May 4, 2021	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer