Form 10-Q
period 2021-06-30
Huron Consulting Group Inc.
filed 2021-07-30
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 22, 2021, 22,445,893 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$12,982	$67,177
Receivables from clients, net of allowances of $8,809 and $7,680, respectively	116,091	87,687
Unbilled services, net of allowances of $3,214 and $2,603, respectively	90,119	53,959
Income tax receivable	1,811	5,121
Prepaid expenses and other current assets	14,642	16,569
Total current assets	235,645	230,513
Property and equipment, net	31,271	29,093
Deferred income taxes, net	4,745	4,191
Long-term investments	66,639	71,030
Operating lease right-of-use assets	36,575	39,360
Other non-current assets	64,488	62,068
Intangible assets, net	18,957	20,483
Goodwill	597,552	594,237
Total assets	$1,055,872	$1,050,975
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,318	$648
Accrued expenses and other current liabilities	19,822	14,874
Accrued payroll and related benefits	90,158	133,830
Current maturities of long-term debt	551	499
Current maturities of operating lease liabilities	9,598	8,771
Deferred revenues	19,182	28,247
Total current liabilities	145,629	186,869
Non-current liabilities:
Deferred compensation and other liabilities	46,843	47,131
Long-term debt, net of current portion	267,502	202,780
Operating lease liabilities, net of current portion	57,324	61,825
Deferred income taxes, net	436	428
Total non-current liabilities	372,105	312,164
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,877,563 and 25,346,916 shares issued at June 30, 2021 and December 31, 2020, respectively	243	246
Treasury stock, at cost, 2,445,818 and 2,584,119 shares at June 30, 2021 and December 31, 2020, respectively	(135,364)	(129,886)
Additional paid-in capital	429,084	454,512
Retained earnings	232,211	214,009
Accumulated other comprehensive income	11,964	13,061
Total stockholders’ equity	538,138	551,942
Total liabilities and stockholders’ equity	$1,055,872	$1,050,975
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues and reimbursable expenses:
Revenues	$230,126	$217,857	$433,339	$440,476
Reimbursable expenses	3,252	2,970	5,186	22,273
Total revenues and reimbursable expenses	233,378	220,827	438,525	462,749
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	161,526	149,514	309,641	305,762
Amortization of intangible assets and software development costs	910	1,334	1,835	2,635
Reimbursable expenses	3,316	2,866	5,319	22,255
Total direct costs and reimbursable expenses	165,752	153,714	316,795	330,652
Operating expenses and other losses (gains), net
Selling, general and administrative expenses	45,190	44,857	84,956	88,303
Restructuring charges	861	109	1,489	1,718
Litigation and other losses (gains)	—	—	42	(150)
Depreciation and amortization	5,446	6,193	10,874	12,307
Goodwill impairment charges	—	—	—	59,816
Total operating expenses and other losses (gains), net	51,497	51,159	97,361	161,994
Operating income (loss)	16,129	15,954	24,369	(29,897)
Other income (expense), net:
Interest expense, net of interest income	(2,029)	(2,916)	(3,748)	(5,257)
Other income (expense), net	2,151	3,948	2,571	(1,348)
Total other income (expense), net	122	1,032	(1,177)	(6,605)
Income (loss) from continuing operations before taxes	16,251	16,986	23,192	(36,502)
Income tax expense (benefit)	3,454	3,414	4,990	(7,801)
Net income (loss) from continuing operations	12,797	13,572	18,202	(28,701)
Loss from discontinued operations, net of tax	—	(25)	—	(60)
Net income (loss)	$12,797	$13,547	$18,202	$(28,761)
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.59	$0.62	$0.84	$(1.31)
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.59	$0.62	$0.84	$(1.32)
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.59	$0.61	$0.82	$(1.31)
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.59	$0.61	$0.82	$(1.32)
Weighted average shares used in calculating earnings (loss) per share:
Basic	21,555	21,869	21,743	21,848
Diluted	21,871	22,116	22,105	21,848
Comprehensive income (loss):
Net income (loss)	$12,797	$13,547	$18,202	$(28,761)
Foreign currency translation adjustments, net of tax	82	104	482	(675)
Unrealized gain (loss) on investment, net of tax	1,422	(5,678)	(3,226)	(5,936)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	218	(1,705)	1,647	(3,390)
Other comprehensive income (loss)	1,722	(7,279)	(1,097)	(10,001)
Comprehensive income (loss)	$14,519	$6,268	$17,105	$(38,762)
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	24,698,499	$247	(2,887,999)	$(134,611)	$445,711	$219,414	$10,242	$541,003
Comprehensive income						12,797	1,722	14,519
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	21,820	—	(9,091)	(605)	605			—
Exercise of stock options	6,772	—			248			248
Share-based compensation					4,575			4,575
Shares redeemed for employee tax withholdings			(2,843)	(148)				(148)
Share repurchases	(405,363)	(4)			(22,055)			(22,059)
Balance at June 30, 2021	24,321,728	$243	(2,899,933)	$(135,364)	$429,084	$232,211	$11,964	$538,138

Balance at March 31, 2020	24,559,854	$246	(2,780,835)	$(128,366)	$444,974	$195,541	$12,214	524,609
Comprehensive income						13,547	(7,279)	6,268
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	19,582	—	(4,157)	(196)	196			—
Exercise of stock options	6,800	—			178			178
Share-based compensation					5,043			5,043
Shares redeemed for employee tax withholdings			(1,806)	(84)				(84)
Balance at June 30, 2020	24,586,236	$246	(2,786,798)	$(128,646)	$450,391	$209,088	$4,935	$536,014

	Six Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	24,560,855	$246	(2,812,896)	$(129,886)	$454,512	$214,009	$13,061	$551,942
Comprehensive income						18,202	(1,097)	17,105
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	398,551	4	81,009	3,173	(3,177)			—
Exercise of stock options	13,403	—			422			422
Share-based compensation					12,563			12,563
Shares redeemed for employee tax withholdings			(168,046)	(8,651)				(8,651)
Share repurchases	(651,081)	(7)			(35,236)			(35,243)
Balance at June 30, 2021	24,321,728	$243	(2,899,933)	$(135,364)	$429,084	$232,211	$11,964	$538,138

Balance at December 31, 2019	24,603,308	$247	(2,763,302)	$(128,348)	$460,781	$237,849	$14,936	$585,465
Comprehensive income						(28,761)	(10,001)	(38,762)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	270,126	2	98,310	6,919	(6,921)			—
Exercise of stock options	26,800	—			646			646
Share-based compensation					16,763			16,763
Shares redeemed for employee tax withholdings			(121,806)	(7,217)				(7,217)
Share repurchases	(313,998)	(3)			(20,878)			(20,881)
Balance at June 30, 2020	24,586,236	$246	(2,786,798)	$(128,646)	$450,391	$209,088	$4,935	$536,014
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$18,202	$(28,761)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	12,923	14,942
Non-cash lease expense	3,301	3,880
Share-based compensation	11,566	14,527
Amortization of debt discount and issuance costs	397	397
Goodwill impairment charges	—	59,816
Allowances for doubtful accounts	—	512
Deferred income taxes	(48)	(15,515)
Loss on sale of business	—	102
Change in fair value of contingent consideration liabilities	42	—
Other, net	(236)	—
Changes in operating assets and liabilities, net of acquisition and divestiture:
(Increase) decrease in receivables from clients, net	(27,749)	(339)
(Increase) decrease in unbilled services, net	(36,088)	(3,059)
(Increase) decrease in current income tax receivable / payable, net	3,366	6,546
(Increase) decrease in other assets	(1,117)	(1,674)
Increase (decrease) in accounts payable and other liabilities	5,038	(2,787)
Increase (decrease) in accrued payroll and related benefits	(42,487)	(53,420)
Increase (decrease) in deferred revenues	(9,080)	6,638
Net cash provided by (used in) operating activities	(61,970)	1,805
Cash flows from investing activities:
Purchases of property and equipment, net	(5,439)	(4,417)
Purchase of investment securities	—	(13,000)
Investment in life insurance policies	(77)	(1,540)
Purchase of business	(5,886)	—
Capitalization of internally developed software costs	(2,508)	(5,184)
Proceeds from sale of property and equipment	158	—
Net cash used in investing activities	(13,752)	(24,141)
Cash flows from financing activities:
Proceeds from exercises of stock options	422	646
Shares redeemed for employee tax withholdings	(8,651)	(7,217)
Share repurchases	(35,243)	(22,115)
Proceeds from bank borrowings	139,000	283,000
Repayments of bank borrowings	(74,270)	(160,263)
Net cash provided by financing activities	21,258	94,051
Effect of exchange rate changes on cash	269	(107)
Net increase (decrease) in cash and cash equivalents	(54,195)	71,608
Cash and cash equivalents at beginning of the period	67,177	11,604
Cash and cash equivalents at end of the period	$12,982	$83,212
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable, accrued expenses and accrued payroll and related benefits	$3,315	$2,070
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$1,397
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2021 and 2020. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2021. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
During the first quarter of 2021, we identified an error on our previously reported consolidated balance sheet as of December 31, 2020 related to the classification between receivables from clients, unbilled services, and deferred revenues. Our consolidated balance sheet as of December 31, 2020 presented herein has been revised to reflect the correction of this error. The results of this correction on our consolidated balance sheet were a decrease in unbilled services of $7.2 million, an increase in receivables from clients of $0.7 million, and a decrease in deferred revenues of $6.5 million. This error had no impact on our consolidated statement of operations and other comprehensive income and consolidated statements of cash flows for any current or prior period. We evaluated the materiality of this error from both quantitative and qualitative perspectives and concluded that the impact of the error was not material to the financial statements for the year ended December 31, 2020.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2021.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2020:
Goodwill	$636,810	$308,935	$104,384	$1,050,129
Accumulated impairment losses	(208,081)	(247,811)	—	(455,892)
Goodwill, net as of December 31, 2020	428,729	61,124	104,384	594,237
Goodwill recorded in connection with a business acquisition (1)	—	3,315	—	3,315
Goodwill, net as of June 30, 2021	$428,729	$64,439	$104,384	$597,552
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
First Quarter 2020 Goodwill Impairment Charges
The worldwide spread of the COVID-19 pandemic in the first quarter of 2020 created significant volatility, uncertainty and disruption to the global economy. From the onset of the COVID-19 pandemic, we closely monitored the impact it could have on all aspects of our business, including how we expect it to negatively impact our clients, employees and business partners. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expected it to have an unfavorable impact on sales, increase uncertainty in the backlog and negatively impact full year 2020 results. The services provided by our Strategy and Innovation and Life Sciences reporting units within our Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities, which may be considered by our clients to be more discretionary in nature, and the duration of the projects within these practices are typically short-term. Therefore, at the onset of the COVID-19 pandemic in the U.S. and due to the uncertainty caused by the pandemic, we were cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the
COVID-19 pandemic, during the first quarter of 2020 we believed it was more likely than not that the fair value of these two reporting units no longer exceeded their carrying values and performed an interim impairment test on both reporting units as of March 31, 2020.
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
Intangible Assets
Intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following:

		As of June 30, 2021		As of December 31, 2020
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$71,465	$54,833	$73,629	$56,232
Trade names	6	6,000	4,653	6,130	4,287
Technology and software	5	5,800	5,509	5,800	5,380
Non-competition agreements	5	1,880	1,330	2,090	1,541
Customer contracts	2	800	663	800	526
Total		$85,945	$66,988	$88,449	$67,966
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
Intangible asset amortization expense was $2.3 million and $3.2 million for the three months ended June 30, 2021 and 2020, respectively; and $4.7 million and $6.4 million for the six months ended June 30, 2021 and 2020. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of June 30, 2021.

Year Ending December 31,	Estimated Amortization Expense
2021	$9,059
2022	$6,878
2023	$4,231
2024	$1,384
2025	$566
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Revenues
For the three months ended June 30, 2021 and 2020, we recognized revenues of $230.1 million and $217.9 million, respectively. Of the $230.1 million recognized in the second quarter of 2021, we recognized revenues of $15.7 million from obligations satisfied, or partially satisfied, in prior periods, of which $13.5 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $2.2 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments. Of the $217.9 million recognized in the second quarter of 2020, we recognized revenues of $5.6 million from obligations satisfied, or partially satisfied, in prior periods, of which $4.0 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments and $1.6 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements.
For the six months ended June 30, 2021 and 2020, we recognized revenues of $433.3 million and $440.5 million, respectively. Of the $433.3 million recognized in the first six months of 2021, we recognized revenues of $20.8 million from obligations satisfied, or partially satisfied, in prior periods, of which $13.9 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $6.9 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments. Of the $440.5 million recognized in the first six months of 2020, we recognized revenues of $10.0 million from obligations satisfied, or partially satisfied, in prior periods, of which $6.2 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.8 million was primarily due to the release of allowances on unbilled services as a result of securing contract amendments.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
As of June 30, 2021, we had $66.7 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $66.7 million of performance obligations, we expect to recognize approximately $29.2 million as revenue in 2021, $23.1 million in 2022, and the remaining $14.4 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of June 30, 2021 and December 31, 2020 was $25.8 million and $17.3 million, respectively. The $8.5 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of June 30, 2021 and December 31, 2020, was $19.2 million and $28.2 million, respectively. The $9.0 million decrease primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and six months ended June 30, 2021, $5.2 million and $26.0 million of revenues recognized were included in the deferred revenue balance as of December 31, 2020.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
6. Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. Such securities or other contracts include unvested restricted stock awards, unvested restricted stock units, and outstanding common stock options, to the extent dilutive. In periods for which we report a net loss from continuing operations, diluted weighted average common shares outstanding excludes all potential common stock equivalents as their impact on diluted net loss from continuing operations per share would be anti-dilutive.
Earnings (loss) per share under the basic and diluted computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$12,797	$13,572	$18,202	$(28,701)
Loss from discontinued operations, net of tax	—	(25)	—	(60)
Net income (loss)	$12,797	$13,547	$18,202	$(28,761)

Weighted average common shares outstanding – basic	21,555	21,869	21,743	21,848
Weighted average common stock equivalents	316	247	362	—
Weighted average common shares outstanding – diluted	21,871	22,116	22,105	21,848

Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.59	$0.62	$0.84	$(1.31)
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.59	$0.62	$0.84	$(1.32)

Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.59	$0.61	$0.82	$(1.31)
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income (loss)	$0.59	$0.61	$0.82	$(1.32)
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were as follows:

	As of June 30,
	2021	2020
Unvested restricted stock awards	27	58
Total anti-dilutive securities	27	58
In November 2020, our board of directors authorized a share repurchase program (the “2020 Share Repurchase Program”) permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The 2020 Share Repurchase Program was authorized subsequent to the expiration of our prior share repurchase program (the “2015 Share Repurchase Program”) on October 31, 2020. The 2015
Share Repurchase Program permitted us to repurchase up to $125 million of our common stock through October 31, 2020. During the third quarter of 2021, our board of directors authorized an extension of the 2020 Share Repurchase Program through December 31, 2022 and increased the authorized amount from $50 million to $100 million.The amount and timing of repurchases under both share repurchase programs were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. All shares repurchased and retired are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
In the three and six months ended June 30, 2021, we repurchased and retired 405,363 and 651,081 shares for $22.1 million and $35.2 million, respectively, under the 2020 Share Repurchase Program. In the first quarter of 2020, we repurchased 313,998 shares for $20.9 million under the 2015 Share Repurchase Program. Additionally, in the first quarter of 2020, we settled the repurchase of 18,000 shares for $1.2 million that were accrued as of December 31, 2019. No shares were repurchased in the second quarter of 2020. As of June 30, 2021, $9.7 million remained available for share repurchases under our 2020 Share Repurchase Program.
7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	June 30, 2021	December 31, 2020
Senior secured credit facility	$265,000	$200,000
Promissory note due 2024	3,053	3,279
Total long-term debt	$268,053	$203,279
Current maturities of long-term debt	(551)	(499)
Long-term debt, net of current portion	$267,502	$202,780
Below is a summary of the scheduled remaining principal payments of our debt as of June 30, 2021.

Principal Payments of Long-Term Debt
2021	$273
2022	$559
2023	$575
2024	$266,646
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At June 30, 2021, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.80 to 1.00 and a Consolidated Interest Coverage Ratio of 13.83 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at June 30, 2021 totaled $265.0 million. These borrowings carried a weighted average interest rate of 2.4%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity." Borrowings outstanding under the Amended Credit Agreement at December 31, 2020 were $200.0 million and carried a weighted average interest rate of 2.5%, including the effect of the interest rate swaps. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2021, we had outstanding letters of credit totaling $0.7 million, which are used as security deposits for our office facilities. As of June 30, 2021, the unused borrowing capacity under the revolving credit facility was $334.3 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we pay interest on the outstanding principal amount at a rate of one month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At June 30, 2021, the outstanding principal amount of the promissory note was $3.1 million, and the aircraft had a carrying amount of $4.1 million. At December 31, 2020, the outstanding principal amount of the promissory note was $3.3 million, and the aircraft had a carrying amount of $4.4 million.
8. Restructuring Charges
Restructuring charges for the three and six months ended June 30, 2021 were $0.9 million and $1.5 million, respectively, and primarily related to rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for vacated office spaces.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the six months ended June 30, 2021.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2020	$2,447	$84	$893	$3,424
Additions	4	—	200	204
Payments	(2,438)	(67)	(266)	(2,771)
Adjustments	(3)	—	—	(3)
Balance as of June 30, 2021	$10	$17	$827	$854
The restructuring charge liability related to employee costs at June 30, 2021 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits. The employee related payments made in the first six months of 2021 primarily related to the fourth quarter 2020 restructuring plan. The restructuring charge liability related to office space reductions at June 30, 2021 is included as a component of accrued expenses and other current liabilities. The $0.8 million other restructuring charge liability at June 30, 2021 is primarily related to the termination of a third-party advisor agreement and is expected to be paid over the next 19 months and is included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities.
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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated these derivative instruments as cash flow hedges. Therefore, changes in the fair value of the derivative instruments are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense upon settlement. As of June 30, 2021, it was anticipated that $1.7 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The table below sets forth additional information relating to the interest rate swaps designated as a cash flow hedging instrument as of June 30, 2021 and December 31, 2020.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	June 30, 2021	December 31, 2020
Accrued expenses and other current liabilities	$2,046	$2,100
Deferred compensation and other liabilities	$1,086	$3,297
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
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	Level 1	Level 2	Level 3	Total
June 30, 2021
Assets:
Convertible debt investment	$—	$—	$59,972	$59,972
Deferred compensation assets	—	37,047	—	37,047
Total assets	$—	$37,047	$59,972	$97,019
Liabilities:
Interest rate swaps	$—	$3,132	$—	$3,132
Contingent consideration for business acquisition	—	—	1,812	1,812
Total liabilities	$—	$3,132	$1,812	$4,944
December 31, 2020
Assets:
Convertible debt investment	$—	$—	$64,364	$64,364
Deferred compensation assets	—	34,056	—	34,056
Total assets	$—	$34,056	$64,364	$98,420
Liabilities:
Interest rate swaps	$—	$5,397	$—	$5,397
Contingent consideration for business acquisition	—	—	1,770	$1,770
Total liabilities	$—	$5,397	$1,770	$7,167
Interest rate swaps: The fair values of our interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and a discount rate reflecting the risks involved. Refer to Note 9 “Derivative Instruments and Hedging Activity” for additional information on our interest rate swaps.
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2024, the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 22.5% and 24.0% as of June 30, 2021 and December 31, 2020, respectively; and the concluded equity volatility of 45.0% as of both June 30, 2021 and December 31, 2020, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investments on our consolidated balance sheets.
The table below sets forth the changes in the balance of the convertible debt investment for the six months ended June 30, 2021.

Convertible Debt Investment
Balance as of December 31, 2020	$64,364
Change in fair value of convertible debt investment	(4,392)
Balance as of June 30, 2021	$59,972
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
Contingent consideration for business acquisition: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which typically reflects a risk-free rate, and was 2.39% and 2.41% as of June 30, 2021 and December 31, 2020, respectively. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the six months ended June 30, 2021.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2020	1,770
Change in fair value of contingent consideration for business acquisition	42
Balance as of June 30, 2021	$1,812
Financial assets and liabilities not recorded at fair value are as follows:
Preferred Stock Investment
In the fourth quarter of 2019, we invested $5.0 million, in the form of preferred stock, in Medically Home Group, Inc. ("Medically Home"), a healthcare technology-enabled services company. To determine the appropriate accounting treatment for our investment, we performed a VIE analysis and concluded that Medically Home does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the preferred stock is not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment for our investment in Medically Home to be that of an equity security with no readily determinable fair value. We elected to apply the measurement alternative at the time of the purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment in Medically Home. On a quarterly basis, we review the information available to determine whether an orderly and observable transaction for the same or similar equity instrument occurred, and remeasure the fair value of the preferred stock using such identified transactions, with changes in the fair value recorded in consolidated statement of operations. During the six months ended June 30, 2021, there has been no impairment, nor any observable price change related to our investment. As of June 30, 2021, the carrying amount of our preferred stock investment was $6.7 million.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
11. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$82	$—	$82	$104	$—	$104
Unrealized gain (loss) on investment	$1,936	$(514)	$1,422	$(7,670)	$1,992	$(5,678)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(305)	$78	$(227)	$(2,640)	$686	$(1,954)
Reclassification adjustments into earnings	601	(156)	445	337	(88)	249
Net unrealized gain (loss)	$296	$(78)	$218	$(2,303)	$598	$(1,705)
Other comprehensive income (loss)	$2,314	$(592)	$1,722	$(9,869)	$2,590	$(7,279)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$482	$—	$482	$(675)	$—	$(675)
Unrealized gain (loss) on investment	$(4,392)	$1,166	$(3,226)	$(8,018)	$2,082	$(5,936)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$884	$(259)	$625	$(4,912)	$1,276	$(3,636)
Reclassification adjustments into earnings	1,381	(359)	1,022	333	(87)	246
Net unrealized gain (loss)	$2,265	$(618)	$1,647	$(4,579)	$1,189	$(3,390)
Other comprehensive income (loss)	$(1,645)	$548	$(1,097)	$(13,272)	$3,271	$(10,001)
The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2020	$(218)	$17,205	$(3,926)	$13,061
Current period change	482	(3,226)	1,647	(1,097)
Balance, June 30, 2021	$264	$13,979	$(2,279)	$11,964

12. Income Taxes
For the three months ended June 30, 2021, our effective tax rate was 21.3% as we recognized income tax expense from continuing operations of $3.5 million on income from continuing operations of $16.3 million. The effective tax rate of 21.3% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit related to electing the Global Intangible Low- Taxed Income (“GILTI”) high-tax exclusion retroactively for the 2018 tax year. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. This favorable item was partially offset by certain nondeductible expense items.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
For the three months ended June 30, 2020, our effective tax rate was 20.1% as we recognized an income tax expense from continuing operations of $3.4 million on income from continuing operations of $17.0 million. The effective tax rate of 20.1% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to the current year-to-date pre-tax losses and the impact during the quarter of certain nondeductible expense items, including the nondeductible portion of the goodwill impairment charges, based on the attribution of those expenses to the quarter in accordance with the allocation of income tax expense on a current year-to-date basis. The effective tax rate also reflected the positive impact of certain federal tax credits.
For the six months ended June 30, 2021, our effective tax rate was 21.5% as we recognized income tax expense from continuing operations of $5.0 million on income from continuing operations of $23.2 million. The effective tax rate of 21.5% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6% primarily due to the discrete tax benefit related to electing the GILTI high-tax exclusion retroactively for the 2018 tax year and a discrete tax benefit for share-based compensation awards that vested during the first quarter. These favorable items were partially offset by certain nondeductible expense items.
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
The CARES Act, which was signed into law on March 27, 2020, is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property. During 2020, as a result of the CARES Act, we recognized a $1.5 million tax benefit related to the remeasurement of a portion of our income tax receivable for the federal net operating loss incurred in 2018 and the expected federal net operating loss in 2020 that will be carried back to prior year income, both for a refund at the higher, prior year tax rate. As a result of electing the retroactive GILTI high-tax exclusion during 2021, we recognized a $1.0 million tax benefit of which $0.4 million related to carrying back our increased 2018 federal net operating loss to prior year income for a refund at the higher, prior year tax rate.
13. Commitments, Contingencies and Guarantees
Litigation
Oaktree
On November 9, 2018, Huron Consulting Services LLC, a wholly owned subsidiary of Huron, was engaged by Oaktree Medical Centre LLC, a management services organization (“Oaktree”), to perform interim management and financial advisory services. As part of the services, a Huron employee was appointed by Oaktree’s board of directors to serve as Chief Restructuring Officer of Oaktree (the "CRO"). The engagement letter through which Oaktree retained Huron’s services (the "Engagement Letter") states that all disputes or claims are subject to binding arbitration, disclaims special, consequential, incidental and exemplary damages and losses and caps liability to the fees paid for the portion of the engagement giving rise to any liability. On September 19, 2019, Oaktree and certain of its affiliates filed for Chapter 7 liquidation in the U.S. Bankruptcy Court for the Western District of North Carolina, with the cases subsequently transferred to the District of South Carolina. As a result of the bankruptcy filing, a Chapter 7 trustee was appointed to oversee the bankruptcy estates, at which time Huron’s services for Oaktree concluded.
In April 2021, Trustee’s counsel communicated in writing to Huron its intent to pursue various claims against Huron and the CRO, among others, on behalf of the bankruptcy estates related to the services carried out by Huron and the CRO during the engagement. Trustee's counsel has subsequently asserted that certain provisions in the Engagement Letter are unenforceable and/or inapplicable and that Huron and the CRO, among others, did not develop and implement a Chapter 11 restructuring plan on a timely basis and that their failure to do so led to significant damages. We believe the Trustee’s allegations with respect to Huron and the CRO are without merit and will vigorously defend ourselves should any claim arising out of these alleged facts and circumstances be asserted against us by the Trustee. Notwithstanding the foregoing, given the inherent risk and uncertainty associated with all litigation, we cannot estimate the potential liability with respect to such allegations at this time.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation or legal proceeding or subject to any claim that, in the current opinion of management, could reasonably be expected to have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.
Guarantees
Guarantees in the form of letters of credit totaling $0.7 million and $1.6 million were outstanding at June 30, 2021 and December 31, 2020, respectively, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of June 30, 2021 and December 31, 2020, the total estimated fair value of our outstanding contingent consideration liability was $1.8 million.
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
The table below sets forth information about our operating segments for the three and six months ended June 30, 2021 and 2020, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Healthcare:
Revenues	$101,357	$85,356	$181,079	$180,934
Operating income	$27,624	$21,171	$48,108	$45,221
Segment operating income as a percentage of segment revenues	27.3%	24.8%	26.6%	25.0%
Business Advisory:
Revenues	$70,908	$70,470	$143,775	$135,375
Operating income	$14,315	$16,684	$27,392	$26,526
Segment operating income as a percentage of segment revenues	20.2%	23.7%	19.1%	19.6%
Education:
Revenues	$57,861	$62,031	$108,485	$124,167
Operating income	$13,770	$16,128	$22,423	$29,244
Segment operating income as a percentage of segment revenues	23.8%	26.0%	20.7%	23.6%
Total Company:
Revenues	$230,126	$217,857	$433,339	$440,476
Reimbursable expenses	3,252	2,970	5,186	22,273
Total revenues and reimbursable expenses	$233,378	$220,827	$438,525	$462,749

Segment operating income	$55,709	$53,983	$97,923	$100,991
Items not allocated at the segment level:
Other operating expenses	34,325	31,638	63,162	58,784
Litigation and other losses (gains)	—	—	42	(150)
Depreciation and amortization	5,255	6,391	10,350	12,438
Goodwill impairment charges[1]	—	—	—	59,816
Other expense (income), net	(122)	(1,032)	1,177	6,605
Income (loss) from continuing operations before taxes	$16,251	$16,986	$23,192	$(36,502)
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three and six months ended June 30, 2021 and 2020.
In conjunction with our continuous evaluation of the appropriate level of disaggregation of revenues as our business evolves and in consideration of a group hire of approximately 300 employees in our Healthcare Managed Services solution within our Healthcare segment in the second quarter of 2021, we began assessing our operating performance by the following three employee types: billable consultants, full-time equivalents, and Healthcare Managed Services employees. The disaggregation of revenues by employee type previously reported for the three and six months ended June 30, 2020 was revised below to reflect this change. This change has no impact on our consolidated total revenues or total revenues by segment.

	Three Months Ended June 30, 2021
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$55,095	$31,350	$17,886	$104,331
Time and expense	18,039	35,988	33,039	87,066
Performance-based	23,061	1,517	—	24,578
Software support, maintenance and subscriptions	5,162	2,053	6,936	14,151
Total	$101,357	$70,908	$57,861	$230,126

Employee Type (1)
Revenue generated by billable consultants	$66,810	$66,051	$49,291	$182,152
Revenue generated by full-time equivalents	20,498	4,857	8,570	33,925
Revenue generated by Healthcare Managed Services employees	14,049	—	—	14,049
Total	$101,357	$70,908	$57,861	$230,126

Timing of Revenue Recognition
Revenue recognized over time	$99,884	$70,908	$57,861	$228,653
Revenue recognized at a point in time	1,473	—	—	1,473
Total	$101,357	$70,908	$57,861	$230,126

	Six Months Ended June 30, 2021
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$103,390	$61,231	$33,145	$197,766
Time and expense	29,414	73,621	61,823	164,858
Performance-based	37,730	4,926	—	42,656
Software support, maintenance and subscriptions	10,545	3,997	13,517	28,059
Total	$181,079	$143,775	$108,485	$433,339

Employee Type (1)
Revenue generated by billable consultants	$118,555	$135,898	$91,819	$346,272
Revenue generated by full-time equivalents	40,727	7,877	16,666	65,270
Revenue generated by Healthcare Managed Services employees	21,797	—	—	21,797
Total	$181,079	$143,775	$108,485	$433,339

Timing of Revenue Recognition
Revenue recognized over time	$178,648	$143,775	$108,485	$430,908
Revenue recognized at a point in time	2,431	—	—	2,431
Total	$181,079	$143,775	$108,485	$433,339

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2020
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$50,803	$27,374	$11,397	$89,574
Time and expense	14,029	40,264	44,568	98,861
Performance-based	14,480	1,586	695	16,761
Software support, maintenance and subscriptions	6,044	1,246	5,371	12,661
Total	$85,356	$70,470	$62,031	$217,857

Employee Type (1)
Revenue generated by billable consultants	$55,249	$67,269	$53,187	$175,705
Revenue generated by full-time equivalents	22,821	3,201	8,844	34,866
Revenue generated by Healthcare Managed Services employees	7,286	—	—	7,286
Total	$85,356	$70,470	$62,031	$217,857

Timing of Revenue Recognition
Revenue recognized over time	$84,941	$70,470	$62,030	$217,441
Revenue recognized at a point in time	415	—	1	416
Total	$85,356	$70,470	$62,031	$217,857

	Six Months Ended June 30, 2020
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$106,588	$52,767	$24,572	$183,927
Time and expense	28,762	77,853	88,279	194,894
Performance-based	33,401	2,232	695	36,328
Software support, maintenance and subscriptions	12,183	2,523	10,621	25,327
Total	$180,934	$135,375	$124,167	$440,476

Employee Type (1)
Revenue generated by full-time billable consultants	$117,115	$129,226	$106,623	$352,964
Revenue generated by full-time equivalents	48,749	6,149	17,544	72,442
Revenue generated by Healthcare Managed Services employees	15,070	—	—	15,070
Total	$180,934	$135,375	$124,167	$440,476

Timing of Revenue Recognition
Revenue recognized over time	$179,400	$135,375	$124,052	$438,827
Revenue recognized at a point in time	1,534	—	115	1,649
Total	$180,934	$135,375	$124,167	$440,476
(1)     Billable consultants consist of our consulting professionals who provide consulting services to our clients and are billable to our clients based on the number of hours worked. Full-time equivalent professionals consist of leadership coaches and their support staff within our Culture and Organizational Excellence solution, consultants who work variable schedules as needed by our clients, and full-time employees who provide software support and maintenance services to our clients. Healthcare Managed Services employees manage and provide revenue cycle billing, collections, insurance verification and change integrity services to healthcare clients.
At June 30, 2021, one client in our Healthcare segment had a total receivable and unbilled services balance that accounted for 10.4%of our combined balance of receivables from clients, net and unbilled services, net. The outstanding balance for this client is the result of outstanding invoices due in the normal course of the contract payment terms and services performed in advance of the contract billing schedule. At December 31, 2020, no single client accounted for greater than 10% of our combined balance of receivables from clients, net

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
and unbilled services, net. During the three and six months ended June 30, 2021 and 2020, no single client generated greater than 10% of our consolidated revenues.

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
Coronavirus (COVID-19)
The worldwide spread of COVID-19 beginning in 2020 has created significant volatility, uncertainty and disruption to the global economy. This pandemic has had an unfavorable impact on aspects of our business, operations, and financial results, and has caused us to significantly change the way we operate. Near the end of the first quarter of 2020, we suspended almost all business travel and our employees began working from their homes. While traditionally a majority of the work performed by our revenue-generating professionals occurred at client sites, the nature of the services we provide and enhanced available technology allows our revenue-generating professionals to effectively serve clients in a remote work environment. As state and local governments ease their restrictions, we continue to refine our comprehensive plan to return to our offices and client sites with our people’s safety and the needs of our clients guiding how we implement our phased transition. As of June 30, 2021, our employees continue to primarily work from their homes; however, most of our offices are open and we are providing our employees the flexibility to choose to work remotely, from our offices, or from client sites as needed and in accordance with recommended public health guidelines.
In each of our operating segments, we are working closely with our clients to support them and their ongoing business needs and provide relevant services to address their needs caused by the COVID-19 pandemic. However, since the beginning of the pandemic, some clients reprioritized and delayed projects which negatively impacted demand for certain offerings, particularly within our Healthcare and Education segments. Conversely, the COVID-19 pandemic strengthened demand for other services we provide, such as our cloud-based technology and analytics solutions within our Business Advisory segment and our restructuring and capital advisory solutions provided to organizations in transition also within our Business Advisory segment.
In the second quarter of 2021, we saw strengthened demand for services in our Healthcare and Business Advisory segments. As a result, while total revenues in the first six months of 2021 decreased 1.6% compared to the first six months of 2020, total revenues in the second quarter of 2021 increased 5.6% compared to the second quarter of 2020 and increased 13.2% from the first quarter of 2021, and we expect continued revenue growth in the second half of 2021 compared to the second half of 2020.
In order to support our liquidity during the COVID-19 pandemic, we took proactive measures to increase available cash on hand including, but not limited to, borrowing under our senior secured credit facility in the first quarter of 2020 and reducing discretionary operating and capital spending. In the second, third and fourth quarters of 2020, we made repayments on our borrowings to reduce our total debt outstanding to pre-pandemic levels due to our ability to maintain adequate cash flows from operations and improved clarity around access to capital resources. In the first six months of 2021, we borrowed under our credit facility primarily to fund our annual performance bonus payment. To further support our liquidity during the COVID-19 pandemic, we elected to defer the deposit of our employer portion of social security taxes beginning in April 2020 and through December 31, 2020, as provided for under the CARES Act. These deferred payments are due in equal installments in the fourth quarters of 2021 and 2022. See the “Liquidity and Capital Resources” section below for additional information on these items.
Enterprise Resource Planning System Implementation
In the fourth quarter of 2019, we began the implementation of a new cloud-based enterprise resource planning (“ERP”) system designed to improve the efficiency of our internal finance, human resources, resource planning, and administrative operations. In January 2021, we successfully went live with the new ERP system, and we continue to progress with additional functionality and integrations as scheduled. The implementation progressed on schedule and was not significantly impacted by the COVID-19 pandemic due to the ability of our implementation team to work and collaborate remotely and the enhanced technology and cloud-based nature of our new ERP system. We believe our investment in this new system will position our teams to drive efficiencies and provide more robust management reporting and data analytics to support future growth and the goals and vision of the company.

How We Generate Revenues
A large portion of our revenues is generated by our billable consultants who provide consulting services to our clients and are billable to our clients based on the number of hours worked. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, some of whom work variable schedules as needed by our clients. Full-time equivalent professionals consist of our coaches and their support staff from our Culture and Organizational Excellence solution, consultants who work variable schedules as needed by our clients, and our employees who provide software support and maintenance services to our clients. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. Another portion of our revenue is generated by our Healthcare Managed Services employees within our Healthcare segment. Our Healthcare Managed Services employees manage and provide revenue cycle billing, collections, insurance verification and change integrity services to clients. We refer to our billable consultants, full-time equivalents and Healthcare Managed Services employees as revenue-generating professionals.
Revenues generated by our billable consultants are primarily driven by the number of consultants we employ and their utilization rates, as well as the billing rates we charge our clients. Revenues generated by our other professionals, or full-time equivalents, are largely dependent on the number of consultants we employ, their hours worked, and billing rates charged. Revenues generated by our coaches are largely dependent on the number of coaches we employ and the total value, scope, and terms of the consulting contracts under which they provide services, which are primarily fixed-fee contracts. Revenues generated by our Healthcare Managed Services employees are largely dependent on the number of Healthcare Managed Services employees we employ and the total value, scope and terms of the related contracts.
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
Fixed-fee engagements represented 45.3% and 41.1% of our revenues for the three months ended June 30, 2021 and 2020, respectively, and 45.6% and 41.8% of our revenues for the six months ended June 30, 2021 and 2020, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Culture and Organizational Excellence solution and the portion of our Healthcare Managed Services contracts that are billed under time-and-expense arrangements. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 37.8% and 45.4% of our revenues for the three months ended June 30, 2021 and 2020, respectively, and 38.0% and 44.2% of our revenues for the six months ended June 30, 2021 and 2020, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We recognize revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned and recognizing that estimate over the length of the contract using a proportionate performance approach. Performance-based fee revenues represented 10.7% and 7.7% of our revenues for the three months ended June 30, 2021 and 2020, respectively, and 9.9% and 8.3% of our revenues for the six months ended June 30, 2021 and 2020, respectively. The level of performance-based fees earned may vary based on our clients' risk sharing preferences and the mix of services we provide.
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

Software support, maintenance and subscription revenues represented 6.2% and 5.8% of our revenues for the three months ended June 30, 2021 and 2020, respectively, and 6.5% and 5.7% of our revenues for the six months ended June 30, 2021 and 2020, respectively.
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
In conjunction with our continuous evaluation of the appropriate level of disaggregation of revenues as our business evolves and in consideration of a group hire of approximately 300 employees in our Healthcare Managed Services solution within our Healthcare segment in the second quarter of 2021, we began assessing our operating performance by the following three employee types: billable consultants, full-time equivalents, and Healthcare Managed Services employees. The other operating data previously reported for the three and six months ended June 30, 2020 was revised below to reflect this change. This change has no impact on our consolidated total revenues or total revenues by segment.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Healthcare:
Revenues	$101,357	$85,356	$181,079	$180,934
Operating income	$27,624	$21,171	$48,108	$45,221
Segment operating income as a percentage of segment revenues	27.3%	24.8%	26.6%	25.0%
Business Advisory:
Revenues	$70,908	$70,470	$143,775	$135,375
Operating income	$14,315	$16,684	$27,392	$26,526
Segment operating income as a percentage of segment revenues	20.2%	23.7%	19.1%	19.6%
Education:
Revenues	$57,861	$62,031	$108,485	$124,167
Operating income	$13,770	$16,128	$22,423	$29,244
Segment operating income as a percentage of segment revenues	23.8%	26.0%	20.7%	23.6%
Total Company:
Revenues	$230,126	$217,857	$433,339	$440,476
Reimbursable expenses	3,252	2,970	5,186	22,273
Total revenues and reimbursable expenses	$233,378	$220,827	$438,525	$462,749
Statements of Operations reconciliation:
Segment operating income	$55,709	$53,983	$97,923	$100,991
Items not allocated at the segment level:
Other operating expenses	34,325	31,638	63,162	58,784
Litigation and other losses (gains)	—	—	42	(150)
Depreciation and amortization	5,255	6,391	10,350	12,438
Goodwill impairment charges (1)	—	—	—	59,816
Operating income (loss)	16,129	15,954	24,369	(29,897)
Other income (expense), net	122	1,032	(1,177)	(6,605)
Income (loss) from continuing operations before taxes	16,251	16,986	23,192	(36,502)
Income tax expense (benefit)	3,454	3,414	4,990	(7,801)
Net income (loss) from continuing operations	$12,797	$13,572	$18,202	$(28,701)
Earnings (loss) per share from continuing operations:
Basic	$0.59	$0.62	$0.84	$(1.31)
Diluted	$0.59	$0.61	$0.82	$(1.31)

	Three Months Ended June 30,		Six Months Ended June 30,
Other Operating Data:	2021	2020	2021	2020
Number of billable consultants (at period end) (2):
Healthcare	779	855	779	855
Business Advisory	1,093	943	1,093	943
Education	746	780	746	780
Total	2,618	2,578	2,618	2,578
Average number of billable consultants (for the period) (2):
Healthcare	798	876	808	887
Business Advisory	1,094	925	1,087	922
Education	736	787	734	782
Total	2,628	2,588	2,629	2,591
Billable consultant utilization rate (3):
Healthcare	75.7%	67.6%	71.7%	69.6%
Business Advisory	70.4%	75.8%	69.5%	73.7%
Education	75.2%	73.4%	72.7%	74.8%
Total	73.3%	72.4%	71.1%	72.7%
Billable consultant average billing rate per hour (4):
Healthcare	$251	$208	$233	$212
Business Advisory (5)	$185	$201	$194	$199
Education	$189	$191	$182	$189
Total (5)	$206	$200	$202	$200
Revenue per billable consultant (in thousands):
Healthcare	$84	$63	$147	$132
Business Advisory	$60	$73	$125	$140
Education	$67	$68	$125	$136
Total	$69	$68	$132	$136
Average number of full-time equivalents (for the period) (6):
Healthcare	162	186	158	187
Business Advisory	55	25	45	22
Education	40	60	38	60
Total	257	271	241	269
Revenue per full-time equivalent (in thousands):
Healthcare	$127	$123	$257	$261
Business Advisory	$88	$128	$176	$275
Education	$214	$147	$441	$292
Total	$132	$129	$271	$269
Healthcare Managed Services Employees(7):
Total revenues (in thousands)	$14,049	$7,285	$21,797	$15,069
Average number of Healthcare Managed Services employees (for the period)	431	94	270	93
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
(5)The Business Advisory segment includes operations of Huron Eurasia India. Absent the impact of Huron Eurasia India, the average billing rate per hour for the Business Advisory segment would have been $201 and $220 for the three months ended June 30, 2021 and 2020, respectively; and $211 and $222 for the six months ended June 30, 2021 and 2020, respectively.

Absent the impact of Huron Eurasia India, Huron's consolidated average billing rate per hour would have been $213 and $207 for the three months ended June 30, 2021 and 2020, respectively; and $209 and $208 for the six months ended June 30, 2021 and 2020, respectively.
(6)Consists of coaches and their support staff within our Culture and Organizational Excellence solution, consultants who work variable schedules as needed by our clients, and full-time employees who provide software support and maintenance services to our clients.
(7)Consists of employees who manage and provide revenue cycle billing, collections, insurance verification and change integrity services to our healthcare clients.
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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$230,126	$217,857	$433,339	$440,476
Net income (loss) from continuing operations	$12,797	$13,572	$18,202	$(28,701)
Add back:
Income tax expense (benefit)	3,454	3,414	4,990	(7,801)
Interest expense, net of interest income	2,029	2,916	3,748	5,257
Depreciation and amortization	6,555	7,527	13,106	14,942
Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA)	24,835	27,429	40,046	(16,303)
Add back:
Restructuring and other charges	861	109	1,489	2,567
Litigation and other losses (gains)	—	—	42	(150)
Goodwill impairment charges	—	—	—	59,816
Loss on sale of business	—	—	—	102
Transaction-related expenses	(29)	—	141	—
Foreign currency transaction losses (gains), net	(48)	(81)	355	439
Adjusted EBITDA	$25,619	$27,457	$42,073	$46,471
Adjusted EBITDA as a percentage of revenues	11.1%	12.6%	9.7%	10.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$12,797	$13,572	$18,202	$(28,701)
Weighted average shares - diluted	21,871	22,116	22,105	21,848
Diluted earnings (loss) per share from continuing operations	$0.59	$0.61	$0.82	$(1.31)
Add back:
Amortization of intangible assets	2,289	3,194	4,688	6,403
Restructuring and other charges	861	109	1,489	2,567
Litigation and other losses (gains)	—	—	42	(150)
Goodwill impairment charges	—	—	—	59,816
Loss on sale of business	—	—	—	102
Transaction-related expenses	(29)	—	141	—
Tax effect of adjustments	(827)	(1,940)	(1,685)	(15,349)
Total adjustments, net of tax	2,294	1,363	4,675	53,389
Adjusted net income from continuing operations	$15,091	$14,935	$22,877	$24,688
Adjusted weighted average shares - diluted	21,871	22,116	22,105	22,223
Adjusted diluted earnings per share from continuing operations	$0.69	$0.68	$1.03	$1.11
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
Goodwill impairment charges: We have excluded the effect of the goodwill impairment charges recognized in the first quarter of 2020 as these charges are infrequent events and their exclusion permits comparability with periods that were not impacted by such charges.
Loss on sale of business: We excluded the effect of the loss on sale of a software-based solution within our Business Advisory segment in the first quarter of 2020. Divestitures of businesses are infrequent and are not indicative of the ongoing performance of our business.
Transaction-related expenses: To permit comparability with prior periods, we excluded the impact of third-party legal and accounting fees incurred in the first and second quarters of 2021 related to the acquisition of Unico Solution, Inc. and ForceIQ, Inc., which closed effective February 1, 2021 and November 1, 2020, respectively.
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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenues
Revenues increased $12.3 million, or 5.6%, to $230.1 million for the second quarter of 2021 from $217.9 million for the second quarter of 2020. The increase in revenues is primarily related to strengthened demand for services in our Healthcare and Business Advisory segments as well as the favorable comparison against the second quarter of 2020 for the Healthcare segment, which was more significantly impacted by the COVID-19 pandemic as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic.The increase in revenues is partially offset by a decrease in demand for services in our Education segment during the second quarter of 2021 compared to the second quarter of 2020 as Education segment revenues were not significantly impacted by the COVID-19 pandemic until the second half of 2020.
Of the $12.3 million increase in revenues, $6.8 million was attributable to an increase in revenues generated by our Healthcare Managed Services employees and $6.4 million was attributable to an increase in revenues generated by our billable consultants, partially offset by a $0.9 million decrease in revenues generated by our full-time equivalents.
The increase in Healthcare Managed Services revenues was primarily attributable to an increase in demand for these services, which led to an increase in the average number of managed services employees in the second quarter of 2021 compared to the same prior year period. In the beginning of the second quarter of 2021, we hired approximately 300 employees to expand our capacity to manage and provide revenue cycle billing, collections, insurance verification and change integrity services to our healthcare clients. These employees are serving new and existing clients in our Healthcare Managed Services solution, including serving under a short-term contract with an existing client which we entered into in connection with this group hire.
The increase in billable consultant revenues reflected strengthened demand for services in our Healthcare segment, partially offset by decreases in demand for services in our Education and Business Advisory segments, as discussed below in Segment Results. The overall increase in billable consultant revenues was primarily attributable to overall increases in the average billing rate, the average number of billable consultants, and the consultant utilization rate for the second quarter of 2021 compared to the same prior year period.
The decrease in full-time equivalent revenues was primarily attributable to a decrease in full-time equivalent revenues in our Healthcare segment, partially offset by an increase in full-time equivalent revenues in our Business Advisory segment, as discussed below in Segment Results. The overall decrease in full-time equivalent revenues reflected an overall decrease in the average number of full-time equivalents, partially offset by an overall increase in revenue per full-time equivalent in the second quarter of 2021 compared to the same prior year period.
In most of 2020 and the first quarter of 2021, the COVID-19 pandemic negatively impacted sales and elongated the sales cycle for new opportunities for certain services, particularly within our Healthcare and Education segments as some clients reprioritized or delayed certain projects. During the first half of 2021, we saw an increase in our sales pipeline and the pace of signings in our Healthcare and Education businesses. As the overall demand for our services strengthened in the second quarter of 2021, we expect continued revenue growth in the second half of 2021 compared to the second half of 2020.
Total Direct Costs
Direct costs, excluding amortization of intangible assets and software development costs, increased $12.0 million, or 8.0%, to $161.5 million for the three months ended June 30, 2021, from $149.5 million for the three months ended June 30, 2020. The $12.0 million increase primarily related to an $9.2 million increase in salaries and related expenses for our revenue-generating professionals, a $1.8 million increase in signing, retention and other bonus expense for our revenue-generating professionals, and a $1.7 million increase in performance bonus expense for our revenue-generating professionals. These increases in direct costs were partially offset by a $1.0 million decrease in contractor expense. As a percentage of revenues, direct costs increased to 70.2% during the second quarter of 2021 compared to 68.6% during the second quarter of 2020, primarily due to the increases in salaries and related expenses and signing, retention and other bonus expense for our revenue-generating professionals, as percentages of revenues, partially offset by the decrease in contractor expense.
Total direct costs for the three months ended June 30, 2021 included $0.9 million of amortization expense for internal software development costs and intangible assets, compared to $1.3 million of amortization expense for the same prior year period. Intangible asset amortization included within direct costs for the three months ended June 30, 2021 and 2020 primarily related to technology and software, certain customer relationships and customer contracts acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses increased by $0.3 million, or 0.7%, to $45.2 million in the second quarter of 2021 from $44.9 million in the second quarter of 2020. The overall $0.3 million increase primarily related to a $1.0 million increase in legal expenses, a $0.9 million increase in performance bonus expense for our support personnel, and a $0.6 million increase in software and data hosting expenses. These increases were largely offset by a $1.8 million decrease in deferred compensation expense attributable to the change in the market value of our deferred compensation liability, and a $0.7 million decrease in share-based compensation expense for our support personnel. During the second quarter of

2021, the market value of our deferred compensation liability increased by $2.1 million, compared to a $3.9 million increase in the second quarter of 2020. This $1.8 million decrease in expense is offset by a $1.8 million decrease in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. The decrease in share-based compensation expense primarily related to a decrease in the expected funding of performance-based share awards for our executive officers recorded in the first quarter of 2021. As a percentage of revenues, selling, general and administrative expenses decreased to 19.6% during the second quarter of 2021 compared to 20.6% during the second quarter of 2020. This decrease was primarily attributable to the decrease in deferred compensation expense.
Restructuring charges for the second quarter of 2021 were $0.9 million, compared to $0.1 million for the second quarter of 2020. The $0.9 million of restructuring charges recognized in the second quarter of 2021 primarily related to rent and related expenses, net of sublease income, for vacated office spaces. See Note 8 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Depreciation and amortization expense decreased $0.7 million, or 12.1%, to $5.4 million for the three months ended June 30, 2021 compared to $6.2 million for the three months ended June 30, 2020. The $0.7 million decrease in depreciation and amortization expense was primarily attributable to decreasing amortization expense for customer relationships acquired in business acquisitions due to the accelerated basis of amortization in prior periods, including the customer relationships acquired in our Studer Group acquisition; and customer relationships acquired in other business acquisitions that were fully amortized in prior periods; as well as a decrease in depreciation expense for leasehold improvements and furniture and fixtures related to vacated office spaces. Intangible asset amortization expense included within operating expenses primarily related to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Income
Operating income increased $0.2 million to $16.1 million in the second quarter of 2021 from $16.0 million in the second quarter of 2020 as the increase in revenues was largely offset by the increases in direct costs and selling, general and administrative expenses previously discussed. Operating margin, which is defined as operating income expressed as a percentage of revenues, was 7.0% for the three months ended June 30, 2021 compared to 7.3% for the three months ended June 30, 2020. The decrease in operating margin was primarily attributable to the increases in salaries and related expenses for our revenue-generating professionals and signing, retention and other bonus expense for our revenue-generating professionals, partially offset by the decrease in deferred compensation expense attributable to the change in the market value of our deferred compensation liability and the decrease in contractor expense.
Total Other Income (Expense), Net
Interest expense, net of interest income decreased $0.9 million to $2.0 million in the second quarter of 2021 from $2.9 million in the second quarter of 2020. The decrease in interest expense was primarily attributable to lower levels of borrowing under our credit facility during the second quarter of 2021 compared to the same prior year period. See Note 7 "Financing Arrangements" within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income, net decreased $1.8 million to $2.2 million in the second quarter of 2021 from $3.9 million in the second quarter of 2020. The decrease in other income, net was primarily attributable to the $1.8 million decrease in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability. During the second quarter of 2021, we recognized a $2.1 million gain for the market value of our deferred compensation investments compared to a $3.9 million gain recognized in the second quarter of 2020.
Income Tax Expense
For the three months ended June 30, 2021, our effective tax rate was 21.3% as we recognized income tax expense from continuing operations of $3.5 million on income from continuing operations of $16.3 million. The effective tax rate of 21.3% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit related to electing the Global Intangible Low-Taxed Income ("GILTI") high-tax exclusion retroactively for the 2018 tax year. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. This favorable item was partially offset by certain nondeductible expense items.
For the three months ended June 30, 2020, our effective tax rate was 20.1% as we recognized income tax expense from continuing operations of $3.4 million on income from continuing operations of $17.0 million. The effective tax rate of 20.1% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to the year-to-date pre-tax losses and the impact during the quarter of certain nondeductible expense items, including the nondeductible portion of the goodwill impairment charges, based on the attribution of those expenses to the quarter in accordance with the allocation of income tax expense on a current year-to-date basis. The effective tax rate also reflected the positive impact of certain federal tax credits. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the goodwill impairment charges recognized in the first quarter of 2020.

The CARES Act, which was signed into law on March 27, 2020, is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property. As a result of electing the retroactive GILTI high-tax exclusion during the second quarter of 2021, we recognized a $1.0 million tax benefit of which $0.4 million related to carrying back our increased 2018 federal net operating loss to prior year income for a refund at the higher, prior year tax rate, as provided for under the CARES Act.
See Note 12 "Income Taxes" within the notes to our consolidated financial statements for additional information on our income tax expense.
Net Income from Continuing Operations and Earnings per Share
Net income from continuing operations decreased $0.8 million to $12.8 million for the three months ended June 30, 2021 from $13.6 million for the same period last year. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the second quarter of 2021 was $0.59 compared to $0.61 for the second quarter of 2020.
EBITDA and Adjusted EBITDA
EBITDA decreased $2.6 million to $24.8 million for the three months ended June 30, 2021 from $27.4 million for the three months ended June 30, 2020. Adjusted EBITDA decreased $1.8 million to $25.6 million in the second quarter of 2021 from $27.5 million in the second quarter of 2020. The decrease in EBITDA was primarily attributable to an increase in corporate expenses partially offset by an increase in segment operating income. The decrease in adjusted EBITDA was primarily attributable to an increase in corporate expenses, excluding restructuring charges not allocated at the segment level, partially offset by an increase in segment operating income. See "Segment Results" below for additional information on segment operating income.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income from continuing operations increased $0.2 million to $15.1 million in the second quarter of 2021 compared to $14.9 million in the second quarter of 2020. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $0.69 for the second quarter of 2021, compared to $0.68 for the second quarter of 2020.
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $16.0 million, or 18.7%, to $101.4 million for the second quarter of 2021 from $85.4 million for the second quarter of 2020 due to strengthened demand for services in this segment in the second quarter of 2021 as well as the favorable comparison against the second quarter of 2020, which was more significantly impacted by the COVID-19 pandemic as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic.
During the three months ended June 30, 2021, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 54.3%, 17.8%, 22.8%, and 5.1% of this segment’s revenues, respectively, compared to 59.5%, 16.4%, 17.0%, and 7.1% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $23.1 million for the second quarter of 2021 compared to $14.5 million for the second quarter of 2020. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $16.0 million increase in revenues, $11.5 million was attributable to an increase in revenues from our billable consultants and $6.8 million was attributable to an increase in revenues from our Healthcare Managed Services employees, partially offset by a $2.3 million decrease in revenues from our full-time equivalents.
The increase in revenues attributable to our billable consultants reflected increases in the average billing rate and the consultant utilization rate, partially offset by a decrease in the average number of billable consultants in the second quarter of 2021 compared to the same prior year period. The increase in Healthcare Managed Services revenues was primarily attributable to an increase in demand for these services, which led to an increase in the average number of managed services employees in the second quarter of 2021 compared to the same prior year period. In the beginning of the second quarter of 2021, we hired approximately 300 employees to expand our capacity to manage and provide revenue cycle billing, collections, insurance verification and change integrity services to our healthcare clients. These employees are serving new and existing clients in our Healthcare Managed Services solution, including serving under a short-term contract with an existing client which we entered into in connection with this group hire. The decrease in revenues from our full-time equivalents was primarily driven by a decrease in demand for certain services and a decreased use of contractors and project consultants; and reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent in the second quarter of 2021 compared to the same prior year period.

Operating Income
Healthcare segment operating income increased $6.5 million, or 30.5%, to $27.6 million for the three months ended June 30, 2021 from $21.2 million for the three months ended June 30, 2020. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 27.3% for the second quarter of 2021 from 24.8% in the same period last year. The increase in this segment’s operating margin was primarily attributable to revenue growth that outpaced an increase in salaries and related expenses for our revenue-generating professionals as well as decreases in salaries and related expenses for our support personnel, contractor expense, technology expenses, and amortization of intangible assets included in direct costs. These increases to the operating margin were offset by increases in performance bonus expense for our revenue-generating professionals and signing, retention and other bonus expense for our revenue-generating professionals, as percentages of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $0.4 million, or 0.6%, to $70.9 million for the second quarter of 2021 from $70.5 million for the second quarter of 2020, primarily related to strengthened demand for our cloud-based technology and analytics solutions and our strategy and innovation solutions. Revenues for the second quarter of 2021 included $4.3 million from our acquisitions of ForceIQ and Unico Solutions, which were completed in November 2020 and February 2021, respectively.
During the three months ended June 30, 2021, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 44.2%, 50.8%, 2.1%, and 2.9% of this segment’s revenues, respectively, compared to 38.8%, 57.1%, 2.3%, and 1.8% of this segment's revenues, respectively, for the same prior year period. Performance-based fee revenue was $1.5 million for the second quarter of 2021 compared to $1.6 million for the second quarter of 2020. The level of performance-based fees earned may vary based on our clients’ preferences, the mix of services we provide, and the timing of transactions or milestones.
Of the overall $0.4 million increase in revenues, $1.6 million was attributable to an increase in revenues from our full-time equivalents, partially offset by a $1.2 million decrease in revenues from our billable consultants. The increase in revenues generated by our full-time equivalents was primarily driven by an increased use of contractors and project consultants; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the second quarter of 2021 compared to the same prior year period. The decrease in revenues from our billable consultants reflected decreases in the average billing rate and the consultant utilization rate, partially offset by an increase in the average number of billable consultants in the second quarter of 2021 compared to the same prior year period.
Operating Income
Business Advisory segment operating income decreased by $2.4 million, or 14.2%, to $14.3 million for the three months ended June 30, 2021 from $16.7 million for the three months ended June 30, 2020. The Business Advisory segment operating margin decreased to 20.2% for the second quarter of 2021 from 23.7% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals and contractor expense, as percentages of revenues, partially offset by a decrease in performance bonus expense for our revenue-generating professionals.
Education
Revenues
Education segment revenues decreased $4.2 million, or 6.7%, to $57.9 million for the second quarter of 2021 from $62.0 million for the second quarter of 2020. The decrease in revenues was related to the continued negative impact of the COVID-19 pandemic on demand for this segment's services as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic beginning in the second half of 2020, and is also reflective of the difficult second quarter comparison driven by the strong growth we experienced in this segment in the first half of 2020 prior to the impact of the pandemic on this segment.
During the three months ended June 30, 2021, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 30.9%, 57.1%, and 12.0% of this segment’s revenues, respectively. During the three months ended June 30, 2020, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 18.4%, 71.8%, 1.1%, and 8.7% of this segment’s revenues, respectively.
Of the overall $4.2 million decrease in revenues, $3.9 million was attributable to a decrease in revenues from our billable consultants and $0.3 million was attributable to a decrease in revenues from our full-time equivalents. The decrease in revenues attributable to our billable consultants reflected decreases in the average number of billable consultants and the average billing rate, partially offset by an increase in the consultant utilization rate in the second quarter of 2021 compared to the same prior year period. The decrease in revenues from our full-time equivalents was primarily driven by a decreased use of contractors and project consultants, partially offset by an increase in software subscriptions, software support and maintenance, and data hosting revenues. The overall decrease in full-time equivalent revenues reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent in the second quarter of 2021 compared to the same prior year period.

Operating Income
Education segment operating income decreased $2.4 million, or 14.6% to $13.8 million for the three months ended June 30, 2021 from $16.1 million for the three months ended June 30, 2020. The Education segment operating margin decreased to 23.8% for the second quarter of 2021 from 26.0% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues and increases in performance bonus expense for our revenue-generating professionals, signing, retention and other bonus expense for our revenue-generating professionals and technology expenses. These decreases to the operating margin were partially offset by decreases in contractor expense and promotion and marketing expenses, as percentages of revenues.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenues
Revenues decreased $7.1 million, or 1.6%, to $433.3 million for the first six months of 2021 from $440.5 million for the first six months of 2020. Revenues in the first half of 2021, and particularly in the first quarter of 2021, were negatively impacted by the COVID-19 pandemic as some clients reprioritized and delayed projects, specifically in our Healthcare and Education segments. However, in the second quarter of 2021, we saw strengthened demand for certain of our services within the Healthcare and Business Advisory segments, which partially offset the overall decrease in revenues in the first six months of 2021 compared to the first six months of 2020.
Of the overall $7.1 million decrease in revenues, $7.1 million was attributable to a decrease in revenues from our full-time equivalents and $6.7 million was attributable to a decrease in revenues from our our billable consultants, partially offset by a $6.7 million increase in revenues from our Healthcare Managed Services employees.
The decrease in full-time equivalent revenues was primarily attributable to decreases in full-time equivalent revenues in our Healthcare segment, partially offset by an increase in full-time equivalent revenues in our Business Advisory segment, as discussed below in Segment Results; and reflected an overall decrease in the average number of full-time equivalents, partially offset by an overall increase in revenue per full-time equivalent during the first six months of 2021 compared to the first six months of 2020.
The decrease in billable consultant revenues was attributable to a decrease in demand for services in our Education segment, partially offset by an increase in demand for services in our Business Advisory and Healthcare segments, as discussed below in Segment Results. The overall decrease in billable consultant revenues reflected an overall decrease in the consultant utilization rate, partially offset by overall increases in the average number of billable consultants and the average billing rate during the first six months of 2021 compared to the same prior year period.
The increase in Healthcare Managed Services revenues was primarily attributable to an increase in demand for these services, which led to an increase in the average number of Healthcare Managed Services employees in the first half of 2021 compared to the same prior year period driven by the hiring of approximately 300 employees in the beginning of the second quarter of 2021 to expand our capacity to manage and provide revenue cycle billing, collections, insurance verification and change integrity services to our healthcare clients.
In most of 2020 and the first quarter of 2021, the COVID-19 pandemic negatively impacted sales and elongated the sales cycle for new opportunities for certain services, particularly within our Healthcare and Education segments as some clients reprioritized or delayed certain projects. During the first half of 2021, we saw an increase in our sales pipeline and the pace of signings in our Healthcare and Education businesses. While overall demand for our services in the first quarter of 2021 was negatively impacted by the COVID-19 pandemic, the overall demand for our services strengthened in the second quarter of 2021 and we expect continued revenue growth in the second half of 2021 compared to the second half of 2020.
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
Total Direct Costs
Direct costs, excluding amortization of intangible assets and software development costs, increased $3.9 million, or 1.3%, to $309.6 million for the six months ended June 30, 2021, from $305.8 million for the six months ended June 30, 2020. The overall $3.9 million increase primarily related to a $6.3 million increase in salaries and related expenses for our revenue-generating professionals and a $1.4 million increase in signing, retention and other bonus expense for our revenue-generating professionals, partially offset by a $2.6 million decrease in contractor expense and a $1.1 million decrease in share-based compensation expense for our revenue-generating professionals. As a percentage of revenues, our direct costs increased to 71.5% during the first six months of 2021 compared to 69.4% during the first six months of 2020 primarily due to the increase in salaries and related expenses for our revenue-generating professionals, partially offset by the decrease in contractor expense as a percentage of revenues.

Total direct costs for the six months ended June 30, 2021 included $1.8 million of amortization expense for internal software development costs and intangible assets, compared to $2.6 million of amortization expense for the same prior year period. Intangible asset amortization included within direct costs for the six months ended June 30, 2021 and 2020 related to technology and software, certain customer relationships and customer contracts acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses decreased $3.3 million, or 3.8%, to $85.0 million in the six months ended June 30, 2021 from $88.3 million in the six months ended June 30, 2020. The $3.3 million decrease primarily related to a $4.3 million decrease in practice administration and meetings expenses, a $2.1 million decrease in promotion and marketing expenses, and a $2.1 million decrease in share-based compensation expense for our support professionals. The decreases in practice administration and meetings expenses and promotion and marketing expenses primarily relate to the cancellation or delay of in-person meetings and events and business travel due to the COVID-19 pandemic. The decrease in share-based compensation expense primarily related to a decrease in the expected funding of performance-based share awards for our executive officers recorded in the first quarter of 2021. These decreases were partially offset by a $3.7 million increase in deferred compensation expense attributable to the change in the market value of our deferred compensation liability. During the first six months of 2021, the market value of our deferred compensation liability increased by $2.9 million, compared to a $0.8 million decrease in the first six months of 2020. This $3.7 million increase in expense is offset by a $3.7 million decrease in the loss recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. Additional increases in selling, general and administrative expenses include a $1.4 million increase in performance bonus expense for our support personnel and a $0.9 million increase in legal expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 19.6% during the first six months of 2021 compared to 20.0% during the first six months of 2020. This decrease was primarily attributable to the decreases in practice administration and meetings expenses, promotion and marketing expenses, and share-based compensation expense for our support personnel, as percentages of revenues, partially offset by the increase in deferred compensation expense.
Restructuring charges for the first six months of 2021 totaled $1.5 million, compared to $1.7 million for the first six months of 2020. The $1.5 million restructuring charge incurred in the first six months of 2021 primarily related to rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for vacated office spaces. The $1.7 million restructuring charge incurred in the first six months of 2020 primarily related to a $1.2 million accrual for the termination of a third-party advisor agreement; $0.3 million related to workforce reductions to better align resources with market demand; and $0.1 million related to workforce reductions in our corporate operations. See Note 8 "Restructuring Charges" within the notes to our consolidated financial statements for additional information on our restructuring charges.
Litigation and other gains totaled $0.2 million for the six months ended June 30, 2020, which consisted of a litigation settlement gain for the resolution of a claim that was settled in the first quarter of 2020.
Depreciation and amortization expense decreased by $1.4 million, or 11.6%, to $10.9 million for the six months ended June 30, 2021, from $12.3 million for the six months ended June 30, 2020. The $1.4 million decrease was primarily attributable to decreasing amortization expense for customer relationships acquired in business acquisitions due to the accelerated basis of amortization in prior periods, including the customer relationships acquired in our Studer Group acquisition; and customer relationships acquired in other business acquisitions that were fully amortized in prior periods; as well as a decrease in depreciation expense for leasehold improvements and furniture and fixtures related to vacated office spaces. Intangible asset amortization expense included within operating expenses primarily related to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on our intangible assets.
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
Operating Income (Loss)
Operating income increased $54.3 million to income of $24.4 million in the first six months of 2021 from a loss of $29.9 million in the first six months of 2020. This increase is primarily attributable to the $59.8 million of non-cash pretax goodwill impairment charges recognized in the first quarter of 2020 related to our Business Advisory segment. Operating margin, which is defined as operating income (loss) expressed as a percentage of revenues, was 5.6% for the six months ended June 30, 2021, compared to (6.8)% for the six months ended June 30, 2020. The increase in operating margin was primarily attributable to the goodwill impairment charges recognized in the first quarter of 2020, as well as the decrease in practice administration and meetings expenses as a percentage of revenues. These increases to the operating margin were partially offset by the increases in salaries and related expenses for our revenue-generating professionals and deferred compensation expense.

Total Other Income (Expense), Net
Interest expense, net of interest income decreased $1.5 million to $3.7 million in the first six months of 2021 from $5.3 million in the first six months of 2020, primarily attributable to lower levels of borrowing under our credit facility during the first six months of 2021 compared to the same prior year period. See Note 7 "Financing Arrangements" within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income (expense), net increased by $3.9 million to a net gain of $2.6 million in the first six months of 2021 from a net loss of $1.3 million in the first six months of 2020. The increase in total other income, net was primarily attributable to the $2.9 million gain recognized during the first six months of 2021 for the market value of our investments that are used to fund our deferred compensation liability, compared to a $0.8 million loss recognized during the first six months of 2020.
Income Tax Expense (Benefit)
For the six months ended June 30, 2021, our effective tax rate was 21.5% as we recognized income tax expense from continuing operations of $5.0 million on income from continuing operations of $23.2 million. The effective tax rate of 21.5% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6% primarily due to a discrete tax benefit related to electing the Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion retroactively for the 2018 tax year and a discrete tax benefit for share-based compensation awards that vested during the first quarter. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. These favorable items were partially offset by certain nondeductible expense items.
For the six months ended June 30, 2020, our effective tax rate was 21.4% as we recognized an income tax benefit from continuing operations of $7.8 million on a loss from continuing operations of $36.5 million. The effective tax rate of 21.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible business expenses and the nondeductible portion of the goodwill impairment charges recorded during the first quarter of 2020. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the first quarter and a discrete tax benefit for the remeasurement portion of our income tax receivable as a result of the enactment of the CARES Act in the first quarter of 2020.
The CARES Act, which was signed into law on March 27, 2020, is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property. During 2020, as a result of the CARES Act, we recognized a tax benefit related to the remeasurement of a portion of our income tax receivable for the federal net operating loss incurred in 2018 and the expected federal net operating loss in 2020 that will be carried back to prior year income, both for a refund at the higher, prior year tax rate. As a result of electing the retroactive GILTI high-tax exclusion during 2021, we recognized a $1.0 million tax benefit of which $0.4 million related to carrying back our increased 2018 federal net operating loss to prior year income for a refund at the higher, prior year tax rate.
See Note 12 "Income Taxes" within the notes to our consolidated financial statements for additional information on our income tax expense.
Net Income (Loss) from Continuing Operations and Earnings (Loss) Per Share
Net income from continuing operations increased by $46.9 million to net income from continuing operations of $18.2 million for the six months ended June 30, 2021, from a net loss from continuing operations of $28.7 million for the same prior year period. This increase is primarily attributable to the $59.8 million of non-cash pretax goodwill impairment charges recognized in the first quarter of 2020 related to our Business Advisory segment. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first six months of 2021 was $0.82 compared to a loss per share from continuing operations of $1.31 for the first six months of 2020. The non-cash goodwill impairment charges had a $2.14 unfavorable impact on diluted earnings per share from continuing operations for the first six months of 2020.
EBITDA and Adjusted EBITDA
EBITDA increased $56.3 million to earnings of $40.0 million for the six months ended June 30, 2021, from a loss of $16.3 million for the six months ended June 30, 2020. The increase in EBITDA was primarily attributable to the non-cash goodwill impairment charges of $59.8 million recognized in the first quarter of 2020. Adjusted EBITDA decreased $4.4 million to $42.1 million in the first six months of 2021 from $46.5 million in the first six months of 2020. The decrease in adjusted EBITDA was primarily attributable to the overall decrease in segment operating income discussed below in Segment Results, excluding depreciation and amortization and restructuring charges allocated at the segment level.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income from continuing operations decreased $1.8 million to $22.9 million in the first six months of 2021 compared to $24.7 million in the first six months of 2020. As a result of the decrease in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for the first six months of 2021 was $1.03 compared to $1.11 for the first six months of 2020.

Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $0.1 million to $181.1 million for the first six months of 2021 from $180.9 million for the first six months of 2020. The overall increase was primarily due to strengthened demand for this segment's services in the second quarter of 2021, largely offset by the negative impact of the COVID-19 pandemic on demand for this segment's services through the first quarter of 2021.
During the six months ended June 30, 2021, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 57.1%, 16.2%, 20.9%, and 5.8% of this segment’s revenues, respectively, compared to 58.9%, 15.9%, 18.5%, and 6.7% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $37.7 million during the first six months of 2021, compared to $33.4 million during the first six months of 2020. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $0.1 million increase in revenues, $6.7 million was attributable to an increase in revenues from our Healthcare Managed Services employees and $1.4 million was attributable to an increase in revenues from our billable consultants, largely offset by an $8.0 million decrease in revenues from our full-time equivalents.
The increase in revenues attributable to our Healthcare Managed Services employees was primarily attributable to an increase in demand for these services, which led to an increase in the average number of managed services employees in the first half of 2021 compared to the same prior year period driven by the hiring of approximately 300 employees in the beginning of the second quarter to expand our capacity to manage and provide revenue cycle billing, collections, insurance verification and change integrity services to our healthcare clients. These employees are serving new and existing clients in our Healthcare Managed Services solution, including serving under a short-term contract with an existing client which we entered into in connection with this group hire. The increase in revenues attributable to our billable consultants reflected a decrease in the average number of billable consultants, partially offset by increases in the average billing rate and the consultant utilization rate during the first six months of 2021 compared to the same prior year period. The decrease in full-time equivalent revenues was primarily driven by a decrease in demand for certain services and a decreased use of contractors and project consultants; and reflected decreases in the average number of full-time equivalents and revenue per full-time equivalent in the first six months of 2021 compared to the same prior year period.
Operating Income
Healthcare segment operating income increased $2.9 million, or 6.4%, to $48.1 million for the six months ended June 30, 2021, from $45.2 million for the six months ended June 30, 2020. The Healthcare segment operating margin increased to 26.6% for the first six months of 2021 from 25.0% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases in practice administration and meetings expenses, contractor expenses, salaries and related expenses for our support personnel, salaries and related expenses for our revenue-generating professionals, share-based compensation expense for our revenue-generating professionals, and product and event costs. These increases to the segment operating margin were partially offset by increases in performance bonus expense for our revenue-generating professionals and signing, retention and other bonus expense for our revenue-generating professionals, both as percentages of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $8.4 million, or 6.2%, to $143.8 million for the first six months of 2021 from $135.4 million for the first six months of 2020, primarily related to strengthened demand for our cloud-based technology and analytics solutions and our strategy and innovation solutions. Revenues for the first six months of 2021 included $7.3 million from our acquisitions of ForceIQ and Unico Solutions, which were completed in November 2020 and February 2021, respectively.
During the first six months of 2021, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 42.6%, 51.2%, 3.4%, and 2.8% of this segment’s revenues, respectively, compared to 39.0%, 57.5%, 1.6%, and 1.9% of this segment’s revenues, respectively, during the same prior year period. Performance-based fee revenue was $4.9 million for the first six months of 2021, compared to $2.2 million for the first six months of 2020. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $8.4 million increase in revenues, $6.7 million was attributable to revenues generated by our billable consultants and $1.7 million was attributable to our full-time equivalents. The increase in revenues from our billable consultants was primarily driven by an increase in the average number of billable consultants, partially offset by decreases in consultant utilization rate and the average billing rate in the first six months of 2021 compared to the same prior year period. The increase in revenues from our full-time equivalents was driven by an increased use of contractors and project consultants; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the first six months of 2021 compared to the same prior year period.

Operating Income
Business Advisory segment operating income increased by $0.9 million, or 3.3%, to $27.4 million for the six months ended June 30, 2021, from $26.5 million for the six months ended June 30, 2020. The Business Advisory segment operating margin decreased to 19.1% for the first six months of 2021 from 19.6% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals, contractor expense, and salaries and related expenses for our support personnel, as percentages of revenues; largely offset by decreases in performance bonus expense for our revenue-generating professionals, restructuring charges, promotion and marketing expenses, bad debt expense, and signing, retention and other bonus expense for our revenue-generating professionals.
The first quarter 2020 non-cash goodwill impairment charges related to the Strategy and Innovation and Life Sciences reporting units within the Business Advisory segment, which are discussed above within consolidated results, are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segment. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See Note 4 "Goodwill and Intangible Assets" within the notes to our consolidated financial statements for additional information on the goodwill impairment charges recorded in the first quarter of 2020 and our goodwill balances.
Education
Revenues
Education segment revenues decreased $15.7 million, or 12.6%, to $108.5 million for the first six months of 2021 from $124.2 million. The decrease in revenues was related to the negative impact of the COVID-19 pandemic on demand for this segment's services beginning in the second half of 2020 as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic, and is also reflective of the difficult first half comparison driven by the strong growth we experienced in this segment in the first half of 2020 prior to the impact of the pandemic on this segment.
For the six months ended June 30, 2021, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 30.5%, 57.0%, and 12.5% of this segment's revenues, respectively. During the same prior year period, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 19.8%, 71.1%, 0.6% and 8.5% of this segment’s revenues, respectively.
Of the overall $15.7 million decrease in revenues, $14.8 million was attributable to a decrease in revenues generated by our full-time billable consultants and $0.9 million was attributable to a decrease in revenues generated by our full-time equivalents. The decrease in revenues from our full-time billable consultants reflected decreases in the average number of billable consultants, the average billing rate and the consultant utilization rate in the first six months of 2021 compared to the same prior year period. The decrease in revenues from our full-time equivalents was primarily driven by a decreased use of contractors and project consultants, partially offset by an increase in software subscriptions, software support and maintenance, and data hosting revenues. The overall decrease in full-time equivalent revenues reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent in the first six months of 2021 compared to the same prior year period.
Operating Income
Education segment operating income decreased $6.8 million, or 23.3%, to $22.4 million for the six months ended June 30, 2021, from $29.2 million for the six months ended June 30, 2020. The Education segment operating margin decreased to 20.7% for the first six months of 2021 from 23.6% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals as a percentage of revenues and an increase in technology expenses, partially offset by decreases in contractor expense and promotion and marketing expenses, as percentages of revenues.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $54.2 million to $13.0 million at June 30, 2021 from $67.2 million at December 31, 2020. As of June 30, 2021, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Six Months Ended June 30,
Cash Flows (in thousands):	2021	2020
Net cash provided by (used in) operating activities	$(61,970)	$1,805
Net cash used in investing activities	(13,752)	(24,141)
Net cash provided by financing activities	21,258	94,051
Effect of exchange rate changes on cash	269	(107)
Net increase (decrease) in cash and cash equivalents	$(54,195)	$71,608

Operating Activities
Net cash used in operating activities totaled $62.0 million for the six months ended June 30, 2021, compared to net cash provided by operating activities of $1.8 million for the six months ended June 30, 2020. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The increase in cash used in operating activities for the first six months of 2021 compared to the same prior year period was primarily attributable to a decrease in cash collections, partially offset by a decrease in the amount paid for annual performance bonuses in the first quarter of 2021 compared to the first quarter of 2020 and a decrease in selling, general and administrative expenses during the first six months of 2021 compared to the first six months of 2020.
Investing Activities
Net cash used in investing activities was $13.8 million and $24.1 million for the six months ended June 30, 2021 and 2020, respectively.
The use of cash in the first six months of 2021 primarily consisted of $5.9 million for the purchase of a business; $5.4 million for purchases of property and equipment, primarily related to purchases of leasehold improvements for certain office spaces and computers and related equipment; and $2.5 million for payments related to internally developed software.
The use of cash in the first six months of 2020 primarily consisted of $13.0 million for the purchase of an additional convertible debt investment in
Shorelight Holdings, LLC; $5.2 million for payments related to internally developed software; $4.4 million for purchases of property and equipment, primarily related to purchases of furniture and leasehold improvements for certain office spaces and computers and related equipment; and $1.5 million for contributions to our life insurance policies which fund our deferred compensation plan.

We estimate that cash utilized for purchases of property and equipment and software development in 2021 will total approximately $13 million to $17 million; primarily consisting of leasehold improvements for certain office locations, software development costs, and information technology equipment.
Financing Activities
Net cash provided by financing activities was $21.3 million and $94.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
During the first six months of 2021, we borrowed $139.0 million, primarily to fund our annual performance bonus payment in the first quarter of 2021, and made repayments on our borrowings of $74.3 million. Additionally, during the first six months of 2021, we repurchased and retired $35.2 million of our common stock under our 2020 Share Repurchase Program, as defined below.
During the first six months of 2020, we borrowed $283.0 million under our credit facility, including $125.0 million prior to March 31, 2020 to maintain excess cash and support liquidity during the period of uncertainty created by the COVID-19 pandemic, as well as to fund our annual performance bonus payment. During the first six months of 2020, we made repayments on our borrowings of $160.3 million, including a $120.0 million payment in the second quarter of 2020 to repay a portion of the additional borrowings made in the first quarter of 2020 due to our ability to maintain adequate cash flows from operations and improved clarity around access to capital resources. Additionally, we repurchased and retired $20.9 million of our common stock under our 2015 Share Repurchase Program, as defined below, and settled $1.2 million of share repurchases that were accrued as of December 31, 2019.
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
Under the 2020 Share Repurchase Program, we repurchased and retired 651,081 shares for $35.2 million, during the six months ended June 30, 2021. Under the 2015 Share Repurchase Program, we repurchased and retired 313,998 shares for $20.9 million, during the six months ended June 30, 2020. Additionally, in the first quarter of 2020, we settled the repurchase of 18,000 shares for $1.2 million that were accrued as of December 31, 2019. As of June 30, 2021, $9.7 million remained available for share repurchases under the 2020 Share Repurchase Program.
During the third quarter of 2021, our board of directors authorized an extension of the 2020 Share Repurchase Program through December 31, 2022 and increased the authorized amount from $50 million to $100 million. The amount and timing of repurchases under the Share Repurchase

Programs were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Financing Arrangements
At June 30, 2021, we had $265.0 million outstanding under our senior secured credit facility and $3.1 million outstanding under a promissory note, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At June 30, 2021 and December 31, 2020, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of June 30, 2021 was 2.80 to 1.00, compared to 1.94 to 1.00 as of December 31, 2020. Our Consolidated Interest Coverage Ratio as of June 30, 2021 was 13.83 to 1.00, compared to 12.51 to 1.00 as of December 31, 2020.
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
Principal borrowings outstanding under the Amended Credit Agreement at June 30, 2021 and December 31, 2020 totaled $265.0 million and $200.0 million, respectively. These borrowings carried a weighted average interest rate of 2.4% at June 30, 2021 and 2.5% at December 31, 2020, including the impact of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2021, we had outstanding letters of credit totaling $0.7 million, which are primarily used as security deposits for our office facilities. As of June 30, 2021, the unused borrowing capacity under the revolving credit facility was $334.3 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At June 30, 2021, the outstanding principal amount of the promissory note was $3.1 million, and the aircraft had a carrying amount of $4.1 million. At December 31, 2020, the outstanding principal amount of the promissory note was $3.3 million, and the aircraft had a carrying amount of $4.4 million.

For further information, see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements.
Future Financing Needs
Our current primary financing need is to support our operations during the COVID-19 pandemic. The pandemic has created significant volatility and uncertainty in the economy, which could limit our access to capital resources and could increase our borrowing costs. In order to support our liquidity during the pandemic, we took proactive measures to increase available cash on hand, including, but not limited to, borrowing under our senior secured credit facility in the first quarter of 2020 and reducing discretionary operating and capital expenses. To further support our liquidity, we elected to defer the deposit of our employer portion of social security taxes beginning in April 2020 and through December 2020, as provided for under the CARES Act. These deferred payments are due in equal installments in the fourth quarters of 2021 and 2022. Our long-term financing need has been to fund our growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures. We believe our internally generated liquidity, together with our available cash, and the borrowing capacity available under our revolving credit facility will be adequate to support our current financing needs and long-term growth strategy. Our ability to secure additional financing, if needed, in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, borrowings outstanding under our senior secured credit facility totaled $265.0 million compared to $200.0 million at December 31, 2020. See the "Liquidity and Capital Resources" section above and Note 7 "Financing Arrangements" within the notes to our consolidated financial statements for additional information on our outstanding borrowings as of June 30, 2021. There have been no other material changes to our contractual obligations since December 31, 2020.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies during the first six months of 2021.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 3 "New Accounting Pronouncements" within the notes to the consolidated financial statements for information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At June 30, 2021, we had borrowings outstanding under the credit facility totaling $265.0 million that carried a weighted average interest rate of 2.4%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $0.7 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2020, we had borrowings outstanding under the credit facility totaling $200.0 million that carried a weighted average interest rate of 2.5% including the impact of the interest rate swaps. As of December 31, 2020, these variable rate borrowings were fully hedged against changes in interest rates by the interest rate swaps, which have a notional amount of $200.0 million. A hypothetical 100 basis point change in the interest rate would have had no impact on our pretax income, on an annualized basis, including the effect of the interest rate swaps.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At June 30, 2021, the outstanding principal amount of the promissory note was $3.1 million and carried an interest rate of 2.1%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income. At December 31, 2020, the outstanding principal amount of the promissory note was $3.3 million and carried an interest rate of 2.1%. A hypothetical 100 basis point change in the interest rate as of December 31, 2020 would not have had a material effect on our pretax income.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have an investment in the form of 1.69% convertible debt in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of June 30, 2021, the fair value of the investment was $60.0 million, with a total cost basis of $40.9 million. At December 31, 2020, the fair value of the investment was $64.4 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in Medically Home Group, Inc., a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of June 30, 2021 and December 31, 2020, the carrying value of the investment was $6.7 million, with a total cost basis of $5.0 million. Following our purchase, we have not identified any impairment of our investment.
See Note 10 “Fair Value of Financial Instruments” for further information on our long-term investments in Shorelight Holdings, LLC and Medically Home Group, Inc.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities
Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the
Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal
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
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2021, we reacquired 2,843 shares of common stock with a weighted average fair market value of $52.09 as a result of such tax withholdings.
As of June 30, 2021, we have a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021 (the "2020 Share Repurchase Program"). During the third quarter of 2021, our board of directors authorized an extension of the 2020 Share Repurchase Program through December 31, 2022 and increased the authorized amount from $50 million to $100 million. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended June 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
April 1, 2021 - April 30, 2021	367,116	$54.11	365,994	$11,972,407
May 1, 2021 - May 31, 2021	39,369	$56.89	39,369	$9,731,354
June 1, 2021 - June 30, 2021	1,721	$53.21	—	$9,731,354
Total	408,206	$54.37	405,363
(1)The number of shares repurchased included 1,122 shares in April 2021 and 1,721 shares in June 2021 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the 2020 Share Repurchase Program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Amendment to the Huron Consulting Group Inc. Amended and Restated 2012 Omnibus Incentive Plan, effective May 7, 2021.			DEF 14A		Appendix A	3/26/2021
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	July 29, 2021	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer