Form 10-Q
period 2021-09-30
Huron Consulting Group Inc.
filed 2021-11-02
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 26, 2021, 21,917,598 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$11,189	$67,177
Receivables from clients, net of allowances of $8,236 and $7,680, respectively	111,548	87,687
Unbilled services, net of allowances of $2,738 and $2,603, respectively	94,862	53,959
Income tax receivable	2,120	5,121
Prepaid expenses and other current assets	13,624	16,569
Total current assets	233,343	230,513
Property and equipment, net	30,654	29,093
Deferred income taxes, net	1,726	4,191
Long-term investments	68,216	71,030
Operating lease right-of-use assets	37,367	39,360
Other non-current assets	64,463	62,068
Intangible assets, net	16,663	20,483
Goodwill	597,552	594,237
Total assets	$1,049,984	$1,050,975
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,918	$648
Accrued expenses and other current liabilities	18,520	14,874
Accrued payroll and related benefits	103,526	133,830
Current maturities of long-term debt	555	499
Current maturities of operating lease liabilities	10,066	8,771
Deferred revenues	17,820	28,247
Total current liabilities	156,405	186,869
Non-current liabilities:
Deferred compensation and other liabilities	40,582	47,131
Long-term debt, net of current portion	262,362	202,780
Operating lease liabilities, net of current portion	56,873	61,825
Deferred income taxes, net	394	428
Total non-current liabilities	360,211	312,164
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,377,457 and 25,346,916 shares issued, respectively	238	246
Treasury stock, at cost, 2,457,456 and 2,584,119 shares, respectively	(135,903)	(129,886)
Additional paid-in capital	409,910	454,512
Retained earnings	245,938	214,009
Accumulated other comprehensive income	13,185	13,061
Total stockholders’ equity	533,368	551,942
Total liabilities and stockholders’ equity	$1,049,984	$1,050,975
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues and reimbursable expenses:
Revenues	$224,007	$205,304	$657,346	$645,780
Reimbursable expenses	3,690	2,860	8,876	25,133
Total revenues and reimbursable expenses	227,697	208,164	666,222	670,913
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	153,902	145,459	463,543	451,221
Amortization of intangible assets and software development costs	910	1,370	2,745	4,005
Reimbursable expenses	3,914	2,840	9,233	25,095
Total direct costs and reimbursable expenses	158,726	149,669	475,521	480,321
Operating expenses and other losses (gains), net
Selling, general and administrative expenses	43,520	38,561	128,476	126,864
Restructuring charges	1,677	59	3,166	1,777
Litigation and other losses (gains)	56	—	98	(150)
Depreciation and amortization	5,412	6,176	16,286	18,483
Goodwill impairment charges	—	—	—	59,816
Total operating expenses and other losses (gains), net	50,665	44,796	148,026	206,790
Operating income (loss)	18,306	13,699	42,675	(16,198)
Other income (expense), net:
Interest expense, net of interest income	(2,217)	(2,259)	(5,965)	(7,516)
Other income (expense), net	(394)	2,035	2,177	687
Total other expense, net	(2,611)	(224)	(3,788)	(6,829)
Income (loss) from continuing operations before taxes	15,695	13,475	38,887	(23,027)
Income tax expense (benefit)	1,968	2,388	6,958	(5,413)
Net income (loss) from continuing operations	13,727	11,087	31,929	(17,614)
Loss from discontinued operations, net of tax	—	(29)	—	(89)
Net income (loss)	$13,727	$11,058	$31,929	$(17,703)
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.65	$0.50	$1.48	$(0.81)
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$0.65	$0.50	$1.48	$(0.81)
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.64	$0.50	$1.46	$(0.81)
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$0.64	$0.50	$1.46	$(0.81)
Weighted average shares used in calculating earnings (loss) per share:
Basic	21,242	21,905	21,574	21,868
Diluted	21,531	22,175	21,904	21,868
Comprehensive income (loss):
Net income (loss)	$13,727	$11,058	$31,929	$(17,703)
Foreign currency translation adjustments, net of tax	(246)	381	236	(294)
Unrealized gain (loss) on investment, net of tax	1,158	4,885	(2,068)	(1,051)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	309	(243)	1,956	(3,633)
Other comprehensive income (loss)	1,221	5,023	124	(4,978)
Comprehensive income (loss)	$14,948	$16,081	$32,053	$(22,681)
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	24,321,728	$243	(2,899,933)	$(135,364)	$429,084	$232,211	$11,964	$538,138
Comprehensive income						13,727	1,221	14,948
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	45,190	—	1,371	77	(77)			—
Exercise of stock options	5,000	—			191			191
Share-based compensation					5,693			5,693
Shares redeemed for employee tax withholdings			(12,489)	(616)				(616)
Share repurchases	(518,045)	(5)			(24,981)			(24,986)
Balance at September 30, 2021	23,853,873	$238	(2,911,051)	$(135,903)	$409,910	$245,938	$13,185	$533,368

Balance at June 30, 2020	24,586,236	$246	(2,786,798)	$(128,646)	$450,391	$209,088	$4,935	536,014
Comprehensive income						11,058	5,023	16,081
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	51,860	1	(4,130)	(212)	211			—
Exercise of stock options	6,800	—			179			179
Share-based compensation					3,372			3,372
Shares redeemed for employee tax withholdings			(12,468)	(580)				(580)
Balance at September 30, 2020	24,644,896	$247	(2,803,396)	$(129,438)	$454,153	$220,146	$9,958	$555,066

	Nine Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	24,560,855	$246	(2,812,896)	$(129,886)	$454,512	$214,009	$13,061	$551,942
Comprehensive income						31,929	124	32,053
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	443,741	4	82,380	3,250	(3,254)			—
Exercise of stock options	18,403	—			613			613
Share-based compensation					18,256			18,256
Shares redeemed for employee tax withholdings			(180,535)	(9,267)				(9,267)
Share repurchases	(1,169,126)	(12)			(60,217)			(60,229)
Balance at September 30, 2021	23,853,873	$238	(2,911,051)	$(135,903)	$409,910	$245,938	$13,185	$533,368

Balance at December 31, 2019	24,603,308	$247	(2,763,302)	$(128,348)	$460,781	$237,849	$14,936	$585,465
Comprehensive loss						(17,703)	(4,978)	(22,681)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	321,986	3	94,180	6,707	(6,710)			—
Exercise of stock options	33,600	—			825			825
Share-based compensation					20,135			20,135
Shares redeemed for employee tax withholdings			(134,274)	(7,797)				(7,797)
Share repurchases	(313,998)	(3)			(20,878)			(20,881)
Balance at September 30, 2020	24,644,896	$247	(2,803,396)	$(129,438)	$454,153	$220,146	$9,958	$555,066
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$31,929	$(17,703)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	19,245	22,511
Non-cash lease expense	4,912	5,844
Share-based compensation	17,979	18,559
Amortization of debt discount and issuance costs	595	595
Goodwill impairment charges	—	59,816
Allowances for doubtful accounts	—	539
Deferred income taxes	2,434	(16,125)
Loss on sale of business	—	102
Change in fair value of contingent consideration liabilities	98	—
Other, net	(325)	—
Changes in operating assets and liabilities, net of acquisition and divestiture:
(Increase) decrease in receivables from clients, net	(23,294)	23,493
(Increase) decrease in unbilled services, net	(40,883)	1,597
(Increase) decrease in current income tax receivable / payable, net	3,159	9,455
(Increase) decrease in other assets	98	(3,426)
Increase (decrease) in accounts payable and other liabilities	2,229	(5,272)
Increase (decrease) in accrued payroll and related benefits	(35,958)	(25,290)
Increase (decrease) in deferred revenues	(10,424)	3,290
Net cash provided by (used in) operating activities	(28,206)	77,985
Cash flows from investing activities:
Purchases of property and equipment, net	(8,918)	(5,731)
Purchase of investment securities	—	(13,000)
Investment in life insurance policies	(574)	(2,026)
Purchase of business	(5,886)	(801)
Capitalization of internally developed software costs	(3,603)	(6,830)
Proceeds from sale of property and equipment	255	—
Net cash used in investing activities	(18,726)	(28,388)
Cash flows from financing activities:
Proceeds from exercises of stock options	613	825
Shares redeemed for employee tax withholdings	(9,267)	(7,797)
Share repurchases	(60,229)	(22,115)
Proceeds from bank borrowings	189,000	283,000
Repayments of bank borrowings	(129,362)	(240,396)
Net cash provided by (used in) financing activities	(9,245)	13,517
Effect of exchange rate changes on cash	189	27
Net increase (decrease) in cash and cash equivalents	(55,988)	63,141
Cash and cash equivalents at beginning of the period	67,177	11,604
Cash and cash equivalents at end of the period	$11,189	$74,745
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable, accrued expenses and accrued payroll and related benefits	$2,140	$2,049
Operating lease right-of-use asset obtained in exchange for operating lease liability	$2,960	$1,456
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2021 and 2020. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
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
3. New Accounting Pronouncements
Recently Adopted
In October 2020, the FASB issued Accounting Standards Update ("ASU") 2020-10, Codification Improvements. ASU 2020-10 situates all disclosure guidance within the appropriate disclosure section of the Codification and makes other improvements and technical corrections to the Codification. We adopted ASU 2020-10 effective January 1, 2021, which did not have any impact on our consolidated financial statements.
Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, Reference Rate Reform (Topic 848): Scope. Together, these ASUs provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting under GAAP. This standard is optional and may be applied by entities after March 12, 2020, but no later than December 31, 2022. We have certain debt instruments and related interest rate swaps that are indexed to LIBOR; as such, we are currently evaluating the potential impact this guidance will have on our consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2021.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2020:
Goodwill	$636,810	$308,935	$104,384	$1,050,129
Accumulated impairment losses	(208,081)	(247,811)	—	(455,892)
Goodwill, net as of December 31, 2020	428,729	61,124	104,384	594,237
Goodwill recorded in connection with a business acquisition (1)	—	3,315	—	3,315
Goodwill, net as of September 30, 2021	$428,729	$64,439	$104,384	$597,552
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Intangible Assets
Intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following:

		As of September 30, 2021		As of December 31, 2020
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$71,273	$56,496	$73,629	$56,232
Trade names	6	6,000	4,901	6,130	4,287
Technology and software	5	5,800	5,543	5,800	5,380
Non-competition agreements	5	1,720	1,258	2,090	1,541
Customer contracts	2	800	732	800	526
Total		$85,593	$68,930	$88,449	$67,966
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
Intangible asset amortization expense was $2.2 million and $3.2 million for the three months ended September 30, 2021 and 2020, respectively; and $6.9 million and $9.6 million for the nine months ended September 30, 2021 and 2020. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of September 30, 2021.

Year Ending December 31,	Estimated Amortization Expense(1)
2021	$9,059
2022	$6,878
2023	$4,231
2024	$1,384
2025	$566
(1)On November 1, 2021, we completed the divestiture of the Life Sciences business, including the sale of customer relationships previously acquired which had a net book value of $2.0 million as of September 30, 2021. The amortization of these customer relationships is included in the table above through 2024.
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Revenues
For the three months ended September 30, 2021 and 2020, we recognized revenues of $224.0 million and $205.3 million, respectively. Of the $224.0 million recognized in the third quarter of 2021, we recognized revenues of $4.3 million from obligations satisfied, or partially satisfied, in prior periods, of which $2.2 million was primarily due to the release of allowances on unbilled services and $2.1 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $205.3 million recognized in the third quarter of 2020, we recognized revenues of $7.4 million from obligations satisfied, or partially satisfied, in prior periods, of which $5.7 million was primarily due to the release of allowances on unbilled services and $1.7 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements.
For the nine months ended September 30, 2021 and 2020, we recognized revenues of $657.3 million and $645.8 million, respectively. Of the $657.3 million recognized in the first nine months of 2021, we recognized revenues of $22.1 million from obligations satisfied, or partially satisfied, in prior periods, of which $14.6 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $7.5 million was primarily due to the release of allowances on unbilled services. Of the $645.8 million recognized in the first nine months of 2020, we recognized revenues of $11.0 million from obligations satisfied, or partially satisfied, in prior periods, of which $6.5 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $4.5 million was primarily due to the release of allowances on unbilled services.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
As of September 30, 2021, we had $72.8 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $72.8 million of performance obligations, we expect to recognize approximately $15.8 million as revenue in 2021, $30.2 million in 2022, and the remaining $26.8 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of September 30, 2021 and December 31, 2020 was $20.8 million and $17.3 million, respectively. The $3.5 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of September 30, 2021 and December 31, 2020, was $17.8 million and $28.2 million, respectively. The $10.4 million decrease primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and nine months ended September 30, 2021, $1.3 million and $27.3 million of revenues recognized were included in the deferred revenue balance as of December 31, 2020.

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
Earnings (loss) per share under the basic and diluted computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$13,727	$11,087	$31,929	$(17,614)
Loss from discontinued operations, net of tax	—	(29)	—	(89)
Net income (loss)	$13,727	$11,058	$31,929	$(17,703)

Weighted average common shares outstanding – basic	21,242	21,905	21,574	21,868
Weighted average common stock equivalents	289	270	330	—
Weighted average common shares outstanding – diluted	21,531	22,175	21,904	21,868

Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$0.65	$0.50	$1.48	$(0.81)
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$0.65	$0.50	$1.48	$(0.81)

Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$0.64	$0.50	$1.46	$(0.81)
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$0.64	$0.50	$1.46	$(0.81)
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above were less than 0.1 million shares at both September 30, 2021 and 2020, and related to unvested restricted stock.
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
In the three and nine months ended September 30, 2021, we repurchased and retired 518,045 and 1,169,126 shares for $25.0 million and $60.2 million, respectively, under the 2020 Share Repurchase Program. In the first quarter of 2020, we repurchased 313,998 shares for $20.9 million under the 2015 Share Repurchase Program. Additionally, in the first quarter of 2020, we settled the repurchase of 18,000 shares for $1.2 million that were accrued as of December 31, 2019. No shares were repurchased in the second or third quarters of 2020. As of September 30, 2021, $34.7 million remained available for share repurchases under our 2020 Share Repurchase Program.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	September 30, 2021	December 31, 2020
Senior secured credit facility	$260,000	$200,000
Promissory note due 2024	2,917	3,279
Total long-term debt	$262,917	$203,279
Current maturities of long-term debt	(555)	(499)
Long-term debt, net of current portion	$262,362	$202,780
Below is a summary of the scheduled remaining principal payments of our debt as of September 30, 2021.

Principal Payments of Long-Term Debt
2021	$137
2022	$559
2023	$575
2024	$261,646
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At September 30, 2021, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.73 to 1.00 and a Consolidated Interest Coverage Ratio of 13.99 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at September 30, 2021 totaled $260.0 million. These borrowings carried a weighted average interest rate of 2.7%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity.” Borrowings outstanding under the Amended Credit Agreement at December 31, 2020 were $200.0 million and carried a weighted average interest rate of 2.5%, including the effect of the interest rate swaps. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2021, we had outstanding letters of credit totaling $0.7 million, which are used as security deposits for our office facilities. As of September 30, 2021, the unused borrowing capacity under the revolving credit facility was $339.3 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we pay interest on the outstanding principal amount at a rate of one month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At September 30, 2021, the outstanding principal amount of the promissory note was $2.9 million, and the aircraft had a carrying amount of $3.9 million. At December 31, 2020, the outstanding principal amount of the promissory note was $3.3 million, and the aircraft had a carrying amount of $4.4 million.
8. Restructuring Charges
Restructuring charges for the three and nine months ended September 30, 2021 were $1.7 million and $3.2 million, respectively. The $1.7 million of restructuring charges recognized in the third quarter of 2021 consisted of $0.7 million of third-party transaction expenses related to the evaluation of the divestiture of our Life Sciences business within our Business Advisory segment, $0.5 million of rent and related expenses, net of sublease income, for previously vacated office spaces, and $0.5 million of employee-related expenses. Of the $3.2 million restructuring charge incurred in the first nine months of 2021, $1.8 million related to rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for vacated office spaces; $0.9 million related to third-party transaction expenses related to the evaluation of the divestiture of our Life Sciences business within our Business Advisory segment; and $0.5 million related to the employee-related expenses recognized in the third quarter of 2021.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the nine months ended September 30, 2021.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2020	$2,447	$84	$893	$3,424
Additions	504	—	927	1,431
Payments	(2,438)	(84)	(707)	(3,229)
Adjustments	(13)	—	—	(13)
Balance as of September 30, 2021	$500	$—	$1,113	$1,613
The restructuring charge liability related to employee costs at September 30, 2021 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits. The employee related payments made in the first nine months of 2021 primarily related to the fourth quarter 2020 restructuring plan. Of the $1.1 million other restructuring charge liability at September 30, 2021,$0.6 million is related to the divestiture of our Life Sciences business within our Business Advisory segment and is expected to be paid over the next 12 months and the remaining $0.5 million is related to the termination of a third-party advisor agreement expected to be paid over the next 16 months. The other restructuring charge liabilities are included as a component of accrued expenses and other current liabilities and deferred compensation and other liabilities.
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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated these derivative instruments as cash flow hedges. Therefore, changes in the fair value of the derivative instruments are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense upon settlement. As of September 30, 2021, it was anticipated that $1.7 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The table below sets forth additional information relating to the interest rate swaps designated as a cash flow hedging instrument as of September 30, 2021 and December 31, 2020.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	September 30, 2021	December 31, 2020
Accrued expenses and other current liabilities	$2,051	$2,100
Deferred compensation and other liabilities	$660	$3,297
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
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

	Level 1	Level 2	Level 3	Total
September 30, 2021
Assets:
Convertible debt investment	$—	$—	$61,549	$61,549
Deferred compensation assets	—	37,195	—	37,195
Total assets	$—	$37,195	$61,549	$98,744
Liabilities:
Interest rate swaps	$—	$2,711	$—	$2,711
Contingent consideration for business acquisition	—	—	1,868	1,868
Total liabilities	$—	$2,711	$1,868	$4,579
December 31, 2020
Assets:
Convertible debt investment	$—	$—	$64,364	$64,364
Deferred compensation assets	—	34,056	—	34,056
Total assets	$—	$34,056	$64,364	$98,420
Liabilities:
Interest rate swaps	$—	$5,397	$—	$5,397
Contingent consideration for business acquisition	—	—	1,770	1,770
Total liabilities	$—	$5,397	$1,770	$7,167
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
Convertible debt investment: In 2014 and 2015, we invested $27.9 million, in the form of zero coupon convertible debt (the "initial convertible notes"), in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight, a U.S.-based company that partners with leading nonprofit universities to increase access to and retention of international students, boost institutional growth, and enhance an institution’s global footprint. In the first quarter of 2020, we invested an additional $13.0 million, in the form of 1.69% convertible debt with a senior liquidation preference to the initial convertible notes (the “additional convertible note”) and amended our initial convertible notes to extend the maturity date to January 17, 2024, which coincides with the maturity date of the additional convertible note.
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2024; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 22.5% and 24.0% as of September 30, 2021 and December 31, 2020, respectively; and the concluded equity volatility of 45.0% as of both September 30, 2021 and December 31, 2020, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investments on our consolidated balance sheets.
The table below sets forth the changes in the balance of the convertible debt investment for the nine months ended September 30, 2021.

Convertible Debt Investment
Balance as of December 31, 2020	$64,364
Change in fair value of convertible debt investment	(2,815)
Balance as of September 30, 2021	$61,549
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
Contingent consideration for business acquisition: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which typically reflects a risk-free rate, and was 2.39% and 2.41% as of September 30, 2021 and December 31, 2020, respectively. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the nine months ended September 30, 2021.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2020	$1,770
Change in fair value of contingent consideration for business acquisition	98
Balance as of September 30, 2021	$1,868
Financial assets and liabilities not recorded at fair value are as follows:
Preferred Stock Investment
In the fourth quarter of 2019, we invested $5.0 million, in the form of preferred stock, in Medically Home Group, Inc. (“Medically Home”), a healthcare technology-enabled services company. To determine the appropriate accounting treatment for our investment, we performed a

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
VIE analysis and concluded that Medically Home does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the preferred stock is not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment for our investment in Medically Home to be that of an equity security with no readily determinable fair value. We elected to apply the measurement alternative at the time of the purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment in Medically Home. On a quarterly basis, we review the information available to determine whether an orderly and observable transaction for the same or similar equity instrument occurred, and remeasure the fair value of the preferred stock using such identified transactions, with changes in the fair value recorded in consolidated statement of operations. During the nine months ended September 30, 2021, there has been no impairment, nor any observable price change related to our investment. As of September 30, 2021, the carrying amount of our preferred stock investment was $6.7 million.
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
11. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$(246)	$—	$(246)	$381	$—	$381
Unrealized gain (loss) on investment	$1,577	$(419)	$1,158	$6,598	$(1,713)	$4,885
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$(192)	$47	$(145)	$(903)	$234	$(669)
Reclassification adjustments into earnings	613	(159)	454	576	(150)	426
Net unrealized gain (loss)	$421	$(112)	$309	$(327)	$84	$(243)
Other comprehensive income (loss)	$1,752	$(531)	$1,221	$6,652	$(1,629)	$5,023

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$236	$—	$236	$(294)	$—	$(294)
Unrealized gain (loss) on investment	$(2,815)	$747	$(2,068)	$(1,420)	$369	$(1,051)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$692	$(212)	$480	$(5,815)	$1,510	$(4,305)
Reclassification adjustments into earnings	1,994	(518)	1,476	909	(237)	672
Net unrealized gain (loss)	$2,686	$(730)	$1,956	$(4,906)	$1,273	$(3,633)
Other comprehensive income (loss)	$107	$17	$124	$(6,620)	$1,642	$(4,978)
The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.
Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2020	$(218)	$17,205	$(3,926)	$13,061
Current period change	236	(2,068)	1,956	124
Balance, September 30, 2021	$18	$15,137	$(1,970)	$13,185

12. Income Taxes
For the three months ended September 30, 2021, our effective tax rate was 12.5% as we recognized income tax expense from continuing operations of $2.0 million on income from continuing operations of $15.7 million. The effective tax rate of 12.5% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit for U.S. federal return to provision adjustments related to the 2020 corporate income tax return.
For the three months ended September 30, 2020, our effective tax rate was 17.7% as we recognized income tax expense from continuing operations of $2.4 million on income from continuing operations of $13.5 million. The effective tax rate of 17.7% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to the year-to-date pre-tax losses and the impact during the quarter of certain nondeductible expense items, including the nondeductible portion of the goodwill impairment charges, based on the attribution of those expenses to the quarter in accordance with the allocation of income tax expense on a year-to-date basis. The effective tax rate also reflected the positive impact of certain federal tax credits.

For the nine months ended September 30, 2021, our effective tax rate was 17.9% as we recognized income tax expense from continuing operations of $7.0 million on income from continuing operations of $38.9 million. The effective tax rate of 17.9% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6% primarily due to the discrete tax benefit during the third quarter of 2021 for U.S. federal return to provision adjustment related to the 2020 corporate income tax return. The effective tax rate also reflected the positive impact of certain federal tax credits and a discrete tax benefit recognized during the second quarter of 2021 related to electing the Global Intangible Low-Taxed Income ("GILTI") high-tax exclusion retroactively for the 2018 tax year. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. These favorable items were partially offset by certain nondeductible business expenses.
For the nine months ended September 30, 2020, our effective tax rate was 23.5% as we recognized an income tax benefit from continuing operations of $5.4 million on a loss from continuing operations of $23.0 million. The effective tax rate of 23.5% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible business expenses and the nondeductible portion of the goodwill impairment charges recorded during the first quarter of 2020. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested primarily during the first quarter, the positive impact of certain federal

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
tax credits and the discrete tax benefit for the remeasurement of a portion of our income tax receivable as a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the first quarter of 2020.
The CARES Act, which was signed into law on March 27, 2020, is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property. In the first nine months of 2020, as a result of the CARES Act, we recognized a $0.8 million tax benefit related to the remeasurement of a portion of our income tax receivable due to the ability to apply the federal net operating loss incurred in 2018 to prior year income for a refund at the higher tax rate in the carryback period. As a result of electing the retroactive GILTI high-tax exclusion in the second quarter of 2021, we recognized a $1.0 million tax benefit of which $0.4 million related to carrying back our increased 2018 federal net operating loss to prior year income for a refund at the higher, prior year tax rate. During the third quarter of 2021, we recognized an additional tax benefit of $2.0 million, primarily related to the U.S. federal return to provision adjustments for carrying back our increased 2020 federal net operating loss to prior year income for a refund at the higher, prior year tax rate.
13. Commitments, Contingencies and Guarantees
Litigation
Oaktree
On November 9, 2018, Huron Consulting Services LLC, a wholly owned subsidiary of Huron, was engaged by Oaktree Medical Centre LLC, a management services organization (“Oaktree”), to perform interim management and financial advisory services. As part of the services, a Huron employee was appointed by Oaktree’s board of directors to serve as Chief Restructuring Officer of Oaktree (the “CRO”). The engagement letter through which Oaktree retained Huron’s services (the “Engagement Letter”) states that all disputes or claims arising thereunder are subject to binding arbitration, disclaims special, consequential, incidental and exemplary damages and losses and caps liability to the fees paid for the portion of the engagement giving rise to any liability. On September 19, 2019, Oaktree and certain of its affiliates filed for Chapter 7 liquidation in the U.S. Bankruptcy Court for the Western District of North Carolina, with the cases subsequently transferred to the District of South Carolina. As a result of the bankruptcy filing, a Chapter 7 trustee was appointed to oversee the bankruptcy estates, at which time Huron’s services for Oaktree concluded.
In April 2021, Trustee’s counsel communicated in writing to Huron its intent to pursue various claims against Huron and the CRO, among others, on behalf of the bankruptcy estates related to the services carried out by Huron and the CRO during the engagement.
On September 17, 2021, the Trustee filed a complaint in the Bankruptcy Court for the District of South Carolina against Huron and the CRO, among others (the “Complaint”), alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, negligence, violations of the South Carolina Unfair Trade Practices Act, fraud, civil conspiracy, unjust enrichment, and recovery of avoided transfers under sections 547, 548 and 550 of the Bankruptcy Code. In the Complaint, the Trustee asserts that Huron and the CRO, among others, did not develop and implement a Chapter 11 restructuring plan on a timely basis and that their failure to do so led to significant damages. The Trustee seeks an unspecified amount of monetary damages in the Complaint. We believe the Trustee’s allegations with respect to Huron and the CRO are without merit and will vigorously defend ourselves against the allegations raised in the Complaint. Notwithstanding the foregoing, given the inherent risk and uncertainty associated with all litigation, we cannot estimate the potential liability with respect to such allegations at this time.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.7 million and $1.6 million were outstanding at September 30, 2021 and December 31, 2020, respectively, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of September 30, 2021 and December 31, 2020, the total estimated fair value of our outstanding contingent consideration liability was $1.9 million and $1.8 million, respectively.

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
•Business Advisory
Our Business Advisory segment works with C-suite executives, boards, and business unit and functional leadership across a diverse set of organizations, including healthy, well-capitalized companies to organizations in transition, and across a broad range of industries, including financial services, healthcare, education, energy and utilities, industrials and manufacturing, and the public sector. Our Business Advisory professionals have deep industry, functional and technical expertise that they put forward when delivering our digital, technology and analytics, strategy and innovation and corporate finance and restructuring services. In today’s disruptive environment, organizations must reimagine their historical strategies and financial and operating models to sustain and advance their competitive advantage. Organizations also recognize the need to adopt technologies, automation and analytics to improve their operations and compete in a rapidly changing environment. Our experts help organizations across industries with a variety of business challenges, including, but not limited to, embedding technology and analytics throughout their internal and customer-facing operations, developing insights into the needs of tomorrow’s customers in order to evolve their enterprise and business unit strategies, bringing new products to market, and managing through stressed and distressed situations to create a viable path forward for stakeholders.
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
The table below sets forth information about our operating segments for the three and nine months ended September 30, 2021 and 2020, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Healthcare:
Revenues	$92,845	$87,406	$273,924	$268,340
Operating income	$30,255	$25,610	$78,363	$70,831
Segment operating income as a percentage of segment revenues	32.6%	29.3%	28.6%	26.4%
Business Advisory:
Revenues	$69,966	$66,048	$213,741	$201,423
Operating income	$9,892	$10,780	$37,284	$37,306
Segment operating income as a percentage of segment revenues	14.1%	16.3%	17.4%	18.5%
Education:
Revenues	$61,196	$51,850	$169,681	$176,017
Operating income	$14,788	$12,548	$37,211	$41,792
Segment operating income as a percentage of segment revenues	24.2%	24.2%	21.9%	23.7%
Total Company:
Revenues	$224,007	$205,304	$657,346	$645,780
Reimbursable expenses	3,690	2,860	8,876	25,133
Total revenues and reimbursable expenses	$227,697	$208,164	$666,222	$670,913

Segment operating income	$54,935	$48,938	$152,858	$149,929
Items not allocated at the segment level:
Other operating expenses	31,374	29,042	94,536	87,826
Litigation and other losses (gains)	56	—	98	(150)
Depreciation and amortization	5,199	6,197	15,549	18,635
Goodwill impairment charges[1]	—	—	—	59,816
Other expense, net	2,611	224	3,788	6,829
Income (loss) from continuing operations before taxes	$15,695	$13,475	$38,887	$(23,027)
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three and nine months ended September 30, 2021 and 2020.
In conjunction with our continuous evaluation of the appropriate level of disaggregation of revenues as our business evolves and in consideration of a group hire of approximately 300 employees in our Healthcare Managed Services solution within our Healthcare segment in the second quarter of 2021, we began assessing our operating performance by the following three employee types: billable consultants, full-time equivalents, and Healthcare Managed Services employees. The disaggregation of revenues by employee type previously reported for the three and nine months ended September 30, 2020 was revised below to reflect this change. This change has no impact on our consolidated total revenues or total revenues by segment.

	Three Months Ended September 30, 2021
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$56,836	$30,783	$14,985	$102,604
Time and expense	17,823	35,261	38,831	91,915
Performance-based	12,689	1,596	—	14,285
Software support, maintenance and subscriptions	5,497	2,326	7,380	15,203
Total	$92,845	$69,966	$61,196	$224,007

Employee Type (1)
Revenue generated by billable consultants	$59,502	$64,469	$51,237	$175,208
Revenue generated by full-time equivalents	19,731	5,497	9,959	35,187
Revenue generated by Healthcare Managed Services employees	13,612	—	—	13,612
Total	$92,845	$69,966	$61,196	$224,007

Timing of Revenue Recognition
Revenue recognized over time	$91,800	$69,966	$60,921	$222,687
Revenue recognized at a point in time	1,045	—	275	1,320
Total	$92,845	$69,966	$61,196	$224,007

	Nine Months Ended September 30, 2021
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$160,226	$92,014	$48,130	$300,370
Time and expense	47,237	108,882	100,654	256,773
Performance-based	50,419	6,522	—	56,941
Software support, maintenance and subscriptions	16,042	6,323	20,897	43,262
Total	$273,924	$213,741	$169,681	$657,346

Employee Type (1)
Revenue generated by billable consultants	$178,057	$200,367	$143,056	$521,480
Revenue generated by full-time equivalents	60,458	13,374	26,625	100,457
Revenue generated by Healthcare Managed Services employees	35,409	—	—	35,409
Total	$273,924	$213,741	$169,681	$657,346

Timing of Revenue Recognition
Revenue recognized over time	$270,448	$213,741	$169,406	$653,595
Revenue recognized at a point in time	3,476	—	275	3,751
Total	$273,924	$213,741	$169,681	$657,346

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2020
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$51,491	$20,675	$10,958	$83,124
Time and expense	14,627	40,511	35,214	90,352
Performance-based	15,641	3,671	—	19,312
Software support, maintenance and subscriptions	5,647	1,191	5,678	12,516
Total	$87,406	$66,048	$51,850	$205,304

Employee Type (1)
Revenue generated by billable consultants	$60,034	$62,340	$44,234	$166,608
Revenue generated by full-time equivalents	20,949	3,708	7,616	32,273
Revenue generated by Healthcare Managed Services employees	6,423	—	—	6,423
Total	$87,406	$66,048	$51,850	$205,304

Timing of Revenue Recognition
Revenue recognized over time	$86,413	$66,048	$51,663	$204,124
Revenue recognized at a point in time	993	—	187	1,180
Total	$87,406	$66,048	$51,850	$205,304

	Nine Months Ended September 30, 2020
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$158,079	$73,442	$35,530	$267,051
Time and expense	43,389	118,364	123,493	285,246
Performance-based	49,042	5,903	695	55,640
Software support, maintenance and subscriptions	17,830	3,714	16,299	37,843
Total	$268,340	$201,423	$176,017	$645,780

Employee Type (1)
Revenue generated by billable consultants	$177,149	$191,566	$150,857	$519,572
Revenue generated by full-time equivalents	69,698	9,857	25,160	104,715
Revenue generated by Healthcare Managed Services employees	21,493	—	—	21,493
Total	$268,340	$201,423	$176,017	$645,780

Timing of Revenue Recognition
Revenue recognized over time	$265,813	$201,423	$175,715	$642,951
Revenue recognized at a point in time	2,527	—	302	2,829
Total	$268,340	$201,423	$176,017	$645,780
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
At September 30, 2021 and December 31, 2020, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the three and nine months ended September 30, 2021 and 2020, no single client generated greater than 10% of our consolidated revenues.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

15. Subsequent Event
On November 1, 2021, we completed the divestiture of our Life Sciences business to Oliver Wyman. The Life Sciences business, a reporting unit within the Business Advisory segment, provides commercial and research and development strategy, pricing and market access strategy solutions to customers in the life sciences industries. For the three and nine months ended September 30, 2021, Life Sciences revenues were $5.1 million and $14.8 million, respectively. The Life Sciences business is not significant to our consolidated financial statements and does not qualify as a discontinued operation for reporting under GAAP.

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
•Business Advisory
Our Business Advisory segment works with C-suite executives, boards, and business unit and functional leadership across a diverse set of organizations, including healthy, well-capitalized companies to organizations in transition, and across a broad range of industries, including financial services, healthcare, education, energy and utilities, industrials and manufacturing, and the public sector. Our Business Advisory professionals have deep industry, functional and technical expertise that they put forward when delivering our digital, technology and analytics, strategy and innovation and corporate finance and restructuring services. In today’s disruptive environment, organizations must reimagine their historical strategies and financial and operating models to sustain and advance their competitive advantage. Organizations also recognize the need to adopt technologies, automation and analytics to improve their operations and compete in a rapidly changing environment. Our experts help organizations across industries with a variety of business challenges, including, but not limited to, embedding technology and analytics throughout their internal and customer-facing operations, developing insights into the needs of tomorrow’s customers in order to evolve their enterprise and business unit strategies, bringing new products to market, and managing through stressed and distressed situations to create a viable path forward for stakeholders.

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
Coronavirus (COVID-19)
The worldwide spread of COVID-19 beginning in 2020 has created significant volatility, uncertainty and disruption to the global economy. This pandemic had an unfavorable impact on aspects of our business, operations, and financial results, and caused us to significantly change the way we operate. Near the end of the first quarter of 2020, we suspended almost all business travel and our employees began working from their homes. While traditionally a majority of the work performed by our revenue-generating professionals occurred at client sites, the nature of the services we provide and enhanced available technology allows our revenue-generating professionals to effectively serve clients in a remote work environment. As federal, state and local government restrictions evolve, we continue to refine our comprehensive plan to return to our offices and client sites with our people’s safety and the needs of our clients guiding how we implement our phased transition. As of September 30, 2021, our employees continue to primarily work from their homes; however, most of our offices are open and we are providing our employees the flexibility to choose to work remotely, from our offices, or from client sites as needed and in accordance with recommended public health guidelines.
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
Beginning in the second quarter of 2021 and continuing through the third quarter of 2021, we saw strengthened demand for services in all of our segments compared to the same prior year period. As a result, total revenues in the first nine months of 2021 increased 1.8% compared to the first nine months of 2020, and total revenues in the third quarter of 2021 increased 9.1% compared to the third quarter of 2020. We expect continued revenue growth in the fourth quarter of 2021 compared to the fourth quarter of 2020.
In order to support our liquidity during the COVID-19 pandemic, we took proactive measures to increase available cash on hand including, but not limited to, borrowing under our senior secured credit facility in the first quarter of 2020 and reducing discretionary operating and capital spending. In the second, third and fourth quarters of 2020, we made repayments on our borrowings to reduce our total debt outstanding to pre-pandemic levels due to our ability to maintain adequate cash flows from operations and improved clarity around access to capital resources. In the first nine months of 2021, we borrowed under our credit facility primarily to fund our annual performance bonus payment. To further support our liquidity during the COVID-19 pandemic, we elected to defer the deposit of our employer portion of social security taxes beginning in April 2020 and through December 31, 2020, as provided for under the CARES Act. These deferred payments, which totaled $12.2 million, were paid in full in the third quarter of 2021. See the “Liquidity and Capital Resources” section below for additional information on these items.
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
Fixed-fee engagements represented 45.8% and 40.5% of our revenues for the three months ended September 30, 2021 and 2020, respectively, and 45.7% and 41.3% of our revenues for the nine months ended September 30, 2021 and 2020, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Culture and Organizational Excellence solution and the portion of our Healthcare Managed Services contracts that are billed under time-and-expense arrangements. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 41.0% and 44.0% of our revenues for the three months ended September 30, 2021 and 2020, respectively, and 39.1% and 44.2% of our revenues for the nine months ended September 30, 2021 and 2020, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We recognize revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned and recognizing that estimate over the length of the contract using a proportionate performance approach. Performance-based fee revenues represented 6.4% and 9.4% of our revenues for the three months ended September 30, 2021 and 2020, respectively, and 8.6% and 8.6% of our revenues for the nine months ended September 30, 2021 and 2020, respectively. The level of performance-based fees earned may vary based on our clients' risk sharing preferences and the mix of services we provide.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized. Software support, maintenance and subscription revenues represented 6.8% and 6.1% of our revenues for the three months ended September 30, 2021 and 2020, respectively, and 6.6% and 5.9% of our revenues for the nine months ended September 30, 2021 and 2020, respectively.
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
In conjunction with our continuous evaluation of the appropriate level of disaggregation of revenues as our business evolves and in consideration of a group hire of approximately 300 employees in our Healthcare Managed Services solution within our Healthcare segment in the second quarter of 2021, we began assessing our operating performance by the following three employee types: billable consultants, full-time equivalents, and Healthcare Managed Services employees. The other operating data previously reported for the three and nine months ended September 30, 2020 was revised below to reflect this change. This change has no impact on our consolidated total revenues or total revenues by segment.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Healthcare:
Revenues	$92,845	$87,406	$273,924	$268,340
Operating income	$30,255	$25,610	$78,363	$70,831
Segment operating income as a percentage of segment revenues	32.6%	29.3%	28.6%	26.4%
Business Advisory:
Revenues	$69,966	$66,048	$213,741	$201,423
Operating income	$9,892	$10,780	$37,284	$37,306
Segment operating income as a percentage of segment revenues	14.1%	16.3%	17.4%	18.5%
Education:
Revenues	$61,196	$51,850	$169,681	$176,017
Operating income	$14,788	$12,548	$37,211	$41,792
Segment operating income as a percentage of segment revenues	24.2%	24.2%	21.9%	23.7%
Total Company:
Revenues	$224,007	$205,304	$657,346	$645,780
Reimbursable expenses	3,690	2,860	8,876	25,133
Total revenues and reimbursable expenses	$227,697	$208,164	$666,222	$670,913
Statements of Operations reconciliation:
Segment operating income	$54,935	$48,938	$152,858	$149,929
Items not allocated at the segment level:
Other operating expenses	31,374	29,042	94,536	87,826
Litigation and other losses (gains)	56	—	98	(150)
Depreciation and amortization	5,199	6,197	15,549	18,635
Goodwill impairment charges (1)	—	—	—	59,816
Operating income (loss)	18,306	13,699	42,675	(16,198)
Other expense, net	(2,611)	(224)	(3,788)	(6,829)
Income (loss) from continuing operations before taxes	15,695	13,475	38,887	(23,027)
Income tax expense (benefit)	1,968	2,388	6,958	(5,413)
Net income (loss) from continuing operations	$13,727	$11,087	$31,929	$(17,614)
Earnings (loss) per share from continuing operations:
Basic	$0.65	$0.50	$1.48	$(0.81)
Diluted	$0.64	$0.50	$1.46	$(0.81)

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Operating Data:	2021	2020	2021	2020
Number of billable consultants (at period end) (2):
Healthcare	849	838	849	838
Business Advisory	1,179	1,001	1,179	1,001
Education	816	790	816	790
Total	2,844	2,629	2,844	2,629
Average number of billable consultants (for the period) (2):
Healthcare	802	844	807	873
Business Advisory	1,136	976	1,103	940
Education	784	772	750	779
Total	2,722	2,592	2,660	2,592
Billable consultant utilization rate (3):
Healthcare	74.9%	71.4%	72.7%	70.2%
Business Advisory	69.0%	72.6%	69.3%	72.6%
Education	74.5%	66.5%	73.3%	71.7%
Total	72.2%	70.4%	71.5%	71.5%
Billable consultant average billing rate per hour (4):
Healthcare	$229	$232	$232	$218
Business Advisory (5)	$184	$186	$191	$197
Education	$193	$184	$186	$189
Total (5)	$200	$200	$201	$201
Revenue per billable consultant (in thousands):
Healthcare	$74	$71	$221	$203
Business Advisory	$57	$64	$182	$204
Education	$65	$57	$191	$194
Total	$64	$64	$196	$200
Average number of full-time equivalents (for the period) (6):
Healthcare	149	191	154	188
Business Advisory	59	35	50	27
Education	49	46	41	56
Total	257	272	245	271
Revenue per full-time equivalent (in thousands):
Healthcare	$133	$110	$392	$371
Business Advisory	$93	$106	$270	$370
Education	$203	$165	$643	$453
Total	$137	$119	$410	$388
Healthcare Managed Services employees(7):
Total revenues (in thousands)	$13,612	$6,423	$35,409	$21,493
Average number of Healthcare Managed Services employees (for the period)	485	88	342	91
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
(5)The Business Advisory segment includes operations of Huron Eurasia India. Absent the impact of Huron Eurasia India, the average billing rate per hour for the Business Advisory segment would have been $200 and $201 for the three months ended September 30, 2021 and 2020, respectively; and $207 and $217 for the nine months ended September 30, 2021 and 2020, respectively.

Absent the impact of Huron Eurasia India, Huron's consolidated average billing rate per hour would have been $207 and $206 for the three months ended September 30, 2021 and 2020, respectively; and $208 for both the nine months ended September 30, 2021 and 2020.
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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$224,007	$205,304	$657,346	$645,780
Net income (loss) from continuing operations	$13,727	$11,087	$31,929	$(17,614)
Add back:
Income tax expense (benefit)	1,968	2,388	6,958	(5,413)
Interest expense, net of interest income	2,217	2,259	5,965	7,516
Depreciation and amortization	6,534	7,546	19,640	22,488
Earnings before interest, taxes, depreciation and amortization (EBITDA)	24,446	23,280	64,492	6,977
Add back:
Restructuring and other charges	1,677	59	3,166	2,626
Litigation and other losses (gains)	56	—	98	(150)
Goodwill impairment charges	—	—	—	59,816
Loss on sale of business	—	—	—	102
Transaction-related expenses	194	437	335	437
Foreign currency transaction losses (gains), net	43	(194)	398	245
Adjusted EBITDA	$26,416	$23,582	$68,489	$70,053
Adjusted EBITDA as a percentage of revenues	11.8%	11.5%	10.4%	10.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$13,727	$11,087	$31,929	$(17,614)
Weighted average shares - diluted	21,531	22,175	21,904	21,868
Diluted earnings (loss) per share from continuing operations	$0.64	$0.50	$1.46	$(0.81)
Add back:
Amortization of intangible assets	2,235	3,155	6,923	9,558
Restructuring and other charges	1,677	59	3,166	2,626
Litigation and other losses (gains)	56	—	98	(150)
Goodwill impairment charges	—	—	—	59,816
Loss on sale of business	—	—	—	102
Transaction-related expenses	194	437	335	437
Tax effect of adjustments	(1,103)	(1,692)	(2,788)	(17,041)
Total adjustments, net of tax	3,059	1,959	7,734	55,348
Adjusted net income from continuing operations	$16,786	$13,046	$39,663	$37,734
Adjusted weighted average shares - diluted	21,531	22,175	21,904	22,207
Adjusted diluted earnings per share from continuing operations	$0.78	$0.59	$1.81	$1.70
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
Litigation and other losses (gains): We have excluded the effect of a loss in the first and third quarter of 2021 from an increase in the estimated fair value of our liability for contingent consideration related to a business acquisition and a litigation settlement gain recognized in the first quarter of 2020 to permit comparability with periods that were not impacted by these items.
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
Transaction-related expenses: To permit comparability with prior periods, we excluded the impact of third-party legal and accounting fees incurred in the first nine months of 2021 and 2020 related to business acquisitions.
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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenues
Revenues increased $18.7 million, or 9.1%, to $224.0 million for the third quarter of 2021 from $205.3 million for the third quarter of 2020. The increase in revenues reflects strengthened demand for services in all of our segments, as well as the favorable comparison against results for the third quarter of 2020 in our Healthcare and Education segments which were more significantly impacted by the COVID-19 pandemic as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic.
Of the $18.7 million increase in revenues, $8.6 million was attributable to an increase in revenues generated by our billable consultants, $7.2 million was attributable to an increase in revenues generated by our Healthcare Managed Services employees, and $2.9 million was attributable to revenues generated by our full-time equivalents.
The increase in billable consultant revenues reflected strengthened demand for services in our Education and Business Advisory segments, partially offset by a decrease in demand for certain services in our Healthcare segment, as discussed below in Segment Results. The overall increase in billable consultant revenues was primarily attributable to overall increases in the average number of billable consultants and the consultant utilization rate for the third quarter of 2021 compared to the same prior year period.
The increase in Healthcare Managed Services revenues was primarily attributable to an increase in demand for these services, which led to an increase in the average number of managed services employees in the third quarter of 2021 compared to the same prior year period. At the beginning of the second quarter of 2021, we hired approximately 300 employees to expand our capacity to manage and provide revenue cycle billing, collections, insurance verification and change integrity services to our healthcare clients. These employees are serving new and existing clients in our Healthcare Managed Services solution, including serving under a short-term contract with an existing client which we entered into in connection with this group hire.
The increase in full-time equivalent revenues was primarily attributable to an increase in full-time equivalent revenues in our Education and Business Advisory segments, as discussed below in Segment Results. The overall increase in full-time equivalent revenues reflected an overall increase in revenue per full-time equivalent, partially offset by an overall decrease in the average number of full-time equivalents in the third quarter of 2021 compared to the same prior year period.
In most of 2020 and the first quarter of 2021, the COVID-19 pandemic negatively impacted sales and elongated the sales cycle for new opportunities for certain services, particularly within our Healthcare and Education segments as some clients reprioritized or delayed certain projects. During the second and third quarters of 2021, we saw an increase in our sales pipeline and the pace of signings in our Healthcare and Education businesses. As the overall demand for our services continued to strengthen in the second and third quarters of 2021, we expect continued revenue growth in the fourth quarter of 2021 compared to the fourth quarter of 2020.
Total Direct Costs
Direct costs, excluding amortization of intangible assets and software development costs, increased $8.4 million, or 5.8%, to $153.9 million for the three months ended September 30, 2021, from $145.5 million for the three months ended September 30, 2020. The $8.4 million increase primarily related to a $9.8 million increase in salaries and related expenses for our revenue-generating professionals, a $1.0 million increase in signing, retention and other bonus expense for our revenue-generating professionals, a $0.9 million increase in share-based compensation expense for our revenue-generating professionals, a $0.7 million increase in contractor expense and a $0.5 million increase in product and event costs. These increases in direct costs were partially offset by a $4.5 million decrease in performance bonus expense for our revenue-generating professionals which primarily reflects a decrease in the performance bonus adjustment recorded in the third quarter of 2021 compared to the third quarter of 2020 to adjust our year-to-date performance bonus accrual to reflect the revised full year forecasts. As a percentage of revenues, direct costs decreased to 68.7% during the third quarter of 2021 compared to 70.9% during the third quarter of 2020, primarily due to the decrease in performance bonus expense for our revenue-generating professionals, partially offset by the increases in signing, retention and other bonus expense and share-based compensation expense for our revenue-generating professionals, as percentages of revenues.
Total direct costs for the three months ended September 30, 2021 included $0.9 million of amortization expense for internal software development costs and intangible assets, compared to $1.4 million of amortization expense for the same prior year period. Intangible asset amortization included within direct costs for the three months ended September 30, 2021 and 2020 primarily related to technology and software, certain customer relationships and customer contracts acquired in connection with our business acquisitions. See Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses increased by $5.0 million, or 12.9%, to $43.5 million in the third quarter of 2021 from $38.6 million in the third quarter of 2020. The overall $5.0 million increase primarily related to a $1.4 million increase in share-based compensation expense for our support personnel, a $1.2 million increase in promotion and marketing expense, a $1.1 million increase in salaries and related expenses for our support personnel, a $0.8 million increase in software and data hosting expense, a $0.6 million increase in signing, retention and other bonus expense for our support personnel, a $0.6 million increase in research expense, a $0.6 million increase in legal expenses, a $0.5 million increase in practice administration and meetings expense, and a $0.5 million increase in third-party consulting expense. The increase in share-based compensation expense primarily related to a decrease in the expected funding of performance-based share awards for our executive officers recorded in the third quarter of 2020. These increases were partially offset by a $2.2 million decrease in deferred compensation expense attributable to the change in the market value of our deferred compensation liability, and a $1.2 million decrease in performance bonus expense for our support personnel. During the third quarter of 2021, the market value of our deferred compensation liability decreased by $0.4 million, compared to an increase of $1.8 million in the third quarter of 2020. This $2.2 million decrease in expense is offset by a $2.2 million decrease in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. As a percentage of revenues, selling, general and administrative expenses increased to 19.4% during the third quarter of 2021 compared to 18.8% during the third quarter of 2020. This increase was primarily attributable to the increases in selling, general and administrative expenses described above, as percentages of revenues, partially offset by the decreases in deferred compensation expense and performance bonus expense for our support personnel.
Restructuring charges for the third quarter of 2021 were $1.7 million, compared to $0.1 million for the third quarter of 2020. The $1.7 million of restructuring charges recognized in the third quarter of 2021 consisted of $0.7 million of third-party transaction expenses related to the evaluation of the divestiture of our Life Sciences business within our Business Advisory segment, $0.5 million of rent and related expenses, net of sublease income, for previously vacated office spaces, and $0.5 million of employee-related expenses. The $0.1 million of restructuring charges recognized in the third quarter of 2020 primarily related to rent and related expenses, net of sublease income, for vacated office spaces. See Note 8 “Restructuring Charges” within the notes to our consolidated financial statements for additional information on our restructuring charges.
Depreciation and amortization expense decreased $0.8 million, or 12.4%, to $5.4 million for the three months ended September 30, 2021 compared to $6.2 million for the three months ended September 30, 2020. The $0.8 million decrease in depreciation and amortization expense was primarily attributable to decreasing amortization expense for customer relationships acquired in business acquisitions due to the accelerated basis of amortization in prior periods, including the customer relationships acquired in our Studer Group acquisition; and customer relationships acquired in other business acquisitions that were fully amortized in prior periods; as well as a decrease in depreciation expense for leasehold improvements and furniture and fixtures related to vacated office spaces. Intangible asset amortization expense included within operating expenses primarily related to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Income
Operating income increased $4.6 million to $18.3 million in the third quarter of 2021 from $13.7 million in the third quarter of 2020. Operating margin, which is defined as operating income expressed as a percentage of revenues, was 8.2% for the three months ended September 30, 2021 compared to 6.7% for the three months ended September 30, 2020. The increase in operating margin was primarily attributable to the increase in revenues and the decreases in performance bonus expense for our revenue-generating professionals, deferred compensation expense, performance bonus expense for our support personnel, and depreciation and amortization expense, partially offset by the increases in share-based compensation expense for our support personnel and restructuring charges, as percentages of revenues.
Total Other Income (Expense), Net
Interest expense, net of interest income decreased less than $0.1 million to $2.2 million in the third quarter of 2021 from $2.3 million in the third quarter of 2020. See Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income (expense), net decreased $2.4 million to other expense, net of $0.4 million in the third quarter of 2021 from other income, net of $2.0 million in the third quarter of 2020. The decrease in other income, net was primarily attributable to the $2.2 million decrease in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability. During the third quarter of 2021, we recognized a $0.4 million loss for the market value of our deferred compensation investments compared to a $1.8 million gain recognized in the third quarter of 2020.
Income Tax Expense
For the three months ended September 30, 2021, our effective tax rate was 12.5% as we recognized income tax expense from continuing operations of $2.0 million on income from continuing operations of $15.7 million. The effective tax rate of 12.5% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit for U.S. federal return to provision adjustments related to the 2020 corporate income tax return.
For the three months ended September 30, 2020, our effective tax rate was 17.7% as we recognized income tax expense from continuing operations of $2.4 million on income from continuing operations of $13.5 million. The effective tax rate of 17.7% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to the year-to-date pre-tax losses and the impact during the quarter of certain nondeductible expense items, including the nondeductible portion of the goodwill impairment charges, based on the attribution of those expenses to the quarter in accordance with the allocation of income tax expense on a year-to-date basis. The effective tax rate also reflected the positive impact of certain federal tax credits. See Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information on the goodwill impairment charges recognized in the first quarter of 2020.
See Note 12 “Income Taxes” within the notes to our consolidated financial statements for additional information on our income tax expense.
Net Income from Continuing Operations and Earnings per Share
Net income from continuing operations increased $2.6 million to $13.7 million for the three months ended September 30, 2021 from $11.1 million for the same period last year. As a result of the decrease in net income from continuing operations, diluted earnings per share from continuing operations for the third quarter of 2021 was $0.64 compared to $0.50 for the third quarter of 2020.
EBITDA and Adjusted EBITDA
EBITDA increased $1.2 million to $24.4 million for the three months ended September 30, 2021 from $23.3 million for the three months ended September 30, 2020. Adjusted EBITDA increased $2.8 million to $26.4 million in the third quarter of 2021 from $23.6 million in the third quarter of 2020. The increase in EBITDA was primarily attributable to an overall increase in segment operating income, partially offset by an increase in corporate expenses. The increase in adjusted EBITDA was primarily attributable to an increase in segment operating income, partially offset by an increase in corporate expenses, excluding the change in the market value of our deferred compensation liability for the third quarter of 2021 compared to the third quarter of 2020 and restructuring charges not allocated at the segment level. See Segment Results below for additional information on segment operating income.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income from continuing operations increased $3.7 million to $16.8 million in the third quarter of 2021 compared to $13.0 million in the third quarter of 2020. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $0.78 for the third quarter of 2021, compared to $0.59 for the third quarter of 2020.
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $5.4 million, or 6.2%, to $92.8 million for the third quarter of 2021 from $87.4 million for the third quarter of 2020 due to strengthened demand for services in this segment in the third quarter of 2021, as well as the favorable comparison against results for the third quarter of 2020 which was significantly impacted by the COVID-19 pandemic as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic.
During the three months ended September 30, 2021, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 61.2%, 19.2%, 13.7%, and 5.9% of this segment’s revenues, respectively, compared to 58.9%, 16.7%, 17.9%, and 6.5% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $12.7 million for the third quarter of 2021 compared to $15.6 million for the third quarter of 2020. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $5.4 million increase in revenues, $7.2 million was attributable to an increase in revenues from our Healthcare Managed Services employees, partially offset by a $1.2 million decrease in revenues from our full-time equivalents and a $0.6 million decrease in revenues from our billable consultants.
The increase in Healthcare Managed Services revenues was primarily attributable to an increase in demand for these services, which led to an increase in the average number of managed services employees in the third quarter of 2021 compared to the same prior year period. At the beginning of the second quarter of 2021, we hired approximately 300 employees to expand our capacity to manage and provide revenue cycle billing, collections, insurance verification and change integrity services to our healthcare clients. These employees are serving new and existing clients in our Healthcare Managed Services solution, including serving under a short-term contract with an existing client which we entered into in connection with this group hire.
The decrease in revenues from our full-time equivalents was primarily driven by a decrease in demand for certain services and a decreased use of contractors and project consultants; and reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent in the third quarter of 2021 compared to the same prior year period.
The decrease in revenues attributable to our billable consultants reflected decreases in the average number of billable consultants and the average billing rate, partially offset by an increase in the consultant utilization rate in the third quarter of 2021 compared to the same prior year period.

Operating Income
Healthcare segment operating income increased $4.6 million, or 18.1%, to $30.3 million for the three months ended September 30, 2021 from $25.6 million for the three months ended September 30, 2020. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 32.6% for the third quarter of 2021 from 29.3% in the same period last year. The increase in this segment’s operating margin was primarily attributable to a decrease in performance bonus expense for our revenue-generating professionals as well as a decrease in salaries and related expenses for our support personnel. These increases to the operating margin were partially offset by increases in signing, retention and other bonus expense for our revenue-generating professionals and product and event costs, as percentages of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $3.9 million, or 5.9%, to $70.0 million for the third quarter of 2021 from $66.0 million for the third quarter of 2020, primarily related to strengthened demand for our strategy and innovation solutions and our cloud-based technology and analytics solutions. Revenues for the third quarter of 2021 included $4.5 million from our acquisitions of ForceIQ and Unico Solutions, which were completed in November 2020 and February 2021, respectively.
During the three months ended September 30, 2021, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 44.0%, 50.4%, 2.3%, and 3.3% of this segment’s revenues, respectively, compared to 31.3%, 61.3%, 5.6%, and 1.8% of this segment's revenues, respectively, for the same prior year period. Performance-based fee revenue was $1.6 million for the third quarter of 2021 compared to $3.7 million for the third quarter of 2020. The level of performance-based fees earned may vary based on our clients’ preferences, the mix of services we provide, and the timing of transactions or milestones.
Of the overall $3.9 million increase in revenues, $2.1 million was attributable to an increase in revenues from our billable consultants and $1.8 million was attributable to an increase in revenues from our full-time equivalents. The increase in revenues from our billable consultants reflected an increase in the average number of billable consultants, partially offset by decreases in the consultant utilization rate and the average billing rate in the third quarter of 2021 compared to the same prior year period. The increase in revenues generated by our full-time equivalents was primarily driven by an increased use of contractors and project consultants; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the third quarter of 2021 compared to the same prior year period.
On November 1, 2021, we completed the divestiture of the Life Sciences business to Oliver Wyman. The Life Sciences business, a reporting unit within the Business Advisory segment, provides commercial and research and development strategy, pricing and market access strategy solutions to customers in the life sciences industries. For the three months ended September 30, 2021, Life Sciences revenues were $5.1 million. The Life Sciences business is not significant to our consolidated financial statements and does not qualify as a discontinued operation for reporting under GAAP.
Operating Income
Business Advisory segment operating income decreased by $0.9 million, or 8.2%, to $9.9 million for the three months ended September 30, 2021 from $10.8 million for the three months ended September 30, 2020. The Business Advisory segment operating margin decreased to 14.1% for the third quarter of 2021 from 16.3% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals and contractor expense, as percentages of revenues, as well as increases in restructuring charges, promotion and marketing expense and practice administration and meetings expense, as percentages of revenues. These decreases to the segment's operating margin were partially offset by a decrease in performance bonus expense for our revenue-generating professionals.
Education
Revenues
Education segment revenues increased $9.3 million, or 18.0%, to $61.2 million for the third quarter of 2021 from $51.9 million for the third quarter of 2020 due to strengthened demand for services in this segment in the third quarter of 2021, as well as the favorable comparison against results for the third quarter of 2020 which was significantly impacted by the COVID-19 pandemic as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic.
During the three months ended September 30, 2021, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 24.5%, 63.4%, and 12.1% of this segment’s revenues, respectively, compared to 21.1%, 67.9%, and 11.0% of this segment’s revenues, respectively, for the same prior year period.

Of the overall $9.3 million increase in revenues, $7.0 million was attributable to an increase in revenues from our billable consultants and $2.3 million was attributable to an increase in revenues from our full-time equivalents. The increase in revenues attributable to our billable consultants reflected increases in the consultant utilization rate, the average billing rate, and the average number of billable consultants in the third quarter of 2021 compared to the same prior year period. The increase in revenues from our full-time equivalents was primarily driven by an increase in software subscriptions and data hosting revenues, and reflected increases in revenue per full-time equivalent and the average number of full-time equivalents in the third quarter of 2021 compared to the same prior year period.
Operating Income
Education segment operating income increased $2.2 million, or 17.9% to $14.8 million for the three months ended September 30, 2021 from $12.5 million for the three months ended September 30, 2020. The Education segment operating margin was 24.2% for both the third quarter of 2021 and 2020. This segment's revenue growth outpaced the increase in salaries and related expenses for our revenue-generating professionals. This increase to the segment's operating margin was largely offset by increases in performance bonus expense and share-based compensation expense for our revenue-generating professionals, as percentages of revenues.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenues
Revenues increased $11.6 million, or 1.8%, to $657.3 million for the first nine months of 2021 from $645.8 million for the first nine months of 2020. The increase in revenues reflects strengthened demand for services in our Business Advisory and Healthcare segments, partially offset by a decrease in demand for services in our Education segment, as discussed below in Segment Results.
Of the overall $11.6 million increase in revenues, $13.9 million was attributable to an increase in revenues from our Healthcare Managed Services employees and $2.0 million was attributable to an increase in revenues from our billable consultants, partially offset by a $4.3 million decrease in revenues from our full-time equivalents.
The increase in Healthcare Managed Services revenues was primarily attributable to an increase in demand for these services, which led to an increase in the average number of Healthcare Managed Services employees in the first nine months of 2021 compared to the same prior year period. At the beginning of the second quarter of 2021, we hired approximately 300 employees to expand our capacity to manage and provide revenue cycle billing, collections, insurance verification and change integrity services to our healthcare clients. These employees are serving new and existing clients in our Healthcare Managed Services solution, including serving under a short-term contract with an existing client which we entered into in connection with this group hire.
The increase in billable consultant revenues was attributable to an increase in demand for services in our Business Advisory segment, largely offset by a decrease in demand for services in our Education segment, as discussed below in Segment Results. The overall increase in billable consultant revenues reflected an overall increase in the average number of billable consultants during the first nine months of 2021 compared to the same prior year period.
The decrease in full-time equivalent revenues was primarily attributable to a decrease in full-time equivalent revenues in our Healthcare segment, partially offset by increases in full-time equivalent revenues in our Business Advisory and Education segments, as discussed below in Segment Results; and reflected an overall decrease in the average number of full-time equivalents, partially offset by an overall increase in revenue per full-time equivalent during the first nine months of 2021 compared to the first nine months of 2020.
In most of 2020 and the first quarter of 2021, the COVID-19 pandemic negatively impacted sales and elongated the sales cycle for new opportunities for certain services, particularly within our Healthcare and Education segments as some clients reprioritized or delayed certain projects. During the second and third quarters of 2021, we saw an increase in our sales pipeline and the pace of signings in our Healthcare and Education businesses. While overall demand for our services in the first quarter of 2021 was negatively impacted by the COVID-19 pandemic, the overall demand for our services strengthened in the second and third quarters of 2021 and we expect continued revenue growth in the fourth quarter of 2021 compared to the fourth quarter of 2020.
The COVID-19 pandemic has caused the need for many companies to accelerate their digital transformation to drive operational efficiencies, better engage with their customers, and make better data-driven decisions. This has resulted in strong demand for our digital, technology and analytic offerings, particularly within our Business Advisory segment. Indicative of our expectations for future growth in this segment, we continue to make investments in these offerings, both organically and through strategic acquisitions, such as our acquisitions of ForceIQ in November 2020 and Unico Solutions in February 2021, and through the addition of new offerings and capabilities within this segment where we see strategic opportunities.
Total Direct Costs
Direct costs, excluding amortization of intangible assets and software development costs, increased $12.3 million, or 2.7%, to $463.5 million for the nine months ended September 30, 2021, from $451.2 million for the nine months ended September 30, 2020. The overall $12.3 million increase primarily related to a $16.1 million increase in salaries and related expenses for our revenue-generating professionals and a $2.4 million increase in signing, retention and other bonus expense for our revenue-generating professionals, partially offset by a $4.2 million decrease in performance bonus expense for our revenue-generating professionals and a $1.8 million decrease in contractor expense. As a percentage of revenues, our direct costs increased to 70.5% during the first nine months of 2021 compared to 69.9% during the first nine months of 2020 primarily due to the increase in salaries and related expenses for our revenue-generating professionals, as a percentage of revenues, partially offset by the decrease in performance bonus expense for our revenue-generating professionals.
Total direct costs for the nine months ended September 30, 2021 included $2.7 million of amortization expense for internal software development costs and intangible assets, compared to $4.0 million of amortization expense for the same prior year period. Intangible asset amortization included within direct costs for the nine months ended September 30, 2021 and 2020 related to technology and software, certain customer relationships and customer contracts acquired in connection with our business acquisitions. See Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information about our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses increased $1.6 million, or 1.3%, to $128.5 million in the nine months ended September 30, 2021 from $126.9 million in the nine months ended September 30, 2020. The $1.6 million increase primarily related to a $1.7 million increase in software and data hosting expense, a $1.6 million increase in deferred compensation expense, a $1.4 million increase in legal expense, and a $1.1 million increase in signing, retention and other bonus expense for our support personnel. The $1.6 million increase in deferred compensation expense was attributable to the change in the market value of our deferred compensation liability. During the first nine months of 2021, the market value of our deferred compensation liability increased by $2.6 million, compared to $1.0 million in the first nine months of 2020. This $1.6 million increase in expense is offset by a $1.6 million increase in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. These increases to selling, general and administrative expenses were largely offset by a $3.7 million decrease in practice administration and meetings expense and a $1.0 million decrease in promotion and marketing expense. As a percentage of revenues, selling, general and administrative expenses decreased to 19.5% for the first nine months of 2021 compared to 19.6% during the first nine months of 2020, primarily attributable to the decrease in practice administration and meetings expense, largely offset by the increases in the other selling, general and administrative expenses described above.
Restructuring charges for the first nine months of 2021 totaled $3.2 million, compared to $1.8 million for the first nine months of 2020. The $3.2 million restructuring charge incurred in the first nine months of 2021 consisted of $1.8 million of rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for vacated office spaces, $0.9 million of third-party transaction expenses related to the evaluation of the divestiture of our Life Sciences business within our Business Advisory segment, and $0.5 million of employee-related expenses. The $1.8 million restructuring charge incurred in the first nine months of 2020 primarily related to a $1.2 million accrual for the termination of a third-party advisor agreement; $0.3 million related to workforce reductions to better align resources with market demand; $0.2 million related to rent and related expenses, net of sublease income, for office spaces previously vacated, and $0.1 million related to workforce reductions in our corporate operations. See Note 8 “Restructuring Charges” within the notes to our consolidated financial statements for additional information on our restructuring charges.
Litigation and other losses (gains), net totaled a net loss of $0.1 million for the nine months ended September 30, 2021, which consisted of remeasurement losses to increase the fair value of our liability for contingent consideration related to a business combination. Litigation and other losses (gains), net totaled a net gain of $0.2 million for the nine months ended September 30, 2020, which consisted of a litigation settlement gain for the resolution of a claim that was settled in the first quarter of 2020.
Depreciation and amortization expense decreased by $2.2 million, or 11.9%, to $16.3 million for the nine months ended September 30, 2021, from $18.5 million for the nine months ended September 30, 2020. The $2.2 million decrease was primarily attributable to decreasing amortization expense for customer relationships acquired in business acquisitions due to the accelerated basis of amortization in prior periods, including the customer relationships acquired in our Studer Group acquisition; and customer relationships acquired in other business acquisitions that were fully amortized in prior periods; as well as a decrease in depreciation expense for leasehold improvements and furniture and fixtures related to vacated office spaces. Intangible asset amortization expense included within operating expenses primarily related to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information on our intangible assets.
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
Operating Income (Loss)
Operating income increased $58.9 million to income of $42.7 million in the first nine months of 2021 from a loss of $16.2 million in the first nine months of 2020. This increase is primarily attributable to the $59.8 million of non-cash pretax goodwill impairment charges recognized in the first quarter of 2020 related to our Business Advisory segment. Operating margin, which is defined as operating income (loss) expressed as a percentage of revenues, was 6.5% for the nine months ended September 30, 2021, compared to (2.5)% for the nine months ended September 30, 2020. The increase in operating margin was primarily attributable to the goodwill impairment charges recognized in the first quarter of 2020, as well as the increase in revenues and decreases in performance bonus expense for our revenue-generating professionals and practice administration and meetings expenses. These increases to the operating margin were partially offset by the increase in salaries and related expenses for our revenue-generating professionals, as a percentage of revenues.
Total Other Income (Expense), Net
Interest expense, net of interest income decreased $1.6 million to $6.0 million in the first nine months of 2021 from $7.5 million in the first nine months of 2020, primarily attributable to lower levels of borrowing under our credit facility during the first nine months of 2021 compared to the same prior year period. See Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income (expense), net increased by $1.5 million to a net gain of $2.2 million in the first nine months of 2021 from a net gain of $0.7 million in the first nine months of 2020. The increase in total other income, net was primarily attributable to the $2.6 million gain recognized during the first nine months of 2021 for the market value of our investments that are used to fund our deferred compensation liability, compared to the $1.0 million gain recognized during the first nine months of 2020.
Income Tax Expense (Benefit)
For the nine months ended September 30, 2021, our effective tax rate was 17.9% as we recognized income tax expense from continuing operations of $7.0 million on income from continuing operations of $38.9 million. The effective tax rate of 17.9% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6% primarily due to a discrete tax benefit recognized in the third quarter of 2021 related to U.S. federal return to provision adjustments related to the 2020 corporate income tax return. The effective tax rate also reflected the positive impact of certain federal tax credits and a discrete tax benefit recognized during the second quarter of 2021 related to electing the Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion retroactively for the 2018 tax year. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. These favorable items were partially offset by certain nondeductible business expenses.
For the nine months ended September 30, 2020, our effective tax rate was 23.5% as we recognized an income tax benefit from continuing operations of $5.4 million on a loss from continuing operations of $23.0 million. The effective tax rate of 23.5% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible business expenses and the nondeductible portion of the goodwill impairment charges recorded during the first quarter of 2020. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the first quarter, the positive impact of certain federal tax credits, and a discrete tax benefit for the remeasurement portion of our income tax receivable as a result of the enactment of the CARES Act in the first quarter of 2020.
The CARES Act, which was signed into law on March 27, 2020, is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to net operating loss carryback periods and technical corrections to tax depreciation methods for qualified improvement property. In the first nine months of 2020, as a result of the CARES Act, we recognized a $0.8 million tax benefit related to the remeasurement of a portion of our income tax receivable due to the ability to apply the federal net operating loss incurred in 2018 to prior year income for a refund at the higher tax rate in the carryback period. As a result of electing the retroactive GILTI high-tax exclusion in the second quarter of 2021, we recognized a $1.0 million tax benefit of which $0.4 million related to carrying back our increased 2018 federal net operating loss to prior year income for a refund at the higher, prior year tax rate. During the third quarter of 2021, we recognized an additional tax benefit of $2.0 million primarily related to the U.S. federal return to provision adjustments for carrying back our increased 2020 federal net operating loss to prior year income for a refund at the higher, prior year tax rate.
See Note 12 “Income Taxes” within the notes to our consolidated financial statements for additional information on our income tax expense.
Net Income (Loss) from Continuing Operations and Earnings (Loss) Per Share
Net income from continuing operations increased by $49.5 million to net income from continuing operations of $31.9 million for the nine months ended September 30, 2021, from a net loss from continuing operations of $17.6 million for the same prior year period. This increase is primarily attributable to the $59.8 million of non-cash pretax goodwill impairment charges recognized in the first quarter of 2020 related to our Business Advisory segment. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the first nine months of 2021 was $1.46 compared to a loss per share from continuing operations of $0.81 for the first nine months of 2020. The non-cash goodwill impairment charges had a $2.11 unfavorable impact on diluted earnings per share from continuing operations for the first nine months of 2020.

EBITDA and Adjusted EBITDA
EBITDA increased $57.5 million to $64.5 million for the nine months ended September 30, 2021, from $7.0 million for the nine months ended September 30, 2020. The increase in EBITDA was primarily attributable to the non-cash goodwill impairment charges of $59.8 million recognized in the first quarter of 2020. Adjusted EBITDA decreased $1.6 million to $68.5 million in the first nine months of 2021 from $70.1 million in the first nine months of 2020. The decrease in adjusted EBITDA was primarily attributable to an increase in corporate expenses, excluding the change in the market value of our deferred compensation liability for the first nine months of 2021 compared to the first nine months of 2020 and restructuring charges not allocated at the segment level, partially offset by the overall increase in segment operating income, excluding depreciation and amortization and restructuring charges allocated at the segment level. See Segment Results below for additional information on segment operating income.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income from continuing operations increased $1.9 million to $39.7 million in the first nine months of 2021 compared to $37.7 million in the first nine months of 2020. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations for the first nine months of 2021 was $1.81 compared to $1.70 for the first nine months of 2020.
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $5.6 million, or 2.1%, to $273.9 million for the first nine months of 2021 from $268.3 million for the first nine months of 2020. The overall increase was primarily due to strengthened demand for this segment's services in the second and third quarters of 2021 and the favorable comparison against the first nine months of 2020, which was more significantly impacted by the COVID-19 pandemic as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic.
During the nine months ended September 30, 2021, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 58.5%, 17.2%, 18.4%, and 5.9% of this segment’s revenues, respectively, compared to 58.9%, 16.2%, 18.3%, and 6.6% of this segment’s revenues, respectively, for the same prior year period. Performance-based fee revenue was $50.4 million during the first nine months of 2021, compared to $49.0 million during the first nine months of 2020. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $5.6 million increase in revenues, $13.9 million was attributable to an increase in revenues from our Healthcare Managed Services employees and $0.9 million was attributable to an increase in revenues from our billable consultants, partially offset by a $9.2 million decrease in revenues from our full-time equivalents.
The increase in revenues attributable to our Healthcare Managed Services employees was primarily attributable to an increase in demand for these services, which led to an increase in the average number of managed services employees in the first nine months of 2021 compared to the same prior year period. At the beginning of the second quarter of 2021, we hired approximately 300 employees to expand our capacity to manage and provide revenue cycle billing, collections, insurance verification and change integrity services to our healthcare clients. These employees are serving new and existing clients in our Healthcare Managed Services solution, including serving under a short-term contract with an existing client which we entered into in connection with this group hire.
The increase in revenues attributable to our billable consultants reflected increases in the average billing rate and the consultant utilization rate, largely offset by a decrease in the average number of billable consultants during the first nine months of 2021 compared to the same prior year period.
The decrease in full-time equivalent revenues was primarily driven by a decrease in demand for certain services and a decreased use of contractors and project consultants; and reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent in the first nine months of 2021 compared to the same prior year period.
Operating Income
Healthcare segment operating income increased $7.5 million, or 10.6%, to $78.4 million for the nine months ended September 30, 2021, from $70.8 million for the nine months ended September 30, 2020. The Healthcare segment operating margin increased to 28.6% for the first nine months of 2021 from 26.4% in the same period last year. The increase in this segment’s operating margin was primarily attributable to decreases in practice administration and meetings expense, contractor expense, and salaries and related expenses for our support personnel. These increases to the segment operating margin were partially offset by an increase in signing, retention and other bonus expense for our revenue-generating professionals, as a percentage of revenues.

Business Advisory
Revenues
Business Advisory segment revenues increased $12.3 million, or 6.1%, to $213.7 million for the first nine months of 2021 from $201.4 million for the first nine months of 2020, primarily related to strengthened demand for our cloud-based technology and analytics solutions and our strategy and innovation solutions. Revenues for the first nine months of 2021 included $11.9 million from our acquisitions of ForceIQ and Unico Solutions, which were completed in November 2020 and February 2021, respectively.
During the first nine months of 2021, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 43.0%, 50.9%, 3.1%, and 3.0% of this segment’s revenues, respectively, compared to 36.5%, 58.8%, 2.9%, and 1.8% of this segment’s revenues, respectively, during the same prior year period. Performance-based fee revenue was $6.5 million for the first nine months of 2021, compared to $5.9 million for the first nine months of 2020. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $12.3 million increase in revenues, $8.8 million was attributable to revenues generated by our billable consultants and $3.5 million was attributable to our full-time equivalents. The increase in revenues from our billable consultants was primarily driven by an increase in the average number of billable consultants, partially offset by decreases in the consultant utilization rate and the average billing rate in the first nine months of 2021 compared to the same prior year period. The increase in revenues from our full-time equivalents was driven by an increased use of contractors and project consultants; and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in the first nine months of 2021 compared to the same prior year period.
On November 1, 2021, we completed the divestiture of the Life Sciences business to Oliver Wyman. The Life Sciences business, a reporting unit within the Business Advisory segment, provides commercial and research and development strategy, pricing and market access strategy solutions to customers in the life sciences industries. For the nine months ended September 30, 2021, Life Sciences revenues were $14.8 million. The Life Sciences business is not significant to our consolidated financial statements and does not qualify as a discontinued operation for reporting under GAAP.
Operating Income
Business Advisory segment operating income was $37.3 million for both the nine months ended September 30, 2021 and 2020. The Business Advisory segment operating margin decreased to 17.4% for the first nine months of 2021 from 18.5% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to increases in salaries and related expenses for our revenue-generating professionals, contractor expense, and salaries and related expenses for our support personnel, as percentages of revenues; partially offset by decreases in performance bonus expense for our revenue-generating professionals and restructuring charges.
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
Education
Revenues
Education segment revenues decreased $6.3 million, or 3.6%, to $169.7 million for the first nine months of 2021 from $176.0 million for the first nine months of 2020. The decrease in revenues was primarily related to the negative impact of the COVID-19 pandemic on demand for this segment's services beginning in the third quarter of 2020 and continuing through the second quarter of 2021 as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic. The decrease in revenues is also reflective of the difficult prior year comparison driven by the strong growth of this segment's revenues in the first half of 2020 prior to the impact of the pandemic on this segment.
For the nine months ended September 30, 2021, revenues from fixed-fee engagements; time-and-expense engagements; and software support, maintenance and subscription arrangements represented 28.4%, 59.3%, and 12.3% of this segment's revenues, respectively. During the same prior year period, revenues from fixed-fee engagements; time-and-expense engagements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 20.2%, 70.1%, 0.4% and 9.3% of this segment’s revenues, respectively.
Of the overall $6.3 million decrease in revenues, $7.8 million was attributable to a decrease in revenues generated by our billable consultants, partially offset by a $1.5 million increase in revenues generated by our full-time equivalents. The decrease in revenues from our full-time billable consultants reflected decreases in the average number of billable consultants and the average billing rate, partially offset by an increase in the consultant utilization rate in the first nine months of 2021 compared to the same prior year period. The increase in revenues from our full-time equivalents was primarily driven by an increase in software subscriptions, software support and maintenance, and data hosting revenues, partially offset by a decreased use of contractors and project consultants. The overall increase in full-time equivalent revenues reflected an increase in revenue per full-time equivalent, partially offset by a decrease in the average number of full-time equivalents in the first nine months of 2021 compared to the same prior year period.
Operating Income
Education segment operating income decreased $4.6 million, or 11.0%, to $37.2 million for the nine months ended September 30, 2021, from $41.8 million for the nine months ended September 30, 2020. The Education segment operating margin decreased to 21.9% for the first nine months of 2021 from 23.7% in the same period last year. The decrease in this segment’s operating margin was primarily attributable to an increase in performance bonus expense for our revenue-generating professionals and an increase in salaries and related expenses for our revenue-generating professionals as a percentage of revenues. These increases to the segment's operating margin were partially offset by a decrease in contractor expense, as a percentage of revenues.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $56.0 million to $11.2 million at September 30, 2021 from $67.2 million at December 31, 2020. As of September 30, 2021, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Nine Months Ended September 30,
Cash Flows (in thousands):	2021	2020
Net cash provided by (used in) operating activities	$(28,206)	$77,985
Net cash used in investing activities	(18,726)	(28,388)
Net cash provided by (used in) financing activities	(9,245)	13,517
Effect of exchange rate changes on cash	189	27
Net increase (decrease) in cash and cash equivalents	$(55,988)	$63,141
Operating Activities
Net cash used in operating activities totaled $28.2 million for the nine months ended September 30, 2021, compared to net cash provided by operating activities of $78.0 million for the nine months ended September 30, 2020. Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances.
The decrease in net operating cash flows for the first nine months of 2021 compared to the same prior year period was primarily attributable to a decrease in cash collections in the first nine months of 2021 compared to the same prior year period and the $12.2 million payment in the third quarter of 2021 of the employer's portion of social security taxes deferred under the CARES Act. These decreases to net operating cash flows were partially offset by a decrease in the amount paid for annual performance bonuses in the first quarter of 2021 compared to the first quarter of 2020.
Investing Activities
Net cash used in investing activities was $18.7 million and $28.4 million for the nine months ended September 30, 2021 and 2020, respectively.
The use of cash in the first nine months of 2021 primarily consisted of $8.9 million for purchases of property and equipment, primarily related to purchases of leasehold improvements and furniture for certain office spaces and computers and related equipment; $5.9 million for the purchase of a business; and $3.6 million for payments related to internally developed software.
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

Financing Activities
Net cash used in financing activities was $9.2 million for the nine months ended September 30, 2021. During the first nine months of 2021, we borrowed $189.0 million under our credit facility, primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2021, and made repayments on our borrowings of $129.4 million. Additionally, during the first nine months of 2021, we repurchased and retired $60.2 million of our common stock under our 2020 Share Repurchase Program, as defined below.
Net cash provided by financing activities was $13.5 million for the nine months ended September 30, 2020. During the first nine months of 2020, we borrowed $283.0 million under our credit facility, including $125.0 million prior to March 31, 2020 to maintain excess cash and support liquidity during the period of uncertainty created by the COVID-19 pandemic, as well as to fund our annual performance bonus payment. During the first nine months of 2020, we made repayments on our borrowings of $240.4 million, including $200.0 million in the second and third quarters of 2020 due to our ability to maintain adequate cash flows from operations and improved clarity around access to capital resources. Additionally, we repurchased and retired $20.9 million of our common stock under our 2015 Share Repurchase Program, as defined below, and settled $1.2 million of share repurchases that were accrued as of December 31, 2019.
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
In the three and nine months ended September 30, 2021, we repurchased and retired 518,045 and 1,169,126 shares for $25.0 million and $60.2 million, respectively, under the 2020 Share Repurchase Program. In the first quarter of 2020, we repurchased 313,998 shares for $20.9 million under the 2015 Share Repurchase Program. Additionally, in the first quarter of 2020, we settled the repurchase of 18,000 shares for $1.2 million that were accrued as of December 31, 2019. No shares were repurchased in the second or third quarters of 2020. As of September 30, 2021, $34.7 million remained available for share repurchases under the 2020 Share Repurchase Program.
Financing Arrangements
At September 30, 2021, we had $260.0 million outstanding under our senior secured credit facility and $2.9 million outstanding under a promissory note, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At September 30, 2021 and December 31, 2020, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of September 30, 2021 was 2.73 to 1.00, compared to 1.94 to 1.00 as of December 31, 2020. Our Consolidated Interest Coverage Ratio as of September 30, 2021 was 13.99 to 1.00, compared to 12.51 to 1.00 as of December 31, 2020.
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
Principal borrowings outstanding under the Amended Credit Agreement at September 30, 2021 and December 31, 2020 totaled $260.0 million and $200.0 million, respectively. These borrowings carried a weighted average interest rate of 2.7% at September 30, 2021 and 2.5% at December 31, 2020, including the impact of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2021, we had outstanding letters of credit totaling $0.7 million, which are primarily used as security deposits for our office facilities. As of September 30, 2021, the unused borrowing capacity under the revolving credit facility was $339.3 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we will pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At September 30, 2021, the outstanding principal amount of the promissory note was $2.9 million, and the aircraft had a carrying amount of $3.9 million. At December 31, 2020, the outstanding principal amount of the promissory note was $3.3 million, and the aircraft had a carrying amount of $4.4 million.
For further information, see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements.
Future Financing Needs
Throughout 2020 and into 2021, our primary financing need was to support our operations and maintain our liquidity during the COVID-19 pandemic. As such, we took proactive measures to increase available cash on hand, including, but not limited to, borrowing under our senior secured credit facility, reducing discretionary operating and capital expenses, and electing to defer the deposit of our employer portion of social security taxes as provided for under the CARES Act.
Given improved visibility to our project backlog and access to capital resources, our primary financing need has now returned to funding our long-term growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures. We believe our internally generated liquidity, together with our available cash, and the borrowing capacity available under our revolving credit facility will be adequate to support our current financing needs and long-term growth strategy. Our ability to secure additional financing, if needed, in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.
CONTRACTUAL OBLIGATIONS
For a summary of our commitments to make future payments under contractual obligations, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, borrowings outstanding under our senior secured credit facility totaled $260.0 million compared to $200.0 million at December 31, 2020. See the “Liquidity and Capital Resources” section above and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information on our outstanding borrowings as of September 30, 2021. There have been no other material changes to our contractual obligations since December 31, 2020.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies during the first nine months of 2021.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 “New Accounting Pronouncements” within the notes to the consolidated financial statements for information on new accounting pronouncements.
SUBSEQUENT EVENTS
On November 1, 2021, we completed the divestiture of our Life Sciences business to Oliver Wyman. The Life Sciences business, a reporting unit within the Business Advisory segment, provides commercial and research and development strategy, pricing and market access strategy solutions to customers in the life sciences industries. For the three and nine months ended September 30, 2021, Life Sciences revenues were $5.1 million and $14.8 million, respectively. The Life Sciences business is not significant to our consolidated financial statements and does not qualify as a discontinued operation for reporting under GAAP.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At September 30, 2021, we had borrowings outstanding under the credit facility totaling $260.0 million that carried a weighted average interest rate of 2.7%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $0.6 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2020, we had borrowings outstanding under the credit facility totaling $200.0 million that carried a weighted average interest rate of 2.5% including the impact of the interest rate swaps. As of December 31, 2020, these variable rate borrowings were fully hedged against changes in interest rates by the interest rate swaps, which have a notional amount of $200.0 million. A hypothetical 100 basis point change in the interest rate would have had no impact on our pretax income, on an annualized basis, including the effect of the interest rate swaps.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At September 30, 2021, the outstanding principal amount of the promissory note was $2.9 million and carried an interest rate of 2.1%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income. At December 31, 2020, the outstanding principal amount of the promissory note was $3.3 million and carried an interest rate of 2.1%. A hypothetical 100 basis point change in the interest rate as of December 31, 2020 would not have had a material effect on our pretax income.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure.
We have an investment in the form of 1.69% convertible debt in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of September 30, 2021, the fair value of the investment was $61.5 million, with a total cost basis of $40.9 million. At December 31, 2020, the fair value of the investment was $64.4 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in Medically Home Group, Inc., a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of September 30, 2021 and December 31, 2020, the carrying value of the investment was $6.7 million, with a total cost basis of $5.0 million. Following our purchase, we have not identified any impairment of our investment.
See Note 10 “Fair Value of Financial Instruments” for further information on our long-term investments in Shorelight Holdings, LLC and Medically Home Group, Inc.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities
Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the
Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
The information required by this Item is incorporated by reference from Note 13 “Commitments, Contingencies and Guarantees” included in Part I, Item 1 of this Form 10-Q.
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
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2021, we reacquired 12,489 shares of common stock with a weighted average fair market value of $49.35 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021 (the “2020 Share Repurchase Program”). During the third quarter of 2021, our board of directors authorized an extension of the 2020 Share Repurchase Program through December 31, 2022 and increased the authorized amount from $50 million to $100 million. The amount and timing of the repurchases will be determined by management and will depend on a variety of factors, including the trading price of our common stock, capacity under our line of credit, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2021 - July 31, 2021	2,739	$49.15	—	$59,731,354
August 1, 2021 - August 31, 2021	526,471	$48.22	518,045	$34,745,565
September 1, 2021 - September 30, 2021	1,324	$49.10	—	$34,745,565
Total	530,534	$48.23	518,045
(1)The number of shares repurchased included 2,739 shares in July 2021, 8,426 shares in August 2021, and 1,324 shares in September 2021 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the 2020 Share Repurchase Program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Unit Agreement.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	November 2, 2021	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer