Form 10-K
period 2021-12-31
Huron Consulting Group Inc.
filed 2022-02-24
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,081,400,000.
As of February 17, 2022, 21,574,281 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2021

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
OVERVIEW
Huron is a global consultancy that collaborates with clients to drive strategic growth, ignite innovation and navigate constant change. Through a combination of strategy, expertise and creativity, we help clients accelerate operational, digital and cultural transformation, enabling the change our clients need to own their future. By embracing diverse perspectives, encouraging new ideas and challenging the status quo, Huron delivers sustainable results for the organizations it serves.
We are headquartered in Chicago, Illinois, with additional locations in the United States and abroad in Canada, India, Singapore, and Switzerland.
OUR SERVICES
We provide professional services through three operating segments: Healthcare, Business Advisory, and Education, which for the year ended December 31, 2021, we derived 42%, 32%, and 26% of our consolidated revenues from these operating segments, respectively.
Effective January 1, 2022, we modified our operating model to expand and more deeply integrate our industry expertise with our digital, strategic and financial advisory capabilities. The new operating model will strengthen Huron’s go-to-market strategy, drive efficiencies that support margin expansion, and position the company to accelerate growth.
To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we will begin reporting under the following three industries, which will be our reportable segments: Healthcare, Education and Commercial. The Commercial segment will include all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment will include all revenue and costs associated with engagements delivered in the respective industry segments. The new Healthcare and Education segments will include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment will include some revenue and costs historically reported in the Education segment. We will also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. These changes will create greater transparency for investors by improving visibility into the core drivers of our business. While our consolidated results will not be impacted, we will recast our historical segment information during 2022 for consistent presentation.

For further financial information on our segment results, see Part II - Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 19 "Segment Information" within the notes to our consolidated financial statements.

•Healthcare
Our Healthcare segment serves providers and payors including national and regional hospitals, integrated health systems, academic medical centers, community hospitals, medical groups and health plans. Our Healthcare professionals have a depth of expertise in business operations, including financial and operational improvement, care transformation, and revenue cycle managed services; organizational transformation; and digital, technology and analytic solutions. Most healthcare organizations are focused on changing the way care is delivered; establishing a sustainable business model centered around optimal cost structures, reimbursement models and financial strategies; evolving their digital, technology and analytic capabilities; and exceeding the expectations of their employees and patients. Our solutions help clients adapt to this rapidly changing healthcare environment to become a more nimble, efficient and consumer-centric organization. We use our deep industry expertise to help clients solve a diverse set of business issues, including, but not limited to, optimizing financial and operational performance, improving care delivery and clinical outcomes, increasing physician, patient and employee satisfaction, evolving organizational culture, and maximizing return on technology investments.
•Business Advisory
Our Business Advisory segment works with C-suite executives and business unit and functional leadership across a diverse set of organizations, including healthy, well-capitalized companies to organizations in transition, and across a broad range of industries, including healthcare, energy and utilities, financial services, life sciences, industrials and manufacturing, education, and the public sector. Our Business Advisory professionals have deep industry, functional and technical expertise that they put forward when delivering our digital, technology and analytics, strategy and innovation and restructuring and corporate finance services. In today’s disruptive environment, organizations must reimagine their historical strategies and financial and operating models to sustain and advance their competitive advantage. Organizations also recognize the need to adopt technologies, automation and analytics to improve their operations and compete in a rapidly changing landscape. Our experts help organizations across industries with a variety of business challenges, including, but not limited to, embedding technology and analytics throughout their internal and customer-facing operations, developing insights into the needs of tomorrow’s customers to evolve their enterprise and business unit strategies, bringing new products to market, and managing through stressed and distressed situations to create a viable path forward for stakeholders.
•Education
Our Education segment serves public and private colleges and universities, academic medical centers, research institutes and other not-for-profit organizations. Our Education professionals have a depth of expertise in strategy; business operations, including in the areas of the research enterprise and student lifecycle; digital, technology and analytic solutions; and organizational transformation. Our Education segment clients are increasingly faced with financial and/or demographic and enrollment challenges as well as increased competition. To remain competitive, organizations must challenge traditional operating and financial models and reimagine strategic, operational and research-centered opportunities that advance their mission while strengthening their business models. We collaborate with clients to address these challenges and ensure they have a sustainable future. We combine our deep industry, functional and technical expertise to help clients solve their most pressing challenges, including, but not limited to, transforming business operations with technology; strengthening research strategies and support services; evolving their organizational strategy; optimizing financial and operational performance; and enhancing the student experience.
Huron is an Oracle partner, a Gold-level consulting partner with Salesforce.com and a Premium Partner with Salesforce.org, a Workday Services and Software Partner, an Amazon Web Services consulting partner, a Silver-level system integrator with Informatica and an SAP Concur implementation partner. We also partner with other technology organizations whose products and services support our core industries.
OUR CLIENTS AND INDUSTRIES
We provide services to both financially sound organizations and organizations in transition across industries, including healthcare, education, financial services, energy and utilities, industrials and manufacturing, public sector and other commercial industries. Our clients span hospitals, health systems and academic medical centers; colleges, universities and research institutes; banks, asset managers, insurance companies and private equity firms; oil and gas and utilities companies, manufacturing organizations and the federal government. In 2021, we served over 1,900 clients, and our 10 largest clients accounted for approximately 19% of our consolidated revenues.
HUMAN CAPITAL RESOURCES AND MANAGEMENT
Our success depends on our ability to attract, engage, develop and retain highly talented professionals. Our growth strategy depends on creating a work environment where employees are engaged and rewarded for their own contributions and the success of our organization. We are focused on advancing every facet of the employee experience, beginning with the recruiting process through post-employment or retirement. We create a personalized experience for our people and empower them to make a meaningful impact on our clients, our communities, and one another. We have developed comprehensive programs incorporating learning opportunities, beginning with the onboarding process and continuing throughout one’s career journey to enable the professional development of our team. We provide a competitive total rewards package including robust benefits that are tailored to the diverse needs of our employees and are refreshed regularly to maintain competitiveness. Our total rewards program has continuously helped Huron to be recognized as a Best Firm to Work For by Consulting magazine, including 2021 which marks our eleventh consecutive year earning this distinction. In addition to external recognitions, we monitor human capital-related internal metrics. Our leading measure is our quarterly employee engagement score, which was consistently in the high 70s throughout 2021 compared to the Glint Employee Engagement global benchmark of 74. In addition, we regularly review voluntary turnover across a number of key variables including business unit, performance achievement, geography, and demographics in order to assess the effectiveness of our employee development and total rewards programs.
As of December 31, 2021, we had 4,609 full-time client service and support professionals, including 168 client-serving managing directors. Our client-serving employees act as critical business advisors, collaborating with clients to help solve their most complex business problems. Our managing directors are the key drivers of growth in our business, generating revenue streams from new and existing clients. Our managing directors also enhance our market reputation by working closely with our clients to address their most pressing challenges and ensuring high-quality delivery of our engagements. Internally, they lead the creation of our intellectual capital, develop our people, and are stewards of our culture. Our principals, senior directors, directors, and managers manage day-to-day client relationships and engagement teams, develop our people, nurture our culture, and oversee the delivery and quality of our work product. Our associates and analysts gather and organize data, conduct detailed analyses, evolve our culture and prepare presentations that synthesize and distill information to support recommendations we deliver to clients.
Our support professionals include our senior management team as well as those who provide sales support, methodology creation, software development, and corporate functions consisting of corporate development, facilities, finance and accounting, human resources, information technology, legal, and marketing. These professionals provide strategic direction for the enterprise and support that enables the success of our businesses and client-serving employees. At December 31, 2021, our support professionals team was led by 29 executives, managing directors, and corporate vice presidents.
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
The ability to advance one’s career is critical to our employee retention and engagement. As part of our onboarding process, our employee experience team facilitates a robust and structured curriculum for newly hired employees. We strive to develop world class leaders and are committed to providing programs and opportunities that achieve this goal by focusing on key leadership behaviors at all levels. We also provide a variety of learning opportunities, through both individual on-demand courses and virtual classroom environments, to further develop employees’ skills, including technical knowledge, soft skills, team dynamics, and coaching and developing others. We encourage our employees to enhance their professional capabilities through external learning opportunities that certify their technical skills and to pursue certain advanced degrees. Employees are matched with internal onboarding stewards, performance coaches, mentors, and in some cases sponsors to facilitate their growth and network of support.
Our total rewards philosophy focuses on rewarding and retaining our high performing employees. To accomplish this, we offer employees a competitive base salary, performance incentives, and robust, market-competitive benefits.
Our incentive compensation plan is designed to recognize and reward performance at both the organization and individual level. We take both practice and company financial performance into consideration in the determination of bonus pool funding. At the practice level, the annual bonus pool is funded based on achievement of its annual financial goals. Our board of directors reviews and approves the total incentive compensation pool for all practices in the context of Huron’s overall financial performance. Individual bonus awards are based on the practice’s financial performance, individual bonus targets, and the individual’s performance as evaluated through our performance management process. The intent of the incentive compensation plan is to differentiate rewards based on individual performance, ensuring that our top performers receive incentives that are commensurate with their contributions in a given year. The incentive compensation plan for our named executive officers is funded based on a blend of achievement of company-wide financial goals and strategic initiatives.
Managing directors’ individual compensation levels, including base salary and target incentive awards, are set to align with the value of their expected contributions to Huron, including collaboration across practices. As the key drivers of the organization’s success, their compensation is designed to include equity awards as a core component. The use of equity is intended to encourage retention, align the interests of our managing directors with shareholders, and help build wealth over a managing director's career at Huron through annual grants as well as stock price appreciation.
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
Diversity, Equity and Inclusion
Huron’s value of inclusion has been embedded across our organization since our founding and is fostered in our work environment every day. In 2020, we renewed our commitment to holding ourselves accountable by developing a five-year diversity and inclusion action plan to help build a more equitable society. Through our action plan in 2021, we continued to foster an inclusive culture, advanced diverse representation across all levels of the organization, expanded our community outreach and support, and performed a new pay equity study. Additionally, in 2021, the strategic measures included in the annual incentive program for our named executive officers were enhanced to include quantitative and qualitative measures against the progress towards the goals outlined in our five-year action plan. We will continue to execute and expand on our diversity and inclusion action plan in 2022 and beyond.
CORPORATE RESPONSIBILITY AND SUSTAINABILITY
We are fully committed to our expanded societal role in making a lasting, positive impact on our people, our clients, our communities and the environment. In 2021, we published our second Corporate Social Responsibility (CSR) report, highlighting the actions we have taken to support our clients, our communities, our people and the environment. Our CSR report reflects our efforts in support of the United Nations Sustainable Development Goals (SDGs), particularly five goals that are integrally aligned with our values-driven culture and the work we do for our clients: good health and well-being, quality education, gender equality, decent work and economic growth and climate action. We have and will continue to support these goals through our Huron Helping Hands program, employee resource groups, sustainability efforts, and corporate partnerships. As an addendum to our 2021 CSR report, we published our inaugural Sustainability Accounting Standards Board (SASB) index in line with SASB’s Professional & Commercial Services standards. Our SASB index provides further quantitative and qualitative information regarding our data security programs, practices and policies, workforce diversity and engagement metrics, and our approach to promoting professional integrity and ethical behavior among our workforce, commensurate with best practices for professional services organizations.
For additional information on Huron’s commitment to a more sustainable future, refer to our annual Corporate Social Responsibility report, which includes our SASB index, and is available on the investor relations website which is located at ir.huronconsultinggroup.com.
BUSINESS DEVELOPMENT AND MARKETING
Our business development and marketing activities are aimed at cultivating relationships, generating leads, and building a strong brand reputation with offices of the C-suite and senior level influencers and decision makers of organizations within our core industries. We believe excellent service delivery to clients is critical to building and maintaining relationships and sustaining and strengthening our brand reputation, and we emphasize the importance of high-quality client service to all of our employees.

Currently, we generate new business opportunities through the combination of relationships our managing directors have with individuals working at our prospective clients and marketing activities. We also view market-based collaboration between our employees as a key component in building our business. Often, the client relationship of an employee in one area of our business leads to opportunities in another area. All of our managing directors understand their roles in ongoing relationship and business development, which is reinforced through our compensation and incentive programs. We actively seek to identify new business opportunities and frequently receive referrals and repeat business from past and current clients. In addition, to complement the business development efforts of our managing directors, we have dedicated business development professionals who are focused exclusively on developing client relationships and generating new business.
COMPETITION
The professional services industry is extremely competitive, highly fragmented, and constantly evolving. The industry includes a large number of participants with a variety of skills and industry expertise, including other strategy, business operations, technology, and financial advisory consulting firms; general management consulting firms; the consulting practices of major accounting firms; technical and economic advisory firms; regional and specialty consulting firms; consulting divisions of our technology partners; and the internal professional resources of organizations. We compete with a large number of service and technology providers in all of our segments. Our competitors vary, depending on the particular industry and expertise area, and we expect to continue to face competition from new market entrants.
We believe the principal competitive factors in our market include reputation, the ability to attract and retain top talent, the capacity to manage engagements effectively to drive high value to clients, and the ability to deliver measurable and sustainable results. There is also competition on price, although to a lesser extent due to the criticality of the issues that many of our services address. Some competitors have a greater geographic footprint, broader international presence, and more resources than we do, but we believe our reputation and ability to deliver high-value, quality service and measurable results to our clients across a balanced portfolio of services and to attract and retain employees with broad capabilities and deep industry expertise enable us to compete favorably in the professional services marketplace.

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
The continuing impact of the COVID-19 pandemic has created significant volatility, uncertainty and disruption to the global economy. The pandemic has adversely impacted and, in the future, could materially adversely impact our business, operations and financial results. The extent to which the COVID-19 pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including:
•the duration of the pandemic;
•the long-term efficacy of vaccines or treatments for COVID-19, including against new variants and the willingness of the population to take the vaccines;
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
We rely heavily on our senior management team, our practice leaders, and other managing directors; our ability to retain them is particularly important to our future success. Given the highly specialized nature of our services, the senior management team must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on our senior management team and other managing directors to generate revenues and market our business. Further, our senior management’s and other managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Members of our senior management team and our other managing directors could choose to leave or join one of our competitors and some of our clients could choose to use the services of that competitor instead of our services. If one or more members of our senior management team or our other managing directors leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in securing and successfully completing engagements and managing our business properly, which could harm our business prospects and results of operations.
If we are unable to hire and retain talented people in an industry where there is great competition for talent it could have a serious negative effect on our prospects and results of operations.
Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate, and retain highly skilled professionals. Further, we must successfully maintain the right mix of professionals with relevant experience and skill sets as we continue to grow, as we expand into new service offerings, and as the market evolves. The loss of a significant number of our professionals, the inability to attract, hire, develop, train, and retain additional skilled personnel, or failure to maintain the right mix of professionals could have a serious negative effect on us, including our ability to manage, staff, and successfully complete our existing engagements and obtain new engagements. Qualified professionals are in great demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our principal competition for talent comes from other consulting firms and accounting firms, as well as from organizations seeking to staff their internal professional positions. Many of these competitors may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we can offer. Therefore, we may not be successful in attracting and retaining the skilled consultants we require to conduct and expand our operations successfully. Increasing competition for these revenue-generating professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations.
Risks Related to Business Growth and Development
We may incur costs to support our business and the inability to effectively build a support structure for the business could have an adverse impact on our growth and profitability.
We have grown significantly since we commenced operations and have increased the number of our full-time professionals from 249 in 2002 to 4,609 as of December 31, 2021. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures, and controls and will continue to do so in the future. To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, and controls, which may increase our total costs and may adversely affect our gross profits and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.
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
The Company has significant operations in India, which presents additional risks.
We have significant operations in India, including more than 900 employees, which subjects the Company to various country-specific risks. For example, from time to time, India has experienced instances of civil unrest, terrorism and hostilities among neighboring countries. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Indian economy and our operations by disrupting operations and communications and making travel within India more difficult and less desirable. As such, our operations and employees in India may be adversely affected by social and political uncertainties or change, military activity, health-related risks or acts of terrorism.
Additionally, India’s reputation for potential corruption and the challenges presented by India’s complex business environment may increase our risk of violating applicable anti-corruption and anti-bribery laws. We face the risk that we, our employees or any third parties we engage to do work on our behalf may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the Foreign Corrupt Practices Act, India’s Prevention of Money Laundering Act, 2002 and Indian Penal Code. If we violate applicable anti-corruption laws or our internal policies designed to ensure ethical business practices, we could face financial penalties and/or reputational harm that would negatively impact our financial condition and results of operations.
Further, India has experienced natural disasters such as earthquakes, tsunamis, floods, landslides and drought in the past few years. The extent and severity of these natural disasters determines their impact on the Indian economy. Such future disasters could have a negative impact on the Indian economy and the Company’s India-based employees, causing our business to suffer.

Additionally, since 1991, successive Indian governments have generally pursued policies of economic liberalization and financial sector reforms, including by significantly relaxing restrictions on the private sector. Nevertheless, the role of the Indian central and state governments in the Indian economy as producers, consumers and regulators has remained significant and there is no assurance that such liberalization policies will continue. A significant change in India’s policy of economic liberalization and deregulation or any social or political uncertainties could adversely affect business and economic conditions in India generally and our business and employees in particular.
Lastly, unfavorable fluctuations in the currency exchange rate between the U.S. dollar and Indian rupee could have a material adverse effect on our results of operations. As we continue to grow our operations in India, more of our expenses will be incurred in the Indian rupee. An increase in the value of the Indian rupee against the U.S. dollar, in which our revenue is primarily recorded, could increase costs for delivery of services and decrease the profitability of our engagements that utilize our employees in India.
Additional hiring, departures, and business acquisitions and dispositions, as well as other organizational changes could disrupt our operations, increase our costs or otherwise harm our business.
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
Additionally, effective January 1, 2022, we modified our operating model to report under three industries, which are our new reportable segments. The new operating model was designed to strengthen Huron's go-to-market strategy and support our growth. If we do not successfully implement this change to our operating model, our business and results of operation may be negatively impacted.
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
Many of our client contracts are short-term in duration and may be terminated by our clients with little or no notice and without penalty, which may cause our operating results to be unpredictable and may result in unexpected declines in our utilization and revenues.
Our clients typically retain us on an engagement-by-engagement basis, rather than under fixed-term contracts, and many of our client contracts are 12 months or less in duration. The volume of work performed for any particular client is likely to vary from year to year, and a major client in one fiscal period may not require or may decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements comes from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.
In addition, a large portion of our engagement agreements can be terminated by our clients with little or no notice and without penalty. In client engagements that involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. For clients in bankruptcy, a bankruptcy court could elect not to retain our interim management consultants, terminate our retention, require us to reduce our fees for the duration of an engagement, elect not to approve claims against fees earned by us prior to or after the bankruptcy filing, or subject previously paid amounts to be returned to the bankruptcy estate as preferential payments under the bankruptcy code.
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
Our organization is comprised of employees who work on matters throughout the United States and overseas around the world. Our technology platform is a “virtual office” from which we all operate. We may be subject to disruption to our operating systems from technology events that are beyond our control, including the possibility of failures at third-party data centers, disruptions to the internet, natural disasters, power losses, and malicious attacks. In addition, despite the implementation of security measures, our infrastructure and operating systems, including the internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, or other attacks by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. While we have taken and are taking reasonable steps to prevent and mitigate the damage of such events, including implementation of system security measures, information backup, and disaster recovery processes, and where possible, obtaining insurance against such events, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks. We will need to continue to invest in technology in order to achieve redundancies necessary to prevent service interruptions. Access to our systems as a result of a security breach, the failure of our systems, or the loss of data could result in legal claims or proceedings, liability, or regulatory penalties and disrupt operations, which could adversely affect our business and financial results.
Risks Related to Legal Matters
Our reputation could be damaged and we could incur additional liabilities if we fail to protect client and employee data through our own accord or if our information systems are breached.
We rely on information technology systems to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients, partners, and employees. These locations include India, Canada, Switzerland, Singapore, and the United Kingdom, all of which have their own either recently updated or potential new data protection laws. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information.
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
We may grow our business through service offering innovation, including by entering into new or expanded lines of business beyond our core services. To the extent we enter into new or expanded lines of business, we may face new risks and uncertainties, including the possibility these new or expanded lines of business involve greater risks than our core services, that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, that the required investment of capital and other resources is greater than anticipated, and that we lose existing clients due to the perception that we are no longer focusing on our core business. Entry into new or expanded lines of business may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. For example, our recently launched Huron Managed Services business within the Healthcare industry provides revenue cycle managed services to hospitals and health systems. These services include the coding, preparation, submission and collection of claims for medical service to payers for reimbursement. Such claims are governed by U.S. federal and state laws. U.S. federal law provides civil liability to any persons that knowingly submit, or cause to be submitted, a claim to a payer, including Medicare, Medicaid and private health plans, seeking payment for any services or items that overbills or bills for services or items that have not been provided to the patient. U.S. federal law may also impose criminal penalties for intentionally submitting such false claims. In addition, federal and state law regulates the collection of debt and may impose monetary penalties for violating those regulations. In connection with these laws, we may be subjected to U.S. federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended and private payers may file claims against us. Any investigation or proceeding related to these laws, even if unwarranted or without merit, may have a material adverse effect on our reputation, business, results of operations and financial condition.
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
We have engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually-defined goals. The achievement of these contractually-defined goals may be subject to acknowledgment by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. To the extent that any revenue is contingent upon the achievement of a performance target, we recognize such revenue using a process that requires us to make significant management judgments, estimates, and assumptions. While we believe that the estimates and assumptions we have used for revenue recognition are reasonable, subsequent changes could have a material impact to our future financial results. The percentage of our revenues derived from performance-based fees for the years ended December 31, 2021, 2020, and 2019, was 10.1%, 9.2%, and 8.9%, respectively. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.
The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.
When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended December 31, 2021, 2020, and 2019, fixed-fee engagements represented 44.2%, 41.4%, and 45.8%, of our revenues, respectively.
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
At December 31, 2021, we had outstanding indebtedness of $230.0 million on our revolving line of credit that becomes due and payable in full upon maturity on September 27, 2024, and $2.8 million principal amount of our promissory note due March 1, 2024. Our ability to make scheduled payments of the principal, to pay interest, or to refinance our indebtedness, depends on our future performance. If we are unable to generate cash flow from operations sufficient to satisfy our obligations under our current indebtedness and any future indebtedness, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance our current indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the current indebtedness or future indebtedness.
The interest rates on our revolving line of credit and promissory note are linked to LIBOR. In 2017, the Financial Conduct Authority (FCA) in the U.K. announced that it would phase out LIBOR as a benchmark rate by the end of 2021. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain LIBOR tenors (including all U.S. Dollar LIBOR tenors other than one-week and two-month U.S. Dollar LIBOR tenors) to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. As a result of the discontinuance of LIBOR, the future method and rates used to calculate our interest rates and/or payments on our debt may result in interest rates and/or payments that are higher than, or that do not otherwise correlate over time with, the interest rates and/or payments that would have been applicable to our obligations if LIBOR was available in its current form, which could have a material adverse effect on our financial condition and results of operations. While we continue to take steps to mitigate the impact of the phase-out or replacement of LIBOR, such efforts may not prove successful. Furthermore, the U.S. or global financial markets may be disrupted as a result of the phase-out or replacement of LIBOR, which could also have a material adverse effect on our business, financial condition and results of operations.
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
Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2021, goodwill and other intangible assets totaled $652.8 million, or 58%, of our total assets. Goodwill results from our acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Intangible assets other than goodwill represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets primarily consist of customer relationships, trade names, technology and software, non-competition agreements, and customer contracts, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the year ended December 31, 2020, we recorded non-cash goodwill impairment charges totaling $59.8 million related to the Business Advisory segment. During 2021 and 2019, we did not record any non-cash goodwill impairment charges. No material impairment charges for intangible assets were recorded in 2021, 2020, or 2019.
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
Refer to “Critical Accounting Policies and Estimates” within Part I - Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for further discussion of our business combinations, goodwill, intangible assets, and impairment tests performed.
We may incur impairment charges with respect to our convertible debt investment in Shorelight.
In 2014 and 2015, we invested $27.9 million, in the form of zero coupon convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education. In the first quarter of 2020, we invested an additional $13.0 million, in the form of 1.69% convertible debt with a senior liquidation preference. Our investment is carried at its fair value of $65.9 million as of December 31, 2021, with unrealized holding gains and losses reported in other comprehensive income. As of December 31, 2021, our investment in Shorelight is in an unrealized gain position. If the investment were to be in an unrealized loss position due to significant credit deterioration of Shorelight, we would recognize an allowance to decrease the carrying value of the investment to the fair value, which may be reversed in the event that the credit of Shorelight improves. As of December 31, 2021, we have not recognized any credit allowance on our investment. In the future, if there are adverse developments in Shorelight's business that may be the result of events within or outside of Shorelight's control, we may incur impairment charges with respect to our convertible debt investment, which could materially impact our results of operations.
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
•changes in laws and regulations;

•political unrest, war, terrorism, geopolitical uncertainties, trade policies and sanctions, including the repercussions of an attack by Russia on Ukraine; and
•other economic factors and general business conditions.
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
The information required by this Item is incorporated by reference from Note 18 "Commitments, Contingencies and Guarantees" included within the notes to our consolidated financial statements of this Annual Report on Form 10-K.
From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation or legal proceeding that, in the current opinion of management, could reasonably be expected to have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HURN.” As of February 17, 2022, there were 307 registered holders of record of Huron’s common stock. A number of Huron’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of its common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2021, we reacquired 16,654 shares of common stock with a weighted average fair market value of $50.19 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program (the “2020 Share Repurchase Program”) permitting us to repurchase up to $50 million of our common stock through December 31, 2021. During the third quarter of 2021, our board of directors authorized an extension of the 2020 Share Repurchase Program through December 31, 2022 and increased the authorized amount from $50 million to $100 million. The amount and timing of repurchases under our share repurchase program is determined by management and depends on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1, 2021 – October 31, 2021	850	$52.42	—	$34,745,565
November 1, 2021 – November 30, 2021	14,660	$50.16	—	$34,745,565
December 1, 2021 – December 31, 2021	97,279	$47.56	96,135	$30,171,684
Total	112,789	$47.94	96,135

(1)The number of shares repurchased included 850 shares in October 2021, 14,660 shares in November 2021 and 1,144 shares in December 2021 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.
(2)As of the end of the period.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related notes appearing under Part II—Item 8. “Financial Statements and Supplementary Data.” The following MD&A contains forward-looking statements and involves numerous risks and uncertainties, including, without limitation, those described under Part I—Item 1A. “Risk Factors” and “Forward-Looking Statements” of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
The following information summarizes our results of operations for 2021, 2020, and 2019; and discusses those results of operations for 2021 compared to 2020. For a discussion of our results of operations for 2020 compared to 2019, refer to Part II—Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the United States Securities and Exchange Commission on February 23, 2021.
OVERVIEW
Huron is a global consultancy that collaborates with clients to drive strategic growth, ignite innovation and navigate constant change. Through a combination of strategy, expertise and creativity, we help clients accelerate operational, digital and cultural transformation, enabling the change our clients need to own their future. By embracing diverse perspectives, encouraging new ideas and challenging the status quo, Huron delivers sustainable results for the organizations it serves.
We provide our services and manage our business under three operating segments: Healthcare, Business Advisory, and Education. See Part I—Item 1. “Business—Overview—Our Services” and Note 19 “Segment Information” within the notes to our consolidated financial statements for a discussion of our three segments.
Effective January 1, 2022, we modified our operating model to expand and more deeply integrate our industry expertise with our digital, strategic and financial advisory capabilities. The new operating model will strengthen Huron’s go-to-market strategy, drive efficiencies that support margin expansion, and position the company to accelerate growth.
To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we will begin reporting under the following three industries, which will be our reportable segments: Healthcare, Education and Commercial. The Commercial segment will include all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment will include all revenue and costs associated with engagements delivered in the respective industry segments. The new Healthcare and Education segments will include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment will include some revenue and costs historically reported in the Education segment. We will also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. These changes will create greater transparency for investors by improving visibility into the core drivers of our business. While our consolidated results will not be impacted, we will recast our historical segment information during 2022 for consistent presentation.
Coronavirus (COVID-19)
The worldwide spread of COVID-19 beginning in 2020 has created significant volatility, uncertainty and disruption to the global economy. The pandemic had an unfavorable impact on aspects of our business, operations, and financial results, and caused us to significantly change the way we operate. Near the end of the first quarter of 2020, we suspended almost all business travel and our employees began working from their homes. While traditionally a majority of the work performed by our revenue-generating professionals occurred at client sites, the nature of the services we provide and enhanced available technology allows our revenue-generating professionals to effectively serve clients in a remote work environment. As federal, state and local government restrictions evolve, we continue to refine our comprehensive plan to return to our offices and client sites with our people’s safety and the needs of our clients guiding how we implement our phased transition. As of December 31, 2021, our employees continue to primarily work from their homes; however, most of our offices are open and we are providing our employees the flexibility to choose to work remotely, from our offices, or from client sites as needed and in accordance with recommended public health guidelines.
In each of our operating segments, we are working closely with our clients to support them and their ongoing business needs and provide relevant services to address their needs caused by the COVID-19 pandemic. However, since the beginning of the pandemic in 2020, some clients reprioritized and delayed projects which negatively impacted demand for certain offerings, particularly within our Healthcare and Education segments. Conversely, the COVID-19 pandemic strengthened demand for other services we provide, such as our cloud-based technology and analytics solutions within our Business Advisory segment and our restructuring and capital advisory solutions provided to organizations in transition also within our Business Advisory segment.
Beginning in the second quarter of 2021 and continuing through the end of 2021, we saw strengthened demand for services in all of our segments compared to the same prior year period. As a result, total revenues in the fourth quarter of 2021 increased 25.2% compared to the fourth quarter of 2020, and full year 2021 revenues increased 7.3% compared to 2020. We expect continued revenue growth in 2022 compared to 2021.
In order to support our liquidity during the COVID-19 pandemic, we took proactive measures to increase available cash on hand including, but not limited to, borrowing under our senior secured credit facility in the first quarter of 2020 and reducing discretionary operating and capital spending. In the second, third and fourth quarters of 2020, we made repayments on our borrowings to reduce our total debt outstanding to pre-pandemic levels due to our ability to maintain adequate cash flows from operations and improved clarity around access to capital resources. In 2021, we borrowed under our credit facility primarily to fund our annual performance bonus payment in March 2021 and our acquisitions of businesses during the year. To further support our liquidity during the COVID-19 pandemic, we elected to defer the deposit of our employer portion of social security taxes beginning in April 2020 and through December 31, 2020, as provided for under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). These deferred payments, which totaled $12.2 million, were paid in full in the third quarter of 2021. See the “Liquidity and Capital Resources” section below for additional information on these items.
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
Acquisitions and Divestiture
During 2021, we completed the following acquisitions:
•Unico Solution, Inc. - On February 1, 2021, we completed the acquisition of Unico Solution, Inc. (“Unico Solutions”), a data strategy and technology consulting firm focused on helping clients enhance the use of their data to speed business transformation and accelerate cloud adoption. The acquisition expands our cloud-based technology offerings within the Business Advisory segment. The results of operations of Unico Solutions are included within the Business Advisory segment from the date of acquisition.
•Bad Rabbit, Inc. - On October 1, 2021, we completed the acquisition of the research administration software services team of Bad Rabbit, Inc. (“Bad Rabbit”). The results of operations of Bad Rabbit are included in our consolidated financial statements and results of operations of our Education segment from the date of acquisition.
•Whiteboard Communications Ltd. - On December 1, 2021, we completed the acquisition of Whiteboard Communications Ltd. (“Whiteboard”), a student enrollment advisory firm that helps colleges and universities with recruitment initiatives and financial aid strategies. The results of operations of Whiteboard are included in our consolidated financial statements and results of operations of our Education segment from the date of acquisition.
•Perception Health, Inc. - On December 31, 2021, we completed the acquisition of Perception Health, Inc. (“Perception Health”), a healthcare predictive analytics company focused on bringing data sources together for improved clinical and business decision-making. The results of operations of Perception Health will be included in our consolidated financial statements and results of operations of our Healthcare segment beginning January, 1, 2022.
The acquisitions of Unico Solutions, Bad Rabbit, Whiteboard and Perception Health are not significant to our consolidated financial statements individually or in the aggregate as of and for the year ended December 31, 2021.
On November 1, 2021, we completed the divestiture of our Life Sciences business to a third-party. The Life Sciences business, a reporting unit within the Business Advisory segment, provides commercial and research and development strategy, pricing and market access strategy solutions to customers in the life sciences industries. For the ten months ended October 31, 2021, Life Sciences revenues were $16.7 million. The Life Sciences business is not significant to our consolidated financial statements and does not qualify as a discontinued operation for reporting under GAAP.
How We Generate Revenues
A large portion of our revenues is generated by our full-time consultants who provide consulting and other professional services to our clients and are billable to our clients based on the number of hours worked, services provided, or achieved outcomes. A smaller portion of our revenues is generated by our other professionals, also referred to as full-time equivalents, some of whom work variable schedules as needed by our clients. Full-time equivalent professionals consist of our coaches and their support staff from our Culture and Organizational Excellence solution, consultants who work variable schedules as needed by our clients, and our employees who provide software support and maintenance services to our clients. We translate the hours that these other professionals work on client engagements into a full-time equivalent measure that we use to manage our business. Another portion of our revenue is generated by our Healthcare Managed Services employees within our Healthcare segment. Our Healthcare Managed Services employees manage and provide revenue cycle billing, collections, insurance verification and change integrity services to clients. We refer to our billable consultants, full-time equivalents and Healthcare Managed Services employees as revenue-generating professionals.
Revenues generated by our billable consultants are primarily driven by the number of consultants we employ and their utilization rates, as well as the billing rates we charge our clients. Revenues generated by our other professionals, or full-time equivalents, are largely dependent on the number of consultants we employ, their hours worked, and billing rates charged. Revenues generated by our coaches are largely dependent on the number of coaches we employ and the total value, scope, and terms of the consulting contracts under which they provide services, which are primarily fixed-fee contracts. Revenues generated by our Healthcare Managed Services employees are largely dependent on the total value, scope and terms of the related contracts.
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
Fixed-fee engagements represented 44.2%, 41.4%, and 45.8% of our revenues for the years ended December 31, 2021, 2020, and 2019, respectively.
Time-and-expense billing arrangements require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences and publications purchased by our clients outside of Partner Contracts within our Culture and Organizational Excellence solution and the portion of our Healthcare Managed Services contracts that are billed under time-and-expense arrangements. We recognize revenues under time-and-expense billing arrangements as the related services or publications are provided. Time-and-expense engagements represented 39.2%, 43.4%, and 39.9% of our revenues in 2021, 2020, and 2019, respectively.
In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. We recognize revenues under performance-based billing arrangements by estimating the amount of variable consideration that is probable of being earned and recognizing that estimate over the length of the contract using a proportionate performance approach. Performance-based fee revenues represented 10.1%, 9.2%, and 8.9% of our revenues in 2021, 2020, and 2019, respectively. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized. Software support and maintenance and subscription-based revenues represented 6.5%, 6.0%, and 5.4% of our revenues in 2021, 2020, and 2019, respectively.

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
Total Direct Costs
Our most significant expenses are costs classified as total direct costs. Total direct costs primarily include salaries, performance bonuses, signing and retention bonuses, payroll taxes, and benefits for revenue-generating professionals, as well as technology costs, product and event costs, commissions, and fees paid to independent contractors that we retain to supplement our revenue-generating professionals, typically on an as-needed basis for specific client engagements. Direct costs also include share-based compensation, which represents the cost of restricted stock and performance-based share awards, granted to our revenue-generating professionals. Compensation expense for restricted stock awards and performance-based share awards is recognized ratably using either the straight-line attribution method or the graded vesting attribution method, as appropriate, over the requisite service period, which is generally three to four years. Total direct costs also include amortization of internally developed software costs and intangible assets primarily related to technology and software, certain customer relationships, and customer contracts acquired in business combinations.
Operating Expenses and Other Losses (Gains), Net
Our operating expenses include selling, general and administrative expenses, which consist primarily of salaries, performance bonuses, payroll taxes, benefits, and share-based compensation for our support personnel. Also included in selling, general and administrative expenses is rent and other office related expenses, referred to as facilities expenses; sales and marketing related expenses; third-party professional fees; recruiting and training expenses; and practice administration and meetings expenses. Other operating expenses include restructuring charges, other gains and losses, depreciation and certain amortization expenses not included in total direct costs.
Segment Results
Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative expenses that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate office support costs, office facility costs, costs related to accounting and finance, human resources, legal, marketing, information technology, and company-wide business development functions, as well as costs related to overall corporate management.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data. The results of operations for acquired businesses have been included in our results of operations since the date of their respective acquisition.
In conjunction with our continuous evaluation of the appropriate level of disaggregation of revenues as our business evolves and in consideration of a group hire of approximately 300 employees in our Healthcare Managed Services solution within our Healthcare segment in the second quarter of 2021, we began assessing our operating performance by the following three employee types: billable consultants, full-time equivalents, and Healthcare Managed Services employees. The other operating data previously reported for the twelve months ended December 31, 2020 and 2019 was revised below to reflect this change. This change has no impact on our consolidated total revenues or total revenues by segment.

	Year Ended December 31,
	2021	2020	2019
Segment and Consolidated Operating Results (in thousands):
Healthcare:
Revenues	$377,577	$353,437	$399,221
Operating income	$104,010	$94,925	$125,724
Segment operating income as a percentage of segment revenues	27.5%	26.9%	31.5%
Business Advisory:
Revenues	$291,663	$267,361	$252,508
Operating income	$48,236	$48,046	$49,695
Segment operating income as a percentage of segment revenues	16.5%	18.0%	19.7%
Education:
Revenues	$236,400	$223,329	$225,028
Operating income	$52,772	$47,503	$55,741
Segment operating income as a percentage of segment revenues	22.3%	21.3%	24.8%
Total Company:
Revenues	$905,640	$844,127	$876,757
Reimbursable expenses	21,318	26,887	88,717
Total revenues and reimbursable expenses	$926,958	$871,014	$965,474
Statements of Operations reconciliation:
Segment operating income	$205,018	$190,474	$231,160
Items not allocated at the segment level:
Other operating expenses	131,372	135,255	140,285
Litigation and other losses (gains)	173	(150)	(1,196)
Depreciation and amortization	20,634	24,405	28,365
Goodwill impairment charges (1)	—	59,816	—
Total operating income (loss)	52,839	(28,852)	63,706
Other income (expense), net	27,197	(5,021)	(11,215)
Income (loss) from continuing operations before taxes	80,036	(33,873)	52,491
Income tax expense (benefit)	17,049	(10,155)	10,512
Net income (loss) from continuing operations	$62,987	$(23,718)	$41,979
Earnings (loss) per share from continuing operations
Basic	$2.94	$(1.08)	$1.91
Diluted	$2.89	$(1.08)	$1.87

	Year Ended December 31,
	2021	2020	2019
Other Operating Data:
Number of billable consultants (at period end) (2):
Healthcare	869	820	890
Business Advisory	1,116	1,051	930
Education	901	737	756
Total	2,886	2,608	2,576
Average number of billable consultants (for the period) (2):
Healthcare	822	863	849
Business Advisory	1,115	962	892
Education	779	775	686
Total	2,716	2,600	2,427
Billable consultant utilization rate (3):
Healthcare	72.0%	69.0%	79.4%
Business Advisory	69.1%	72.4%	72.5%
Education	73.0%	70.3%	76.8%
Total	71.1%	70.7%	76.1%
Billable consultant average billing rate per hour (4):
Healthcare	$243	$227	$229
Business Advisory (5)	$198	$195	$201
Education	$190	$187	$199
Total (5)	$209	$202	$211
Revenue per billable consultant (in thousands):
Healthcare	$305	$272	$328
Business Advisory	$246	$264	$273
Education	$253	$247	$285
Total	$266	$262	$296
Average number of full-time equivalents (for the period) (6):
Healthcare	153	187	230
Business Advisory	52	30	14
Education	53	52	47
Total	258	269	291
Revenue per full-time equivalent (in thousands):
Healthcare	$518	$481	$504
Business Advisory	$343	$455	$655
Education	$743	$618	$617
Total	$528	$504	$530
Healthcare Managed Services(7):
Total revenues (in thousands)	$47,718	$28,663	$4,453
Average number of Healthcare Managed Services employees (for the period)	382	91	14
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
(3)Utilization rate for our billable consultants is calculated by dividing the number of hours all of our billable consultants worked on client assignments during a period by the total available working hours for all of these consultants during the same period, assuming a forty-hour work week, less paid holidays and vacation days.
(4)Average billing rate per hour for our billable consultants is calculated by dividing revenues for a period by the number of hours worked on client assignments during the same period.
(5)The Business Advisory segment includes operations of Huron Eurasia India. Absent the impact of Huron Eurasia India, the average billing rate per hour for the Business Advisory segment would have been $216, $213, and $228 for the years ended December 31, 2021, 2020 and 2019, respectively.
Absent the impact of Huron Eurasia India, Huron's consolidated average billing rate per hour would have been $216, $209, and $220 for the years ended December 31, 2021, 2020 and 2019, respectively.

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
The reconciliations of these financial measures from GAAP to non-GAAP are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Revenues	$905,640	$844,127	$876,757
Net income (loss) from continuing operations	$62,987	$(23,718)	$41,979
Add back:
Income tax expense (benefit)	17,049	(10,155)	10,512
Interest expense, net of interest income	8,150	9,292	15,648
Depreciation and amortization	26,347	29,644	33,740
Earnings before interest, taxes, depreciation and amortization (EBITDA)	114,533	5,063	101,879
Add back:
Restructuring and other charges	12,401	21,374	1,855
Litigation and other losses (gains)	198	(150)	(1,196)
Transaction-related expenses	1,782	1,132	2,680
Goodwill impairment charges	—	59,816	—
Unrealized gain on preferred stock investment	—	(1,667)	—
Losses (gains) on sales of businesses	(31,510)	1,603	—
Foreign currency transaction losses (gains), net	419	(31)	160
Adjusted EBITDA	$97,823	$87,140	$105,378
Adjusted EBITDA as a percentage of revenues	10.8%	10.3%	12.0%

	Year Ended December 31,
	2021	2020	2019
Net income (loss) from continuing operations	$62,987	$(23,718)	$41,979
Weighted average shares - diluted	21,809	21,882	22,507
Diluted earnings (loss) per share from continuing operations	$2.89	$(1.08)	$1.87
Add back:
Amortization of intangible assets	9,251	12,696	17,793
Restructuring and other charges	12,401	21,374	1,855
Litigation and other losses (gains), net	198	(150)	(1,196)
Transaction-related expenses	1,782	1,132	2,680
Goodwill impairment charges	—	59,816	—
Non-cash interest on convertible notes	—	—	6,436
Unrealized gain on preferred stock investment	—	(1,667)	—
Losses (gains) on sales of businesses	(31,510)	1,603	—
Tax effect of adjustments	1,742	(23,199)	(7,200)
Tax benefit related to “check-the-box” election	—	—	(736)
Total adjustments, net of tax	(6,136)	71,605	19,632
Adjusted net income from continuing operations	$56,851	$47,887	$61,611
Adjusted weighted average shares - diluted	21,809	22,299	22,507
Adjusted diluted earnings per share from continuing operations	$2.61	$2.15	$2.74
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
Restructuring and other charges: We have incurred charges due to the restructuring of various parts of our business, including restructuring charges related to the sale of the Life Sciences business in the fourth quarter of 2021 and the restructuring plan announced in the fourth quarter of 2020 to reduce operating costs to address the impact of the COVID-19 pandemic on our business. These restructuring charges primarily consist of costs associated with office space consolidations, including lease impairment charges and accelerated depreciation on lease-related property and equipment, and employee-related charges. Additionally, we have excluded the effect of a $0.8 million one-time charge incurred during the first quarter of 2020 related to redundant administrative costs in our corporate operations which is recorded within selling, general and administrative expenses on our consolidated statement of operations. We have excluded the effect of the restructuring and other charges from our non-GAAP measures to permit comparability with periods that were not impacted by these items.
Litigation and other losses (gains), net: We have excluded the effects of litigation and other losses (gains), net which primarily relate to the remeasurement of our contingent consideration liabilities related to business acquisitions and litigation settlement losses and gains to permit comparability with periods that were not impacted by these items.
Transaction-related expenses: To permit comparability with prior periods, we excluded the impact of third-party legal and accounting fees incurred in 2021 and 2020 related to business acquisitions. We also excluded the impact of third-party legal and accounting fees incurred in 2019 related to the evaluation of a potential acquisition that ultimately did not consummate.
Goodwill impairment charges: We have excluded the effect of the goodwill impairment charges recognized in the first quarter of 2020 as these are infrequent events and their exclusion permits comparability with periods that were not impacted by such charges.
Non-cash interest on convertible notes: We incurred non-cash interest expense relating to the implied value of the equity conversion component of our Convertible Notes, which matured in October 2019. The value of the equity conversion component was treated as a debt discount and amortized to interest expense over the life of the Convertible Notes using the effective interest rate method. We excluded this non-cash interest expense that does not represent cash interest payments from the calculation of adjusted net income from continuing operations as management believes that this non-cash expense is not indicative of the ongoing performance of our business.
Unrealized gain on preferred stock investment: We have excluded the effect of an unrealized gain recognized in other income (expense), net in 2020 related to the fair value of our preferred stock investment in Medically Home Group, Inc. (“Medically Home”), as management believes that this gain is not indicative of the ongoing performance of our business and its exclusion permits comparability with prior periods.

Losses (gains) on sales of businesses: We have excluded the effect of non-operating losses and gains recognized as a result of sales of businesses as they are infrequent, management believes that these items are not indicative of the ongoing performance of our business, and their exclusion permits comparability with periods that were not impacted by such items. The 2021 gain relates to the sale of our Life Sciences business within the Business Advisory segment in the fourth quarter of 2021, and the 2020 loss primarily relates to the sale of our U.K. life sciences drug safety practice within the Business Advisory segment in the fourth quarter of 2020.
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
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenues
Revenues increased $61.5 million, or 7.3%, to $905.6 million for the year ended December 31, 2021, from $844.1 million for the year ended December 31, 2020. The increase in revenues reflected strengthened demand for services in all of our segments and the incremental revenues from our acquisitions, as discussed below in Segment Results.
Of the overall $61.5 million increase in revenues, $41.2 million was attributable to our billable consultants, $19.1 million was attributable to our Healthcare Managed Services employees and $1.2 million was attributable to our full-time equivalents.
The increase in billable consultant revenues was attributable to an increase in demand for services in all of our segments, as discussed below in Segment Results. The overall increase in billable consultant revenues reflected overall increases in the average number of billable consultants, average billing rate, and consultant utilization rate in 2021 compared to 2020.
The increase in Healthcare Managed Services revenues was primarily attributable to an increase in demand for these services, which led to an increase in the average number of Healthcare Managed Services employees in 2021 compared to the prior year. At the beginning of the second quarter of 2021, we hired approximately 300 employees to expand our capacity to manage and provide revenue cycle billing, collections, insurance verification and change integrity services to our healthcare clients. These employees are serving clients in our Healthcare Managed Services capability, including serving under a short-term contract with an existing client which we entered into in connection with this group hire.
The increase in full-time equivalent revenues was attributable to an increase in full-time equivalent revenues in our Education and Business Advisory segments, partially offset by a decrease in full-time equivalent revenues in our Healthcare segment, as discussed below in Segment Results; and reflected an overall increase in revenue per full-time equivalent, partially offset by an overall decrease in the average number of full-time equivalents in 2021 compared to 2020.
In most of 2020 and the first quarter of 2021, the COVID-19 pandemic negatively impacted sales and elongated the sales cycle for new opportunities for certain services, particularly within our Healthcare and Education segments as some clients reprioritized or delayed certain projects. Subsequent to the first quarter of 2021, we saw an increase in our sales pipeline and the pace of signings in our Healthcare and Education businesses. While overall demand for our services in the first quarter of 2021 was negatively impacted by the COVID-19 pandemic, the overall demand for our services strengthened in 2021 compared to 2020 and we expect continued revenue growth in 2022 compared to 2021.

The COVID-19 pandemic has caused the need for many companies to accelerate their digital transformation to drive operational efficiencies, better engage with their customers, and make better data-driven decisions. This has resulted in strong demand for our digital, technology and analytic offerings, particularly within our Business Advisory segment. Indicative of our expectations for future growth in this capability, we continue to make investments in these offerings, both organically and through strategic acquisitions, such as our acquisitions of ForceIQ in 2020 and Unico Solutions and Perception Health in 2021, and through the addition of new offerings and solutions where we see strategic opportunities in the digital capability.
Total Direct Costs
Direct costs, excluding amortization of intangible assets and software development costs, increased $44.3 million, or 7.5%, to $636.8 million for the year ended December 31, 2021 from $592.4 million for the year ended December 31, 2020. The overall $44.3 million increase in direct costs primarily related to a $32.5 million increase in salaries and related expenses for our revenue-generating professionals, which was largely driven by an overall increase in headcount; an $8.0 million increase in performance bonus expense for our revenue-generating professionals; and a $3.4 million increase in signing, retention and other bonus expense for our revenue-generating professionals. As a percentage of revenues, our direct costs slightly increased to 70.3% during 2021 compared to 70.2% during 2020.
Total direct costs for the year ended December 31, 2021 included $3.8 million of amortization expense for internal software development costs and intangible assets, compared to $5.4 million of amortization expense in same the prior year period. Intangible asset amortization included within total direct costs related to technology and software, certain customer relationships, and customer contracts acquired in connection with our business acquisitions. See Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information on our intangible assets.
Operating Expenses and Other Losses (Gains), Net
Selling, general and administrative expenses increased $7.2 million, or 4.2%, to $177.9 million for the year ended December 31, 2021, compared to $170.7 million for the year ended December 31, 2020. The $7.2 million increase primarily related to a $3.0 million increase in performance bonus expense for our support personnel, a $2.4 million increase in legal expense, a $2.1 million increase in software and data hosting expense, a $1.9 million increase in salaries and related expenses for our support personnel, a $1.7 million increase in third-party professional advisory expense, and a $1.6 million increase in signing, retention and other bonus expense for our support personnel. The increase in legal expense and third-party professional advisory expense was primarily attributable to transaction-related expenses incurred with the acquisitions completed in 2021. These increases in selling, general and administrative expenses were partially offset by a $3.2 million decrease in practice administration and meetings expense and a $1.4 million decrease in office supplies expense. As a percentage of revenues, selling, general and administrative expenses decreased to 19.6% during 2021 compared to 20.2% during 2020, primarily due to revenue growth that outpaced the increase in salaries and related expenses for our support personnel and the decrease in practice administration and meetings expense.
Restructuring charges for the year ended December 31, 2021 totaled $12.4 million, compared to $20.5 million for the year ended December 31, 2020. On November 1, 2021, we completed the sale of our Life Sciences business, a reporting unit within the Business Advisory segment, to a third-party. In connection with the sale, we incurred $8.5 million of restructuring charges, consisting of $6.8 million of transaction-related employee payments, $0.9 million of third-party legal and professional advisory fees, and $0.8 million of accelerated amortization and depreciation on the operating lease right-of-use asset ("ROU") and fixed assets related to our London, U.K. office space, which we vacated as a result of the Life Sciences divestiture. In the ten months ended October 31, 2021, the Life Sciences business generated $16.7 million of revenue and is not significant to our consolidated financial statements. Additionally, in 2021, we incurred $2.3 million of rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for other previously vacated office spaces, $1.3 million of other employee-related expenses in our Business Advisory segment, and $0.2 million of third-party professional advisory fees related to the reorganization of our internal operating and financial reporting structure. See Note 19 "Segment Information" within the notes to our consolidated financial statements for more information on our segment reorganization that is effective in the first quarter of 2022.
In the fourth quarter of 2020, we announced a restructuring plan to reduce operating costs to address the impact of the COVID-19 pandemic on our business. The restructuring plan provided for a reduction in certain leased office spaces which included a portion of our principal executive office in Chicago, Illinois, and additional domestic locations. As a result, we recognized $13.2 million of non-cash lease impairment charges on the related operating lease ROU assets and fixed assets which we intend to sublease, and $0.7 million of accelerated amortization and depreciation on the related operating lease ROU assets and fixed assets we abandoned. The fourth quarter 2020 restructuring plan also included a reduction in workforce, which resulted in a $4.8 million restructuring charge for employee severance costs; of which $2.0 million related to our Education segment, $1.2 million related to our Healthcare segment, $1.0 million related to our Business Advisory segment, and $0.6 million related to our corporate operations. Additional restructuring charges recognized in 2020 include a $1.2 million accrual for the termination of a third-party advisor agreement in our Business Advisory segment and $0.4 million related to workforce reductions completed prior to the fourth quarter of 2020 to better align resources with market demand. See Note 11 “Restructuring Charges” within the notes to our consolidated financial statements for additional information on our restructuring events.

Litigation and other losses (gains), net totaled a loss of $0.2 million for the year ended December 31, 2021, which primarily consisted of remeasurement losses to increase the fair value of our contingent consideration liability related to a business combination. Litigation and other gains, net totaled a gain of $0.2 million for the year ended December 31, 2020, which consisted of a litigation settlement gain for the resolution of a claim that was settled in the first quarter of 2020. See Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Depreciation and amortization expense decreased $2.6 million, or 10.7%, to $21.7 million for the year ended December 31, 2021, from $24.3 million for the year ended December 31, 2020. The decrease was primarily attributable to decreasing amortization expense for customer relationships acquired in business acquisitions due to the accelerated basis of amortization in prior periods, including the customer relationships acquired in our Studer Group acquisition; and customer relationships acquired in other business acquisitions that were fully amortized in prior periods; as well as a decrease in depreciation expense for leasehold improvements and furniture and fixtures related to vacated office spaces. Intangible asset amortization expense included within operating expenses primarily related to certain customer relationships, trade names, and non-competition agreements acquired in connection with our business acquisitions. See Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information on our intangible assets.
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
Operating Income (Loss)
Operating income increased $81.7 million, to income of $52.8 million for the year ended December 31, 2021, from a loss of $28.9 million for the year ended December 31, 2020. This increase is primarily attributable to the $59.8 million non-cash pretax goodwill impairment charges recognized in the first quarter of 2020 that related to our Business Advisory segment. The increase in operating income is also attributable to the increase in revenues and the decrease in restructuring charges for 2021 compared to 2020, partially offset by the increases in salaries and related expenses for our revenue-generating professionals, performance bonus expense for our revenue-generating professionals, and selling, general and administrative expenses in 2021 compared to 2020. Operating margin, which is defined as operating income (loss) expressed as a percentage of revenues, increased to 5.8% in 2021 compared to (3.4)% in 2020. The increase in operating margin was primarily attributable to the goodwill impairment charges recognized in 2020, the decrease in restructuring charges and the increase in revenues in 2021 compared to 2020.
Total Other Income (Expense), Net
Interest expense, net of interest income decreased $1.1 million to $8.2 million for the year ended December 31, 2021 from $9.3 million for the year ended December 31, 2020, primarily attributable to lower levels of borrowing under our credit facility during 2021 compared to 2020. See Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income, net totaled $35.3 million for the year ended December 31, 2021 and primarily consisted of a $31.5 million pre-tax gain recognized on the sale of our Life Sciences business in the fourth quarter of 2021 and a $4.2 million net unrealized gain in the market value of our investments that are used to fund our deferred compensation liability. Other income, net totaled $4.3 million for the year ended December 31, 2020 and primarily consisted of a $4.1 million net unrealized gain in the market value of our investments that are used to fund our deferred compensation liability; a $1.7 million unrealized gain in the fair value of our preferred stock investment in Medically Home Group, Inc.; and a $1.5 million loss on the sale of our U.K. life sciences drug safety practice in the fourth quarter of 2020. See Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our preferred stock investment in Medically Home Group, Inc, and Note 3 "Acquisitions and Divestitures" within the notes to our consolidated financial statements for additional information on the divestitures completed in 2021 and 2020.
Income Tax Expense (Benefit)
For the year ended December 31, 2021, our effective tax rate was 21.3% as we recognized income tax expense from continuing operations of $17.0 million on income from continuing operations of $80.0 million. The effective tax rate for 2021 was more favorable than the statutory rate, inclusive of state income taxes, of 26.3% primarily due to the tax benefits related to the CARES Act described below. The effective tax rate also reflected the positive impact of certain federal tax credits and a discrete tax benefit recognized during the second quarter of 2021 related to electing the Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion retroactively for the 2018 tax year. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. These favorable items were partially offset by certain nondeductible business expenses and increases in our valuation allowance primarily due to increases in deferred tax assets recorded for foreign tax credits.

For the year ended December 31, 2020, our effective tax rate was 30.0% as we recognized an income tax benefit from continuing operations of $10.2 million on a loss from continuing operations of $33.9 million. The effective tax rate for 2020 was more favorable than the statutory rate, inclusive of state income taxes, of 26.5%, primarily due to the tax benefit related to the CARES Act described below, a discrete tax benefit for share-based compensation awards that vested primarily in the first quarter of 2020, the positive impact of certain federal tax credits and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability. These favorable items were partially offset by increases in our valuation allowance primarily due to increases in deferred tax assets recorded for foreign tax credits, certain nondeductible business expenses and the nondeductible portion of the goodwill impairment charges recorded during the first quarter of 2020.
The CARES Act, which was signed into law on March 27, 2020, is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to the net operating loss carryback period, options to defer payroll tax payments for a limited period and technical corrections to tax depreciation methods for qualified improvement property. As a result of the CARES Act, we recognized a $1.5 million tax benefit in 2020 related to the remeasurement of a portion of our income tax receivable for the federal net operating losses incurred in 2018 and 2020 that were carried back to prior year income, both for a refund at the higher, prior year tax rate. As a result of electing the retroactive GILTI high-tax exlusion in the second quarter of 2021, we recognized a $1.0 million tax benefit of which $0.4 million related to carrying back our increased 2018 federal net operating loss to prior year income for a refund at the higher, prior year tax rate. During the third quarter of 2021, we recognized an additional tax benefit of $2.0 million, primarily related to the U.S. federal return to provision adjustments for carrying back our increased 2020 federal net operating loss to prior year income for a refund at the higher, prior year tax rate.
See Note 17 “Income Taxes” within the notes to our consolidated financial statements for additional information on our income tax expense (benefit).
Net Income (Loss) from Continuing Operations and Earnings (Loss) per Share
Net income from continuing operations increased by $86.7 million to net income from continuing operations of $63.0 million for the year ended December 31, 2021, from a net loss from continuing operations of $23.7 million for the year ended December 31, 2020. This increase is primarily attributable to the $59.8 million non-cash pre-tax goodwill impairment charges related to our Business Advisory segment recognized in the first quarter of 2020 and the $31.5 million pre-tax gain on sale of our Life Sciences business in the fourth quarter of 2021, partially offset by the tax impact of these items, as well as the increase in revenues partially offset by the increases in direct costs and selling, general and administrative expenses discussed above. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the year ended December 31, 2021 was $2.89 compared to a diluted loss per share from continuing operations of $1.08 for 2020. The gain on sale of our Life Sciences business in the fourth quarter of 2021 had a $1.09 favorable impact on diluted earnings per share from continuing operations in 2021 and the non-cash goodwill impairment charges had a $2.07 unfavorable impact on diluted earnings per share from continuing operations in 2020.
EBITDA and Adjusted EBITDA
EBITDA increased $109.5 million to $114.5 million for the year ended December 31, 2021, from $5.1 million for the year ended December 31, 2020. The increase in EBITDA was primarily attributable to the $59.8 million non-cash goodwill impairment charges related to our Business Advisory segment recognized in the first quarter of 2020; the $31.5 million gain on sale of our Life Sciences business in the fourth quarter of 2021; and the increase in segment operating income, as discussed in Segment Results below.
Adjusted EBITDA increased $10.7 million to $97.8 million in 2021 from $87.1 million in 2020. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income, partially offset by an increase in corporate expenses, excluding the impact of restructuring charges on these items.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income from continuing operations increased $9.0 million to $56.9 million for the year ended December 31, 2021, compared to $47.9 million for the year ended December 31, 2020. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $2.61 in 2021 compared to $2.15 in 2020.
Segment Results
Healthcare
Revenues
Healthcare segment revenues increased $24.1 million, or 6.8%, to $377.6 million for the year ended December 31, 2021, from $353.4 million for the year ended December 31, 2020. The overall increase was primarily due to strengthened demand for this segment's services subsequent to the first quarter of 2021 and the favorable comparison against 2020, which was more significantly impacted by the COVID-19 pandemic as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic.
For the year ended December 31, 2021, revenues from fixed-fee arrangements; time-and-expense arrangements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 57.8%, 17.1%, 19.4%, and 5.7% of this segment’s revenues, respectively, compared to 57.3%, 16.5%, 19.6%, and 6.6%, respectively, in 2020. Performance-based fee revenue was $73.4 million in 2021, compared to $69.3 million in 2020. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
Of the overall $24.1 million increase in revenues, $19.1 million was attributable to an increase in revenues from our Healthcare Managed Services employees and $15.6 million was attributable to an increase in revenues from our billable consultants, partially offset by a $10.5 million decrease in revenues from our full-time equivalents.
The increase in revenues attributable to our Healthcare Managed Services employees was primarily attributable to an increase in demand for these services, which led to an increase in the average number of managed services employees in 2021 compared to the prior year. At the beginning of the second quarter of 2021, we hired approximately 300 employees to expand our capacity to manage and provide revenue cycle billing, collections, insurance verification and change integrity services to our healthcare clients. These employees are serving clients in our Healthcare Managed Services capability, including serving under a short-term contract with an existing client which we entered into in connection with this group hire.
The increase in revenues attributable to our billable consultants reflected increases in the average billing rate and the consultant utilization rate, partially offset by a decrease in the average number of billable consultants during 2021 compared to the prior year.
The decrease in full-time equivalent revenues was primarily driven by a decrease in demand for certain services and a decreased use of contractors and project consultants; and reflected a decrease in the average number of full-time equivalents, partially offset by an increase in revenue per full-time equivalent during 2021 compared to the same prior year period.
Operating Income
Healthcare segment operating income increased $9.1 million, or 9.6%, to $104.0 million for the year ended December 31, 2021, from $94.9 million for the year ended December 31, 2020. The Healthcare segment operating margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 27.5% in 2021 from 26.9% in 2020. The increase in this segment’s operating margin was primarily attributable to decreases in salaries and related expenses for our support personnel, contractor expense, practice administration and meetings expense, and restructuring charges. These increases to the segment operating margin were partially offset by an increase in performance bonus expense for our revenue-generating professionals, as a percentage of revenues.
Business Advisory
Revenues
Business Advisory segment revenues increased $24.3 million, or 9.1%, to $291.7 million for the year ended December 31, 2021, from $267.4 million for the year ended December 31, 2020, primarily related to strengthened demand for our cloud-based technology and analytics solutions and our strategy and innovation solutions. Revenues in 2021 included $14.3 million of incremental revenues from our acquisitions of ForceIQ and Unico Solutions, which were completed in November 2020 and February 2021, respectively.
For the year ended December 31, 2021, revenues from fixed-fee arrangements; time-and-expense arrangements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 41.7%, 49.0%, 6.3%, and 3.0% of this segment's revenues, respectively, compared to 38.0%, 57.1%, 3.0%, and 1.9%, respectively, in 2020. Performance-based fee revenue for the year ended December 31, 2021 was $18.3 million compared to $8.1 million in 2020. The level of performance-based fees earned may vary based on our clients’ preferences and the mix of services we provide.
Of the overall $24.3 million increase in revenues, $19.9 million was attributable to an increase in revenues generated by our billable consultants and $4.4 million was attributable to an increase in revenues generated by our full-time equivalents. The increase in revenues from our full-time billable consultants reflected increases in the average number of billable consultants and the average billing rate, partially offset by a decrease in the consultant utilization rate in 2021 compared to 2020. The increase in revenues from our full-time equivalents was driven by an increased use of contractors and reflected an increase in the average number of full-time equivalents, partially offset by a decrease in revenue per full-time equivalent in 2021 compared to 2020.

On November 1, 2021, we completed the divestiture of the Life Sciences business to a third-party. The Life Sciences business, a reporting unit within the Business Advisory segment, provides commercial and research and development strategy, pricing and market access strategy solutions to customers in the life sciences industries. For the ten months ended October 31, 2021, Life Sciences revenues were $16.7 million. The Life Sciences business is not significant to our consolidated financial statements and does not qualify as a discontinued operation for reporting under GAAP.
Operating Income
Business Advisory segment operating income increased to $48.2 million for the year ended December 31, 2021, compared to $48.0 million for the year ended December 31, 2020. The Business Advisory segment operating margin decreased to 16.5% for 2021 from 18.0% for 2020. The decrease in this segment’s operating margin was primarily attributable to increases in restructuring charges, salaries and related expenses for our revenue-generating professionals and contractor expense, as percentages of revenues; partially offset by a decrease in performance bonus expense for our revenue-generating professionals.
The first quarter 2020 non-cash goodwill impairment charges related to the Strategy and Innovation and Life Sciences reporting units within the Business Advisory segment, which are discussed above within consolidated results, are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segment. We do not include the impact of goodwill impairment charges in our evaluation of segment performance. See the “Critical Accounting Policies and Estimates” section below and Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information on the goodwill impairment charges and our goodwill balances.
Education
Revenues
Education segment revenues increased $13.1 million, or 5.9%, to $236.4 million for the year ended December 31, 2021, from $223.3 million for the year ended December 31, 2020. This segment's revenues were significantly impacted by the COVID-19 pandemic beginning in the third quarter of 2020 through the first half of 2021 as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic. In the second half of 2021, demand for this segment's services strengthened, driving an overall increase in total revenues for full year 2021 compared to full year 2020. Revenues in 2021 included $0.6 million of incremental revenues from our acquisition of Whiteboard, which was completed in December 2021.
For the year ended December 31, 2021, revenues from fixed-fee arrangements; time-and-expense arrangements; and software support, maintenance and subscription arrangements represented 25.4%, 62.3%, and 12.3% of this segment’s revenues, respectively. Revenues from fixed-fee arrangements; time-and-expense arrangements; performance-based arrangements; and software support, maintenance and subscription arrangements represented 20.1%, 69.6%, 0.3%, and 10.0% of this segment's revenues, respectively, in 2020.
Of the overall $13.1 million increase in revenues, $7.3 million was attributable to our full-time equivalents and $5.8 million was attributable to our billable consultants. The increase in revenues from our full-time equivalents was primarily driven by an increase in software subscriptions, software support and maintenance, and data hosting revenues, partially offset by a decreased use of contractors and project consultants. The overall increase in full-time equivalent revenues reflected an increase in revenue per full-time equivalent in 2021 compared to the same prior year period. The increase in revenues from our billable consultants reflected increases in the consultant utilization rate, average billing rate, and the average number of billable consultants in 2021 compared to 2020.
Operating Income
Education segment operating income increased $5.3 million, or 11.1%, to $52.8 million for the year ended December 31, 2021, from $47.5 million for the year ended December 31, 2020. The Education segment operating margin increased to 22.3% for 2021 from 21.3% for 2020. The increase in this segment's operating margin was primarily attributable to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals, as well as a decrease in restructuring charges. These increases to the operating margin were partially offset by increases in performance bonus expense and signing, retention and other bonus expense for our revenue-generating professionals, as percentages of revenues.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $20.8 million, $67.2 million, and $11.6 million at December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

Cash Flows (in thousands):	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$17,987	$136,738	$132,220
Net cash used in investing activities	(20,143)	(42,034)	(35,002)
Net cash used in financing activities	(44,410)	(39,615)	(118,836)
Effect of exchange rate changes on cash	170	484	115
Net increase (decrease) in cash and cash equivalents	$(46,396)	$55,573	$(21,503)
Operating Activities
Our operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable and accrued expenses, accrued payroll and related benefits, operating lease obligations and deferred revenues. The volume of services rendered and the related billings and timing of collections on those billings, as well as payments of our accounts payable and salaries, bonuses, and related benefits to employees affect these account balances. Our purchase obligations primarily consist of payments for software and other information technology products to support our business and corporate infrastructure. See Note 5 "Leases" within the notes to our consolidated financial statements for information on our contractual obligations related to our office space leases.
Net cash provided by operating activities decreased $118.8 million to $18.0 million in 2021 from $136.7 million in 2020. The decrease in net cash provided by operating activities in 2021 compared to 2020 was primarily attributable to a decrease in cash collections in 2021 compared to the prior year, increases in payments for salaries and related expenses for our employees and the $12.2 million payment in the third quarter of 2021 of the employer's portion of social security taxes deferred from 2020, as provided for under the CARES Act. These decreases to net operating cash flows were partially offset by a decrease in the amount paid for annual performance bonuses in the first quarter of 2021 compared to the first quarter of 2020.
Investing Activities
Our investing activities primarily consist of purchases of complementary businesses; purchases of property and equipment, primarily related to computers and related equipment for our employees and leasehold improvements and furniture for office spaces; payments related to internally developed cloud-based software sold to our clients; and investments. Our investments include a convertible note investment in Shorelight Holdings, LLC, a preferred stock investment in Medically Home Group, Inc., and investments in life insurance policies that are used to fund our deferred compensation liability.
The use of cash in 2021 primarily consisted of $44.8 million for the purchases of businesses; $10.9 million for purchases of property and equipment; $4.9 million for payments related to internally developed software; and $1.2 million for contributions to our life insurance policies. These uses of cash from investing activities were partially offset by $41.3 million of cash received for the sale of the Life Sciences business within the Business Advisory segment in the fourth quarter of 2021.
The use of cash in 2020 primarily consisted of $13.0 million for the purchase of an additional convertible debt investment in Shorelight
Holdings, LLC in the first quarter of 2020; $8.7 million for the purchases of businesses in the second half of 2020; $8.3 million for payments related to internally developed software; $8.1 million for purchases of property and equipment; $2.5 million for contributions to our life insurance policies; and $1.5 million for payments related to the divestiture of our U.K. life sciences drug safety practice within the Business Advisory segment.
We estimate that cash utilized for purchases of property and equipment and software development in 2022 will total approximately $20 million to $25 million; primarily consisting of software development costs, leasehold improvements and furniture and fixtures for certain office locations, and information technology related equipment to support our corporate infrastructure.
Financing Activities
Our financing activities primarily consist of borrowings and repayments under our senior secured credit facility, share repurchases, shares redeemed for employee tax withholdings upon vesting of share-based compensation, and payments for contingent consideration liabilities related to business acquisitions. See "Financing Arrangements" below for additional information on our senior secured credit facility.
Net cash used in financing activities increased by $4.8 million to $44.4 million in 2021 from $39.6 million in 2020.

During 2021, we borrowed $235.0 million under our senior secured credit facility, primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2021 and for the acquisitions completed in the fourth quarter of 2021. We made repayments on our credit facility of $205.0 million during 2021. Additionally, we repurchased and retired $64.6 million of our common stock under our 2020 Share Repurchase Program, as defined below, and repurchased and retired $0.2 million of our common stock that was accrued as of December 31, 2021. We also reacquired $10.1 million of common stock as a result of tax withholdings upon vesting of share-based compensation.
During 2020, we borrowed $283.0 million under our senior secured credit facility, all of which was in the first quarter of 2020, including $125.0 million in March 2020 to maintain excess cash and support liquidity during the period of uncertainty created by the COVID-19 pandemic, as well as to fund our annual performance bonus payment. During 2020, we made repayments on our senior secured credit facility of $288.0 million due to our ability to maintain adequate cash flows from operations and improved clarity around access to capital resources during the COVID-19 pandemic, and repayments of $0.6 million on our promissory note due 2024. Additionally, we repurchased and retired $25.9 million of our common stock under our share repurchase programs, discussed below, and settled $1.2 million of share repurchases that were accrued as of December 31, 2019. We also reacquired $7.9 million of common stock as a result of tax withholdings upon vesting of share-based compensation.
Share Repurchase Programs
In November 2020, our board of directors authorized a share repurchase program (the “2020 Share Repurchase Program”) permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The 2020 Share Repurchase Program was authorized subsequent to the expiration of our prior share repurchase program (the “2015 Share Repurchase Program”) on October 31, 2020. The 2015 Share Repurchase Program permitted us to repurchase up to $125 million of our common stock through October 31, 2020. During the third quarter of 2021, our board of directors authorized an extension of the 2020 Share Repurchase Program through December 31, 2022 and increased the authorized amount from $50 million to $100 million.The amount and timing of repurchases under our share repurchase programs is determined by management and depends on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. As of December 31, 2021, $30.2 million remains available under the plan for share repurchases.
Financing Arrangements
At December 31, 2021, we had $230.0 million outstanding under our senior secured credit facility and $2.8 million outstanding under a promissory note, as discussed below.
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
Fees and interest on borrowings vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, borrowings under the Amended Credit Agreement will bear interest at one, two, three or six-month LIBOR or an alternate base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.125% per annum and 1.875% per annum, in the case of LIBOR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time. Fees and interest on borrowings is paid on a monthly basis.
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

For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At December 31, 2021 and December 31, 2020, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of December 31, 2021 was 1.73 to 1.00, compared to 1.94 to 1.00 as of December 31, 2020. Our Consolidated Interest Coverage Ratio as of December 31, 2021 was 18.43 to 1.00, compared to 12.51 to 1.00 as of December 31, 2020.
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
Principal borrowings outstanding under the Amended Credit Agreement at December 31, 2021 and December 31, 2020 totaled $230.0 million and $200.0 million, respectively. These borrowings carried a weighted average interest rate of 2.7% at December 31, 2021 and 2.5% at December 31, 2020 including the impact of the interest rate swap described in Note 12 “Derivative Instruments and Hedging Activity" within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2021 and 2020, we had outstanding letters of credit totaling $0.7 million and $1.6 million, respectively, which are primarily used as security deposits for our office facilities, and the unused borrowing capacity under the revolving credit facility was $369.3 million and $398.4 million, respectively.
For further information, see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements. For a discussion of certain risks and uncertainties related to the Amended Credit Agreement, see Part I—Item 1A. “Risk Factors.”
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we pay interest on the outstanding principal amount at a rate of one-month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At December 31, 2021, the outstanding principal amount of the promissory note was $2.8 million, and the aircraft had a carrying amount of $3.7 million. At December 31, 2020, the outstanding principal amount of the promissory note was $3.3 million, and the aircraft had a carrying amount of $4.4 million. Principal and interest payments for the promissory note are paid on a monthly basis. In the first quarter of 2022, we completed the sale of the aircraft to a third-party and used a portion of the sale proceeds to pay the remaining principal and unpaid interest on the promissory note. As a result of the sale, we no longer own any aircraft.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” within the notes to our consolidated financial statements. We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies and estimates are those policies and estimates that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies and estimates are important, we believe that there are five accounting policies and estimates that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes.
Revenue Recognition
We generate substantially all of our revenues from providing professional services to our clients. We also generate revenues from software licenses, software support and maintenance and subscriptions to our cloud-based analytic tools and solutions, speaking engagements, conferences, and publications.
Our revenue is generated under four types of billing arrangements: fixed-fee (including software license revenue); time-and-expense; performance-based; and software support, maintenance and subscriptions. Determining the method and amount of revenue to recognize requires us to make judgments and estimates. Specifically, multiple performance obligation arrangements require us to allocate the total transaction price to each performance obligation based on its relative standalone selling price, for which we rely on our overall pricing objectives, taking into consideration market conditions and other factors. Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by the bankruptcy courts. We continually evaluate our estimates of the provisions based on available information and experiences. Additionally, when accounting for fixed-fee and performance-based billing arrangements, as well as reimbursable expenses, we must make additional judgments and estimates as further described below.
In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements could make these contracts less profitable or unprofitable.
In performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we have performance-based engagements in which we earn a success fee when and if certain predefined outcomes occur. We recognize revenue under performance-based billing arrangements using the following steps: 1) estimate variable consideration using a probability-weighted assessment of the fees to be earned, 2) apply a constraint to the estimated variable consideration to limit the amount that could be reversed when the uncertainty is resolved (the “constraint”), and 3) recognize revenue of estimated variable consideration, net of the constraint, based on work completed to-date versus our estimates of the total services to be provided under the engagement. Our estimates are monitored throughout the life of each contract and are based on an assessment of our anticipated performance, historical experience, and other information available at the time. While we believe that the estimates and assumptions we used for revenue recognition for performance-based billing arrangements are reasonable, subsequent changes could materially impact our results of operations.
Expense reimbursements that are billable to clients are included in total revenues and reimbursable expenses. Under fixed-fee billing arrangements, we estimate the total amount of reimbursable expenses to be incurred over the course of the engagement and recognize the estimated amount as revenue using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. When billings do not specifically identify reimbursable expenses under any billing arrangement type, we allocate the portion of the billings equivalent to these expenses to reimbursable expenses. Any increased or unexpected costs in the reimbursable expenses could impact our results of operations
See Note 2 “Summary of Significant Accounting Policies” within the notes to the consolidated financial statements for additional information on our revenue recognition accounting policy.

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
Business Combinations
Upon our adoption of Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which we retrospectively applied to all acquisitions in 2021, contract assets and contract liabilities acquired are recorded at their carrying value under Topic 606: Revenue from Contracts with Customers. Prior to adoption of ASU 2021-08, contract assets and contract liabilities were recognized at their estimated fair values as of the acquisition date. All other assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are recorded at their estimated fair values as of the acquisition date. Goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the net value of the assets acquired and liabilities assumed. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates, and assumptions, such as the expected future cash flows to be derived from the intangible assets, discount rates that reflect the risk factors associated with future cash flows, and estimates of useful lives.
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
See Note 3 “Acquisitions and Divestitures” within the notes to our consolidated financial statements for additional information on our acquisitions and Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our contingent consideration liabilities.
Carrying Values of Goodwill and Other Intangible Assets
We test goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. As of December 31, 2021, we have five reporting units: Healthcare, Education, Business Advisory, Strategy and Innovation, and Enterprise Solutions and Analytics. The Business Advisory, Strategy and Innovation, and Enterprise Solutions and Analytics reporting units, make up our Business Advisory operating segment.
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
The following is a discussion of our goodwill impairment test performed during 2021.
2021 Annual Goodwill Impairment Analysis
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2021 for our five reporting units with goodwill balances: Healthcare, Education, Business Advisory, Strategy and Innovation, and Enterprise Solutions and Analytics. We performed a qualitative assessment over all reporting units to determine if it was more likely than not the respective fair values of these reporting units were less than their carrying amounts, including goodwill.
For our qualitative assessment, we considered the most recent quantitative analysis performed for each reporting unit, which was as of November 30, 2020, including the key assumptions used within that analysis, the indicated fair values, and the amount by which those fair values exceeded their carrying amounts. One of the key assumptions used within the prior quantitative analysis was our internal financial projections; therefore, we considered the actual performance of each reporting unit during 2021 compared to the internal financial projections used, as well as specific outlooks for each reporting unit based on our most recent internal financial projections. We also considered the market-based valuation multiples used in the market approach within our prior quantitative analysis, which were derived from guideline companies, and noted that the valuation multiples generally increased over the past year. We also reviewed the current carrying value of each reporting unit in comparison to the carrying values as of the prior quantitative analysis. In addition, we considered various factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events, that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our assessments, we determined that it was more likely than not that the fair values for each of our reporting units exceeded their respective carrying amounts. As such, the goodwill for our reporting units was not considered impaired as of November 30, 2021, and a quantitative goodwill impairment analysis was not necessary.
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
The carrying value of goodwill for each of our reporting units as of December 31, 2021 is as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$434,870
Education	121,570
Business Advisory	16,094
Strategy and Innovation	37,522
Enterprise Solutions and Analytics	10,823
Total	$620,879
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $31.9 million at December 31, 2021 and primarily consist of customer relationships, trade names, technology and software, non-competition agreements, and customer contracts, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges for intangible assets were recorded in 2021.

Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. In determining our provision for income taxes on an interim basis, we estimate our annual effective tax rate based on information available at each interim period. Changes in applicable U.S. state, federal or foreign tax laws and regulations, or their interpretation and application, could materially affect our tax expense.
Deferred tax assets and liabilities are recorded for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Factors considered in making this determination include the period of expiration of the tax asset, planned use of the tax asset, tax planning strategies and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances will be subject to change in each future reporting period as a result of changes in one or more of these factors.
Our tax positions are subject to income tax audits by federal, state, local, and foreign tax authorities. A tax benefit from an uncertain position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based on its technical merits. We measure the tax benefit recognized as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. We believe that positions taken on our tax returns are fully supported. However, final determinations of prior year tax positions upon settlement with the taxing authority could be materially different from estimates. The outcome of these final determinations could have a material impact on our provision for taxes, net income, or cash flows in the period in which that determination is made.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 “Summary of Significant Accounting Policies" within the notes to the consolidated financial statements for information on new accounting pronouncements.
SUBSEQUENT EVENT
On January 18, 2022, we completed the acquisition of AIMDATA, LLC, (“AIMDATA”), an advisory and implementation consulting services firm focused on strategy, technology and business transformation. The results of operations of AIMDATA will be included within our consolidated financial statements from the close date, and will be allocated among our three operating industries, which are our reportable segments, based on the engagements delivered by the business. AIMDATA revenues will be reported in our Digital capability. The acquisition of AIMDATA is not significant to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At December 31, 2021, we had borrowings outstanding under the credit facility totaling $230.0 million that carried a weighted average interest rate of 2.7% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate as of December 31, 2021 would have a $0.3 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2020, we had borrowings outstanding under the credit facility totaling $200.0 million that carried a weighted average interest rate of 2.5%, including the impact of the interest rate swaps. As of December 31, 2020, these variable rate borrowings were fully hedged against changes in interest rates by the interest rate swaps, which have a notional amount of $200.0 million. A hypothetical 100 basis point change in the interest rate would have no impact on our pretax income, on an annualized basis, including the effect of the interest rate swaps.
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
We also have exposure to changes in interest rates associated with the promissory note assumed on June 30, 2017 in connection with our purchase of an aircraft, which has variable interest rates tied to LIBOR. At December 31, 2021, the outstanding principal amount of the promissory note was $2.8 million and carried an interest rate of 2.1%. A hypothetical 100 basis point change in this interest rate would not have a material effect on our pretax income. At December 31, 2020 the outstanding principal amount of the promissory note was $3.3 million and carried an interest rate of 2.1%. A hypothetical 100 basis point change in the interest rate as of December 31, 2020 would not have had a material effect on our pretax income. In the first quarter of 2022, we completed the sale of the aircraft to a third-party and used a portion of the sale proceeds to pay the remaining principal and unpaid interest on the promissory note. As a result of the sale, we no longer own any aircraft.
In 2017, the Financial Conduct Authority (FCA) in the U.K. announced that it would phase out LIBOR as a benchmark rate by the end of 2021. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain LIBOR tenors (including all U.S. Dollar LIBOR tenors other than one-week and two-month U.S. Dollar LIBOR tenors) to June 30, 2023, after which LIBOR reference rates will cease to be provided. Our Amended Credit Agreement and interest rate swap agreements provide for any transitions away from LIBOR to a successor rate to be based on prevailing or equivalent standards.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we concluded that we do not have material market risk exposure.
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2021, the fair value of the investment was $65.9 million, with a total cost basis of $40.9 million. At December 31, 2020, the fair value of the investment was $64.4 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in Medically Home Group, Inc. (“Medically Home”), a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of December 31, 2021 and 2020, the carrying value of the investment was $6.7 million, with a total cost basis of $5.0 million. Following our purchase, we have not identified any impairment of our investment.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Company’s Consolidated Financial Statements and supplementary data begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers, Promoters and Control Persons
The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by May 2, 2022 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”
Compliance with Section 16(a) of the Exchange Act
The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Delinquent Section 16(a) Reports.”

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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information with respect to equity compensation plans approved by shareholders as of December 31, 2021. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders:
2004 Omnibus Stock Plan (1)	10,805	$38.18	—
2012 Omnibus Incentive Plan (2)	81,785	$47.32	1,180,121
Stock Ownership Participation Program (3)	—	N/A	283,206
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	92,590	$46.25	1,463,327
(1)Our 2004 Omnibus Stock Plan was approved by the existing shareholders prior to our initial public offering. Upon adoption of the 2012 Omnibus Incentive Plan, we terminated the 2004 Omnibus Stock Plan with respect to future awards and no further awards will be granted under this plan.
(2)Our 2012 Omnibus Incentive Plan was approved by our shareholders at our annual meeting held on May 1, 2012. Subsequent to the initial approval and through December 31, 2021, our shareholders have approved amendments to the 2012 Omnibus Incentive Plan to increase the number of shares authorized for issuance to 4.6 million shares, in the aggregate.
(3)Our Stock Ownership Participation Program was approved by our shareholders at our annual meeting held on May 1, 2015. Subsequent to the initial approval and through December 31, 2021, our shareholders have approved amendments to the Stock Ownership Participation Program to increase the number of shares authorized for issuance to 0.7 million shares, in the aggregate.

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
3.Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.			10-K	12/31/2004	3.1	2/16/2005
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.			8-K		3.1	10/28/2015
4.1	Specimen Stock Certificate.			S-1 (File No. 333- 115434)		4.1	10/5/2004
4.2	Description of Securities.			10-K	12/31/2019	4.2	2/26/2020
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).			S-1 (File No. 333- 115434)		10.1	10/5/2004
10.2*	Amended and Restated Huron Consulting Group Inc. 2004 Omnibus Stock Plan.			S-8		10.1	5/5/2010
10.3*	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.			10-K	12/31/2008	10.12	2/24/2009
10.4*	Senior Management Agreement by and between Huron Consulting Group Inc. and John D. Kelly.			8-K		10.1	1/6/2017
10.5*	Amended and Restated Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth.			8-K		10.2	1/6/2017
10.6*	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.			8-K		10.3	1/6/2017
10.7	First Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated August 23, 2004.			10-K	12/31/2012	10.17	2/21/2013
10.8	Second Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated March 14, 2007.			10-K	12/31/2012	10.18	2/21/2013
10.9	Third Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated April 2, 2010.			10-K	12/31/2012	10.19	2/21/2013
10.10	Fourth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 31, 2012.			8-K		10.1	1/4/2013

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.11†	Fifth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 1, 2013.			10-K	12/31/2019	10.13	2/26/2020
10.12	Sixth Amendment to Lease by and between Huron Consulting Services LLC and Onni Van Buren Chicago LLC, dated October 3, 2019.			8-K		10.1	10/16/2019
10.13*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement.			10-K	12/31/2012	10.20	2/21/2013
10.14*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Performance Stock Unit Agreement.			10-K	12/31/2014	10.32	2/24/2015
10.15*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Stock Option Agreement.			10-K	12/31/2014	10.33	2/24/2015
10.16*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan NEO Performance Stock Unit Agreement.			10-K	12/31/2014	10.34	2/24/2015
10.17	Second Amended and Restated Credit Agreement, dated as of March 31, 2015, among Huron Consulting Group Inc., as Borrower, certain subsidiaries as Guarantors, the Lenders Party Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, Bank of Montreal and Key Bank National Association as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers.			8-K		10.1	4/2/2015
10.18	Second Amended and Restated Security Agreement, dated as of March 31, 2015.			8-K		10.2	4/2/2015
10.19	Second Amended and Restated Pledge Agreement, dated as of March 31, 2015.			8-K		10.3	4/2/2015
10.20*	Huron Consulting Group Inc. Stock Ownership Participation Program, as amended effective December 1, 2020.			10-K	12/31/2020	10.23	2/23/2021
10.21*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated effective February 13, 2020.			10-K	12/31/2019	10.34	2/26/2020
10.22	Amendment No. 1 of the Second Amended and Restated Credit Agreement, dated as of February 28, 2017, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	3/6/2017
10.23	Amendment No. 2 of the Second Amended and Restated Credit Agreement, dated as of October 24, 2017, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			10-Q	9/30/2017	10.1	11/1/2017
10.24	Amendment No. 3 of the Credit Agreement, dated as of March 23, 2018, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	3/29/2018

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.25	Amendment No. 4 of the Credit Agreement, the Pledge Agreement and the Security Agreement, dated as of September 27, 2019, by and among Huron Consulting Group Inc., as Borrower, certain subsidiaries, as Guarantors, and Bank of America, N.A., as Administrative Agent for and on behalf of the Lenders.			8-K		10.1	10/3/2019
10.26*	Senior Management Agreement by and between Huron Consulting Group Inc. and Ernest W. Torain, Jr.			10-Q	3/31/2020	10.1	4/30/2020
10.27*	Amendment to the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan.			DEF 14A		Appendix A	3/26/2020
10.28*	Form of Retention Bonus Agreement			8-K		10.1	4/14/2021
10.29*	Amendment to the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan.			DEF 14A		Appendix A	3/26/2021
10.30*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Unit Agreement			10-Q	9/30/2021	10.1	11/2/2021
21.1	List of Subsidiaries of Huron Consulting Group Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.
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

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ JAMES H. ROTH	Chief Executive Officer and Director	2/24/2022
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

Signature	Title	Date

/s/ JAMES H. ROTH	Chief Executive Officer and Director (Principal Executive Officer)	2/24/2022
James H. Roth

/s/ JOHN F. MCCARTNEY	Non-Executive Chairman of the Board	2/24/2022
John F. McCartney

/s/ JOHN D. KELLY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	2/24/2022
John D. Kelly

/s/ H. EUGENE LOCKHART	Director	2/24/2022
H. Eugene Lockhart

/s/ HUGH E. SAWYER	Director	2/24/2022
Hugh E. Sawyer

/s/ EKTA SINGH-BUSHELL	Director	2/24/2022
Ekta Singh-Bushell

/s/ DEBRA ZUMWALT	Director	2/24/2022
Debra Zumwalt

HURON CONSULTING GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huron Consulting Group Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and other comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Fixed-Fee and Healthcare Performance-Based Billing Arrangements
As described in Notes 2 and 19 to the consolidated financial statements, in fixed-fee billing arrangements, which accounted for $400.1 million of revenues for the year ended December 31, 2021, the Company agrees to a pre-established fee in exchange for a predetermined set of professional services. As disclosed by management, under fixed-fee arrangements, revenues are recognized based upon work completed to date versus management’s estimates of the total services to be provided under the engagement. Additionally, the Company’s Healthcare practice enters into performance-based billing arrangements whereby fees are tied to the attainment of contractually defined objectives, as a result of adopting the Company’s recommendations, which accounted for $73.4 million of revenues for the year ended December 31, 2021. Under performance-based billing arrangements, revenue is recognized based on an estimate of variable consideration and work completed to date versus the estimates of the total services to be provided under the engagement. Variable consideration is estimated based on a probability-weighted assessment of the fees to be earned, net of a constraint to limit the amount that could be reversed when the uncertainty is resolved.
The principal considerations for our determination that performing procedures relating to revenue recognition under fixed-fee and Healthcare performance-based billing arrangements is a critical audit matter are the significant judgments by management when developing the estimates of revenue to be recognized for these billing arrangements, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to work completed to date versus management’s estimates of the total services to be provided for fixed-fee and performance-based billing arrangements and the probability of attaining contractually defined objectives in performance-based billing arrangements.
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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 24, 2022

We have served as the Company's auditor since 2002.

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$20,781	$67,177
Receivables from clients, net of allowances of $8,827 and $7,680, respectively	122,316	87,687
Unbilled services, net of allowances of $2,637 and $2,603, respectively	91,285	53,959
Income tax receivable	8,071	5,121
Prepaid expenses and other current assets	15,229	16,569
Total current assets	257,682	230,513
Property and equipment, net	31,004	29,093
Deferred income taxes, net	1,804	4,191
Long-term investments	72,584	71,030
Operating lease right-of-use assets	35,311	39,360
Other non-current assets	68,191	62,068
Intangible assets, net	31,894	20,483
Goodwill	620,879	594,237
Total assets	$1,119,349	$1,050,975
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,621	$648
Accrued expenses and other current liabilities	22,519	14,874
Accrued payroll and related benefits	139,131	133,830
Current maturities of long-term debt	559	499
Current maturities of operating lease liabilities	10,142	8,771
Deferred revenues	19,212	28,247
Total current liabilities	205,184	186,869
Non-current liabilities:
Deferred compensation and other liabilities	43,458	47,131
Long-term debt, net of current portion	232,221	202,780
Operating lease liabilities, net of current portion	54,313	61,825
Deferred income taxes, net	12,273	428
Total non-current liabilities	342,265	312,164
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 24,364,814 and 25,346,916 shares issued, respectively	239	246
Treasury stock, at cost, 2,495,172 and 2,584,119 shares, respectively	(135,969)	(129,886)
Additional paid-in capital	413,794	454,512
Retained earnings	276,996	214,009
Accumulated other comprehensive income	16,840	13,061
Total stockholders’ equity	571,900	551,942
Total liabilities and stockholders’ equity	$1,119,349	$1,050,975
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues and reimbursable expenses:
Revenues	$905,640	$844,127	$876,757
Reimbursable expenses	21,318	26,887	88,717
Total revenues and reimbursable expenses	926,958	871,014	965,474
Direct costs and reimbursable expenses (exclusive of depreciation and amortization shown in operating expenses):
Direct costs	636,776	592,428	575,602
Amortization of intangible assets and software development costs	3,803	5,366	5,375
Reimbursable expenses	21,369	26,918	88,696
Total direct costs and reimbursable expenses	661,948	624,712	669,673
Operating expenses and other losses (gains), net:
Selling, general and administrative expenses	177,886	170,686	203,071
Restructuring charges	12,401	20,525	1,855
Litigation and other losses (gains)	198	(150)	(1,196)
Depreciation and amortization	21,686	24,277	28,365
Goodwill impairment charges	—	59,816	—
Total operating expenses and other losses (gains), net	212,171	275,154	232,095
Operating income (loss)	52,839	(28,852)	63,706
Other income (expense), net:
Interest expense, net of interest income	(8,150)	(9,292)	(15,648)
Other income, net	35,347	4,271	4,433
Total other income (expense), net	27,197	(5,021)	(11,215)
Income (loss) from continuing operations before taxes	80,036	(33,873)	52,491
Income tax expense (benefit)	17,049	(10,155)	10,512
Net income (loss) from continuing operations	62,987	(23,718)	41,979
Loss from discontinued operations, net of tax	—	(122)	(236)
Net income (loss)	$62,987	$(23,840)	$41,743
Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$2.94	$(1.08)	$1.91
Loss from discontinued operations, net of tax	—	(0.01)	(0.01)
Net income (loss)	$2.94	$(1.09)	$1.90
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$2.89	$(1.08)	$1.87
Loss from discontinued operations, net of tax	—	(0.01)	(0.02)
Net income (loss)	$2.89	$(1.09)	$1.85
Weighted average shares used in calculating earnings per share:
Basic	21,439	21,882	21,993
Diluted	21,809	21,882	22,507
Comprehensive income (loss):
Net income (loss)	$62,987	$(23,840)	$41,743
Foreign currency translation adjustments, net of tax	(925)	348	99
Unrealized gain (loss) on investment, net of tax	1,169	1,323	(702)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	3,535	(3,546)	(956)
Other comprehensive income (loss)	3,779	(1,875)	(1,559)
Comprehensive income (loss)	$66,766	$(25,715)	$40,184
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	24,418,252	$244	(2,671,962)	$(124,794)	$452,573	$196,106	$16,495	$540,624
Comprehensive income (loss)						41,743	(1,559)	40,184
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	347,589	4	20,171	1,828	(1,832)			—
Exercise of stock options	47,904	1			1,243			1,244
Share-based compensation					22,854			22,854
Shares redeemed for employee tax withholdings			(111,511)	(5,382)				(5,382)
Other capital contributions					160			160
Share repurchases	(210,437)	(2)			(14,217)			(14,219)
Balance at December 31, 2019	24,603,308	$247	(2,763,302)	$(128,348)	$460,781	$237,849	$14,936	$585,465
Comprehensive loss						(23,840)	(1,875)	(25,715)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	342,311	3	87,155	6,365	(6,368)			—
Exercise of stock options	40,400	—			1,003			1,003
Share-based compensation					24,998			24,998
Shares redeemed for employee tax withholdings			(136,749)	(7,903)				(7,903)
Share repurchases	(425,164)	(4)			(25,902)			(25,906)
Balance at December 31, 2020	24,560,855	$246	(2,812,896)	$(129,886)	$454,512	$214,009	$13,061	$551,942
Comprehensive income						62,987	3,779	66,766
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	475,250	5	101,236	4,020	(4,025)			—
Exercise of stock options	23,403	—			804			804
Purchase of business	74,671	1			3,322			3,323
Share-based compensation					23,971			23,971
Shares redeemed for employee tax withholdings			(197,189)	(10,103)				(10,103)
Share repurchases	(1,265,261)	(13)			(64,790)			(64,803)
Balance at December 31, 2021	23,868,918	$239	(2,908,849)	$(135,969)	$413,794	$276,996	$16,840	$571,900
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$62,987	$(23,840)	$41,743
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,978	30,222	34,405
Non-cash lease expense	6,967	7,763	8,397
Lease impairment charges	—	13,217	805
Share-based compensation	25,857	24,081	24,213
Amortization of debt discount and issuance costs	794	793	8,264
Goodwill impairment charges	—	59,816	—
Allowances for doubtful accounts	13	1,050	250
Deferred income taxes	12,480	(9,859)	8,795
(Gain) loss on sales of businesses, excluding transaction costs	(32,824)	1,603	—
Change in fair value of contingent consideration liabilities	173	—	(1,506)
Change in fair value of preferred stock investment	—	(1,667)	—
Other, net	(421)	(25)	(789)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in receivables from clients, net	(39,845)	33,051	(10,123)
(Increase) decrease in unbilled services, net	(38,820)	18,876	(10,269)
(Increase) decrease in current income tax receivable / payable, net	(2,723)	(3,662)	4,442
(Increase) decrease in other assets	(2,670)	(11,972)	(144)
Increase (decrease) in accounts payable and accrued liabilities	10,394	(7,786)	(6,884)
Increase (decrease) in accrued payroll and related benefits	(2,636)	(1,169)	30,339
Increase (decrease) in deferred revenues	(7,717)	6,246	282
Net cash provided by operating activities	17,987	136,738	132,220
Cash flows from investing activities:
Purchases of property and equipment	(10,871)	(8,125)	(13,240)
Investment in life insurance policies	(1,245)	(2,462)	(4,703)
Purchases of businesses, net of cash acquired	(44,819)	(8,701)	(2,500)
Purchases of investment securities	—	(13,000)	(5,000)
Capitalization of internally developed software	(4,889)	(8,272)	(10,312)
Proceeds from sale of property and equipment	408	25	753
Divestitures of businesses, net of cash sold	41,273	(1,499)	—
Net cash used in investing activities	(20,143)	(42,034)	(35,002)
Cash flows from financing activities:
Proceeds from exercises of stock options	804	1,003	1,244
Shares redeemed for employee tax withholdings	(10,103)	(7,903)	(5,382)
Share repurchases	(64,612)	(27,141)	(12,985)
Proceeds from bank borrowings	235,000	283,000	347,000
Repayments of bank borrowings	(205,499)	(288,574)	(192,515)
Repayment of convertible notes	—	—	(250,000)
Payments for debt issuance costs	—	—	(1,524)
Payments for contingent consideration liabilities	—	—	(4,674)
Net cash used in financing activities	(44,410)	(39,615)	(118,836)
Effect of exchange rate changes on cash	170	484	115
Net increase (decrease) in cash and cash equivalents	(46,396)	55,573	(21,503)
Cash and cash equivalents at beginning of the period	67,177	11,604	33,107
Cash and cash equivalents at end of the period	$20,781	$67,177	$11,604
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable, accrued expenses and accrued payroll and related benefits	$4,733	$1,178	$2,600
Contingent consideration related to purchases of businesses	$1,800	$1,770	$—
Common stock issued related to purchase of business	$3,323	$—	$—
Share repurchases included in accounts payable	$191	$—	$1,234
Cash paid during the year for:
Interest	$7,976	$8,309	$7,971
Income taxes	$8,449	$4,721	$1,429
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

1. Description of Business

Huron is a global consultancy that collaborates with clients to drive strategic growth, ignite innovation and navigate constant change. Through a combination of strategy, expertise and creativity, we help clients accelerate operational, digital and cultural transformation, enabling the change our clients need to own their future. By embracing diverse perspectives, encouraging new ideas and challenging the status quo, Huron delivers sustainable results for the organizations it serves.
We provide our services and manage our business under three operating segments: Healthcare, Business Advisory, and Education. See Note 19 “Segment Information” for a discussion of our three segments.
Effective January 1, 2022, we modified our operating model to expand and more deeply integrate our industry expertise with our digital, strategic and financial advisory capabilities. The new operating model will strengthen Huron’s go-to-market strategy, drive efficiencies that support margin expansion, and position the company to accelerate growth.
To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we will begin reporting under the following three industries, which will be our reportable segments: Healthcare, Education and Commercial. The Commercial segment will include all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment will include all revenue and costs associated with engagements delivered in the respective industry segments. The new Healthcare and Education segments will include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment will include some revenue and costs historically reported in the Education segment. We will also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. These changes will create greater transparency for investors by improving visibility into the core drivers of our business. While our consolidated results will not be impacted, we will recast our historical segment information during 2022 for consistent presentation.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements reflect the financial position at December 31, 2021 and 2020, and the results of operations and cash flows for the years ended December 31, 2021, 2020, and 2019.
The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
During the first quarter of 2021, we identified an error on our previously reported consolidated balance sheet as of December 31, 2020 related to the classification between receivables from clients, unbilled services, and deferred revenues. Our consolidated balance sheet as of December 31, 2020 has been revised to reflect the correction of this error. The results of this correction on our consolidated balance sheet were a decrease in unbilled services of $7.2 million, an increase in receivables from clients of $0.7 million, and a decrease in deferred revenues of $6.5 million. This error had no impact on our consolidated statement of operations and other comprehensive income and consolidated statements of cash flows for any current or prior period. We evaluated the materiality of this error from both quantitative and qualitative perspectives and concluded that the impact of the error was not material to the financial statements for the year ended December 31, 2020.
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
Capitalized Sales Commissions
Sales commissions earned by our sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions with an expected amortization period greater than one year are deferred and amortized on a straight-line basis over the period of the associated contract. We elected to apply the practical expedient to expense sales commissions as incurred when the expected amortization period is one year or less. Amortization expense is recorded to direct costs. During the years ended December 31, 2021, 2020, and 2019, we amortized $0.4 million, $0.4 million, and $0.3 million, respectively, of capitalized sales commissions. Unamortized sales commissions were $0.6 million and $0.7 million as of December 31, 2021 and 2020, respectively.
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
We classified the convertible debt investment in Shorelight as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. The investment is carried at fair value with unrealized holding gains and losses reported in other comprehensive income. If the investment is in an unrealized loss position due to significant credit deterioration of the investee, we recognize an allowance to decrease the carrying value of the investment to the fair value, which may be reversed in the event that the credit of an issuer improves. In the event there are realized gains and losses or credit allowances recognized, we will record the amount in earnings. We have not recognized any credit allowance on our convertible debt investment or realized gains or losses as of December 31, 2021. See Note 13 “Fair Value of Financial Instruments” for additional information on our convertible debt investment.
We classified the preferred stock investment in Medically Home as an equity security without a readily determinable value at the time of purchase and reevaluate such classification as of each balance sheet date. We elected to apply the measurement alternative at the time of purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in Medically Home. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. Following our purchase, we have not identified any impairment of our investment. See Note 13 “Fair Value of Financial Instruments” for additional information on our preferred stock investment and the unrealized gain recognized in 2020.
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
Leases
We determine if an arrangement contains a lease and the classification of such lease at inception. As of December 31, 2021 and 2020, all of our material leases are classified as operating leases; we have not entered into any material finance leases. For all operating leases with an initial term greater than 12 months, we recognize an operating lease right-of-use (“ROU”) asset and operating lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Development costs related to software products that will be sold, leased, or otherwise marketed are expensed until technological feasibility has been established. Thereafter, and until the software is available for general release to customers, these software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. These capitalized development costs are amortized in proportion to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We did not capitalize any development costs for this type of software during 2021 or 2020.
We classify capitalized software development costs, which primarily relate to cloud computing applications and software for internal use, as other non-current assets on our consolidated balance sheet. As of December 31, 2021, gross capitalized software development costs and related accumulated amortization was $33.6 million and $15.6 million, respectively. As of December 31, 2020, gross capitalized software development costs and related accumulated amortization was $28.5 million and $10.6 million, respectively. During the years ended December 31, 2021, 2020, and 2019, we amortized $5.2 million, $4.7 million, and $3.0 million, respectively, of capitalized software development costs.
Implementation Costs Incurred in a Cloud Computing Arrangement
We incur costs to implement cloud computing arrangements that are service contracts. We capitalize certain costs associated with the implementation of the cloud computing arrangements, including employee payroll and related benefits and third party consulting costs, incurred during the application development stage of a project. These costs are amortized on a straight-line basis over the term of the hosting service contracts, including renewal periods we are reasonably certain to exercise, and recognized as a component of selling, general and administrative expenses on our consolidated statement of operations. As of December 31, 2021 gross capitalized implementation costs incurred in a cloud computing arrangement and related accumulated amortization were $6.5 million and $0.9 million, respectively. As of December 31, 2020, gross capitalized implementation costs incurred in a cloud computing arrangement were $5.4 million, which began amortizing in January 2021. Our capitalized implementation costs primarily relate to the implementation of a new enterprise resource planning (“ERP”) system during 2020 and 2021. In January 2021, we successfully went live with the new ERP system, and we continue to progress with additional functionality and integrations as scheduled. These capitalized costs are included as a component of prepaid expenses and other current assets and other non-current assets on our consolidated balance sheet.
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
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, right-of-use assets, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. We evaluate the recoverability of long-lived assets based on forecasted undiscounted cash flows. See Note 5 “Leases” and Note 11 “Restructuring Charges” for information on our operating lease right-of-use asset and fixed asset impairment charges recorded in 2020 and 2019. No material impairment charges for other long-lived assets were recorded in 2021, 2020, or 2019.
Goodwill
For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. We are required to test goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. As of December 31, 2021, we have five reporting units: Healthcare, Education, Business Advisory, Enterprise Solutions and Analytics, and Strategy and Innovation. The Business Advisory, Enterprise Solutions and

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Analytics, and Strategy and Innovation reporting units make up our Business Advisory operating segment. During the fourth quarter of 2021, we completed the divestiture of our Life Sciences business, which was a reporting unit within the Business Advisory segment.
We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis.
Pursuant to our policy, we performed the annual goodwill impairment test as of November 30, 2021 and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred, or any circumstances have changed since November 30, 2021 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2021, we determined that no indications of impairment have arisen since our annual goodwill impairment test. In 2020, we performed two goodwill impairment tests: an interim impairment test on our Strategy and Innovation and Life Sciences reporting units in the first quarter of 2020 and the annual impairment test on all reporting units with a goodwill balance in the fourth quarter of 2020. As a result of the interim impairment test performed in the first quarter of 2020, we recorded total non-cash pretax goodwill impairment charges of $59.8 million. We did not identify any additional impairments during our annual impairment test performed in the fourth quarter of 2020. No goodwill impairment charges were recorded in 2019. See Note 4 “Goodwill and Intangible Assets” for additional information on our interim and annual goodwill impairment tests, and the non-cash goodwill impairment charges recorded in 2020.
Business Combinations
We use the acquisition method of accounting for business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Upon our adoption of Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which we retrospectively applied to all acquisitions in 2021, contract assets and contract liabilities acquired are recorded at their carrying value under Topic 606: Revenue from Contracts with Customers. Prior to adoption of ASU 2021-08, contract assets and contract liabilities were recognized at their estimated fair values as of the acquisition date. All other assets tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net value of tangible and intangible assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. Refer to Note 3 “Acquisitions and Divestitures” for additional information on our business acquisitions and refer to Note 13 “Fair Value of Financial Instruments” for additional information regarding our contingent acquisition liability balances.
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
Sponsorship and Advertising Costs
Sponsorship and advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2021, 2020, and 2019 totaled $4.3 million, $4.1 million, and $8.4 million, respectively, and are a component of selling, general and administrative expenses on our consolidated statement of operations.
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
Foreign currency transaction gains and losses are included in other income, net on the consolidated statement of operations. We recognized $0.4 million of foreign currency transaction losses in 2021, less than $0.1 million of foreign currency transaction gains in 2020, and $0.2 million of foreign currency transaction losses in 2019.
Segment Reporting
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. As of December 31, 2021, our chief operating decision maker manages the business under three operating segments, which are our reportable segments: Healthcare, Business Advisory, and Education. See Note 19 "Segment Information" for additional information on the segment reorganization effective in the first quarter of 2022.
New Accounting Pronouncements
Recently Adopted
In January 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-01, Investments - Equity Securities (Topic 321) - Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purpose of applying the measurement alternative in accordance with Topic 321. We elected to early adopt ASU 2020-10 effective January 1, 2021, which did not have any impact on our consolidated financial statements.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. ASU 2020-10 situates all disclosure guidance within the appropriate disclosure section of the Codification and makes other improvements and technical corrections to the Codification. We adopted ASU 2020-10 effective January 1, 2021, which did not have any impact on our consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments of this ASU require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. We elected to early adopt ASU 2021-08 in the fourth quarter of 2021 on a retrospective basis for all 2021 acquisitions, which had no impact on our consolidated financial statements.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
3. Acquisitions and Divestitures
Acquisitions
2021
Unico Solution, Inc.
On February 1, 2021, we completed the acquisition of Unico Solution, Inc. (“Unico Solutions”), a data strategy and technology consulting firm focused on helping clients enhance the use of their data to speed business transformation and accelerate cloud adoption. The acquisition expands our cloud-based technology offerings within the Business Advisory segment. The results of operations of Unico Solutions are included in our consolidated financial statements and results of operations of our Business Advisory segment from the date of acquisition.
Bad Rabbit, Inc.
On October 1, 2021 we completed the acquisition of the research administration software services team of Bad Rabbit, Inc. (“Bad Rabbit”). The results of operations of Bad Rabbit are included in our consolidated financial statements and results of operations of our Education segment from the date of acquisition.
Whiteboard Communications Ltd.
On December 1, 2021, we completed the acquisition of Whiteboard Communications Ltd. (“Whiteboard”), a student enrollment advisory firm that helps colleges and universities with recruitment initiatives and financial aid strategies. The results of operations of Whiteboard are included in our consolidated financial statements and results of operations of our Education segment from the date of acquisition.
Perception Health, Inc.
On December 31, 2021, we completed the acquisition of Perception Health, Inc. (“Perception Health”), a healthcare predictive analytics company focused on bringing data sources together for improved clinical and business decision-making. The results of operations of Perception Health will be included in our consolidated financial statements and results of operations of our Healthcare segment beginning January, 1, 2022.
The acquisitions of Unico Solutions, Bad Rabbit, Whiteboard and Perception Health are not significant to our consolidated financial statements individually or in the aggregate as of and for the year ended December 31, 2021. These acquisition were accounted for using the acquisition method of accounting. Contract assets and contract liabilities are recorded at their carrying value under Topic 606: Revenue from Contracts with Customers as we adopted ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers in the fourth quarter of 2021. All other tangible and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The current acquisition date values of assets acquired and liabilities assumed of the Whiteboard and Perception Health acquisitions are considered preliminary and are based on the information that was available as of the dates of the acquisitions. We believe that the information provides a reasonable basis for estimating the preliminary values of assets acquired and liabilities assumed but certain items, such as the intangible assets valuations and the working capital adjustments, among other things, may be subject to change as additional information is received. Thus, the provisional measurements of assets acquired, including goodwill, and liabilities assumed related to the Whiteboard and Perception Health acquisitions are subject to change. We expect to finalize the valuations as soon as practicable, but not later than one year from the acquisition dates.
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
In 2019, we completed the acquisition of an immaterial business in our Education segment. The results of operations of the acquired business is included in our consolidated financial statements and results of operations of our Education segment from the date of acquisition.
Divestitures
2021
Life Sciences
On November 1, 2021, we completed the divestiture of our Life Sciences business, a reporting unit within our Business Advisory segment to a third-party. In connection with the sale, we recorded a $31.5 million pre-tax gain which is included in other income, net on our consolidated statement of operations. The Life Sciences business was not significant to our consolidated financial statements and did not qualify as a discontinued operation for reporting under GAAP. For the ten months ended October 31, 2021, this business generated $16.7 million of revenues.
2020
U.K. Life Sciences Drug Safety Practice
On December 30, 2020, we sold our U.K. life sciences drug safety business that was part of the Life Sciences reporting unit to former employees. In connection with the sale, we recorded a $1.5 million loss which is included in other income, net on our consolidated statement of operations. The U.K. life sciences drug safety practice was not significant to our consolidated financial statements and did not meet the criteria for reporting separately as discontinued operations. In 2020, this business generated $2.3 million of revenues.
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2021 and 2020.

	Healthcare	Business Advisory	Education	Total
Balance as of December 31, 2019:
Goodwill	$636,810	$302,057	$103,889	$1,042,756
Accumulated impairment losses	(208,081)	(187,995)	—	(396,076)
Goodwill, net as of December 31, 2019	$428,729	$114,062	$103,889	$646,680
Goodwill recorded in connection with a business combination (1)	—	7,507	495	8,002
Goodwill impairment charges	—	(59,816)	—	(59,816)
Foreign currency translation	—	(629)	—	(629)
Balance as of December 31, 2020:
Goodwill	636,810	308,935	104,384	1,050,129
Accumulated impairment losses	(208,081)	(247,811)	—	(455,892)
Goodwill, net as of December 31, 2020	$428,729	$61,124	$104,384	$594,237
Goodwill recorded in connection with business combinations (1)	6,141	3,315	17,186	26,642
Balance as of December 31, 2021:
Goodwill	642,951	312,250	121,570	1,076,771
Accumulated impairment losses	(208,081)	(247,811)	—	(455,892)
Goodwill, net as of December 31, 2021:	$434,870	$64,439	$121,570	$620,879
(1)    See Note 3 “Acquisitions and Divestitures” for additional information on business combinations completed in 2021 and 2020.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
2021 Annual Goodwill Impairment Test
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2021 for our five reporting units with goodwill balances: Healthcare, Education, Business Advisory, Strategy and Innovation, and Enterprise Solutions and Analytics. We performed a qualitative assessment over all reporting units to determine if it was more likely than not the respective fair values of these reporting units were less than their carrying amounts, including goodwill.
For our qualitative assessment, we considered the most recent quantitative analysis performed for each reporting unit, which was as of November 30, 2020, including the key assumptions used within that analysis, the indicated fair values, and the amount by which those fair values exceeded their carrying amounts. One of the key assumptions used within the prior quantitative analysis was our internal financial projections; therefore, we considered the actual performance of each reporting unit during 2021 compared to the internal financial projections used, as well as specific outlooks for each reporting unit based on our most recent internal financial projections. We also considered the market-based valuation multiples used in the market approach within our prior quantitative analysis, which were derived from guideline companies, and noted that the valuation multiples generally increased over the past year. We also reviewed the current carrying value of each reporting unit in comparison to the carrying values as of the prior quantitative analysis. In addition, we considered various factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events, that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our assessments, we determined that it was more likely than not that the fair values for each of our reporting units exceeded their respective carrying amounts. As such, the goodwill for our reporting units was not considered impaired as of November 30, 2021, and a quantitative goodwill impairment analysis was not necessary.
Further, we evaluated whether any events have occurred or any circumstances have changed since November 30, 2021 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2021, we determined that no indications of impairment have arisen since our annual goodwill impairment test.
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
Intangible Assets
Intangible assets as of December 31, 2021 and 2020 consisted of the following:

		As of December 31,
		2021		2020
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$75,908	$53,421	$73,629	$56,232
Trade names	6	6,000	5,148	6,130	4,287
Technology and software	2 to 5	13,330	5,607	5,800	5,380
Non-competition agreements	4 to 5	2,020	1,347	2,090	1,541
Customer contracts	1	260	101	800	526
Total		$97,518	$65,624	$88,449	$67,966
In connection with the divestiture of our Life Sciences business within our Business Advisory segment in 2021, we included $2.1 million of intangible assets in the calculation of the gain on sale recognized in other income (loss) on our consolidated statement of operations. The $2.1 million of intangible assets represents the carrying value of the Life Sciences customer relationships intangible asset as of the closing date.
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
Intangible assets amortization expense was $9.3 million, $12.7 million, and $17.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. The table below sets forth the estimated annual amortization expense for each of the five succeeding years for the intangible assets recorded as of December 31, 2021.

Year Ending December 31,	Estimated Amortization Expense
2022	$10,670
2023	$7,481
2024	$4,263
2025	$3,178
2026	$2,271
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Leases
We lease office space, data centers and certain equipment under operating leases expiring on various dates through 2029, with various renewal options that can extend the lease terms by one to ten years. Our operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and operating expenses. We exclude these variable payments from the measurements of our lease liabilities and expense them as incurred. We elected the practical expedient to combine lease and nonlease components. No lease agreements contain any residual value guarantees or

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
material restrictive covenants. As of December 31, 2021, we have not entered into any material finance leases. We sublease certain office spaces to third parties resulting from restructuring activities in certain locations.
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
Additional information on our operating leases as of December 31, 2021 and 2020 follows.

	As of December 31,
Balance Sheet	2021	2020
Operating lease right-of-use assets	$35,311	$39,360

Current maturities of operating lease liabilities	$10,142	$8,771
Operating lease liabilities, net of current portion	54,313	61,825
Total lease liabilities	$64,455	$70,596

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Year Ended December 31,
Lease Cost	2021	2020	2019
Operating lease cost	$9,755	$11,045	$11,883
Short-term leases (1)	225	229	322
Variable lease costs	3,765	1,693	3,656
Sublease income	(1,660)	(1,973)	(2,638)
Net lease cost (2)(3)	$12,085	$10,994	$13,223
(1)Includes variable lease costs related to short-term leases.
(2)Net lease cost includes $2.6 million, $0.3 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, recorded as restructuring charges as they relate to vacated office spaces. See Note 11 “Restructuring Charges” for additional information on our vacated office spaces.
(3)Net lease cost includes $0.2 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively, related to vacated office spaces directly related to discontinued operations.
The table below summarizes the remaining expected lease payments under our operating leases as of December 31, 2021.

Future Lease Payments	December 31, 2021
2022	$12,575
2023	12,352
2024	11,648
2025	11,345
2026	10,522
Thereafter	14,462
Total operating lease payments	$72,904
Less: imputed interest	(8,449)
Present value of operating lease liabilities	$64,455

	Year Ended December 31,
Other Information	2021	2020	2019
Cash paid for operating lease liabilities	$12,573	$11,307	$13,902
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,960	$1,456	$12,842

Weighted average remaining lease term - operating leases	6.1 years	7.0 years	7.7 years
Weighted average discount rate - operating leases	4.1%	4.3%	4.3%
6. Property and Equipment, Net
Depreciation expense for property and equipment was $11.0 million, $12.2 million, and $13.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020 and 2019, we recognized an additional $0.4 million, $0.6 million, and $0.5 million, respectively, of accelerated depreciation expense for fixed assets related to vacated office spaces. This accelerated depreciation expense is included as a component of restructuring charges. See Note 11 “Restructuring Charges” for additional

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
information on our restructuring charges incurred in 2021, 2020 and 2019. Property and equipment, net at December 31, 2021 and 2020 consisted of the following:

	As of December 31,
	2021	2020
Computers, related equipment, and software	$33,682	$27,943
Leasehold improvements	40,336	39,952
Furniture and fixtures	12,023	14,126
Aircraft	6,800	7,667
Assets under construction	1,113	502
Property and equipment	93,954	90,190
Accumulated depreciation and amortization	(62,950)	(61,097)
Property and equipment, net	$31,004	$29,093
In the first quarter of 2022, we completed the sale of the aircraft to a third-party. As a result of the sale, we no longer own any aircraft.

7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	As of December 31,
	2021	2020
Senior secured credit facility	$230,000	$200,000
Promissory note due 2024	2,780	3,279
Total long-term debt	$232,780	$203,279
Current maturities of long-term debt	(559)	(499)
Long-term debt, net of current portion	$232,221	$202,780
Below is a summary of the scheduled remaining principal payments of our debt as of December 31, 2021.

Principal Payments of Long-Term Debt
2022	$559
2023	$575
2024	$231,646
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio total debt is on a gross basis and is not netted against our cash balances. At December 31, 2021, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 1.73 to 1.00 and a Consolidated Interest Coverage Ratio of 18.43 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at December 31, 2021 totaled $230.0 million. These borrowings carried a weighted average interest rate of 2.7%, including the effect of the interest rate swaps described in Note 12 “Derivative Instruments and Hedging Activity.” Borrowings outstanding under the Amended Credit Agreement at December 31, 2020 were $200.0 million and carried a weighted average interest rate of 2.5%, including the effect of the interest rate swaps. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2021, we had outstanding letters of credit totaling $0.7 million, which are primarily used as security deposits for our office facilities. As of December 31, 2021, the unused borrowing capacity under the revolving credit facility was $369.3 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed, from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. The principal balance of the promissory note is subject to scheduled monthly principal payments until the maturity date of March 1, 2024, at which time a final payment of $1.5 million, plus any accrued and unpaid interest, will be due. Under the terms of the promissory note, we pay interest on the outstanding principal amount at a rate of one month LIBOR plus 1.97% per annum. The obligations under the promissory note are secured pursuant to a Loan and Aircraft Security Agreement with Banc of America Leasing & Capital, LLC, which grants the lender a first priority security interest in the aircraft. At December 31, 2021, the outstanding principal amount of the promissory note was $2.8 million, and the aircraft had a carrying amount of $3.7 million. At December 31, 2020, the outstanding principal amount of the promissory note was $3.3 million, and the aircraft had a carrying amount of $4.4 million. In the first quarter of 2022, we completed the sale of the aircraft to a third-party and used a portion of the sale proceeds to pay the remaining principal and unpaid interest on the promissory note. As a result of the sale, we no longer own any aircraft.
8. Capital Structure
Preferred Stock
We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2021 and 2020, no such preferred stock has been approved or issued.
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
9. Revenues
For the years ended December 31, 2021, 2020 and 2019 we recognized revenues of $905.6 million, $844.1 million, and $876.8 million, respectively. Of the $905.6 million recognized in 2021, we recognized revenues of $22.9 million from obligations satisfied, or partially satisfied, in prior periods, of which $14.6 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $8.3 million was primarily due to the release of allowances on unbilled services. Of the $844.1 million recognized in 2020, we recognized revenues of $12.2 million from obligations satisfied, or partially satisfied, in prior periods, of which $7.5 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $4.7 million was primarily due to the release of allowances on unbilled services. Of the $876.8 million recognized in 2019, we recognized revenues of $2.8 million from obligations satisfied, or partially satisfied, in prior periods due to the release of allowances on unbilled services. During 2019, we recognized a $1.0 million decrease to revenues due to changes in the estimates of our variable consideration under performance-based billing arrangements.
As of December 31, 2021, we had $100.0 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude obligations under contracts with an original expected duration of one year or less, variable consideration which has been excluded from the total transaction price due to the constraint, and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $100.0 million of performance obligations, we expect to recognize approximately $55.2 million as revenue in 2022, $25.6 million in 2023, and the remaining $19.2 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events must occur, such as the completion of the measurement period or client approval in performance-based engagements, are recorded as contract assets and included within unbilled services, net. The contract asset balance as of December 31, 2021 and 2020 was $23.7 million and $17.3 million, respectively. The $6.4 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of December 31, 2021 and December 31, 2020 was $19.2 million and $28.2 million respectively. The $9.0 million decrease primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the year ended December 31, 2021, $27.6 million of revenues recognized were included in the deferred revenue balance as of December 31, 2020. For the year ended December 31, 2020, $25.1 million of revenues recognized were included in the deferred revenue balance as of December 31, 2019.

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
Earnings (loss) per share under the basic and diluted computations are as follows:

	Year Ended December 31,
	2021	2020	2019
Net income (loss) from continuing operations	$62,987	$(23,718)	$41,979
Loss from discontinued operations, net of tax	—	(122)	(236)
Net income (loss)	$62,987	$(23,840)	$41,743

Weighted average common shares outstanding—basic	21,439	21,882	21,993
Weighted average common stock equivalents	370	—	514
Weighted average common shares outstanding—diluted	21,809	21,882	22,507

Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$2.94	$(1.08)	$1.91
Loss from discontinued operations, net of tax	—	(0.01)	(0.01)
Net income (loss)	$2.94	$(1.09)	$1.90

Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$2.89	$(1.08)	$1.87
Loss from discontinued operations, net of tax	—	(0.01)	(0.02)
Net income (loss)	$2.89	$(1.09)	$1.85
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above at December 31, 2021 and 2020 were 0.1 million and 1.1 million, respectively, and related to unvested restricted stock. The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above at December 31, 2019 were 3.1 million and related to the warrants sold in conjunction with the issuance of our convertible senior notes.

As of December 31,
In November 2020, our board of directors authorized a share repurchase program (the “2020 Share Repurchase Program”) permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The 2020 Share Repurchase Program was authorized subsequent to the expiration of our prior share repurchase program (the “2015 Share Repurchase Program”) on October 31, 2020. The 2015 Share Repurchase Program permitted us to repurchase up to $125 million of our common stock through October 31, 2020. During the third quarter of 2021, our board of directors authorized an extension of the 2020 Share Repurchase Program through December 31, 2022 and increased the authorized amount from $50 million to $100 million.The amount and timing of repurchases under our share repurchase programs is determined by management and depends on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. All shares repurchased and retired are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.
During 2021, we repurchased and retired 1,265,261 shares for $64.8 million under the 2020 Share Repurchase Program, including 3,820 shares for $0.2 million which settled in the first quarter of 2022. During 2020, we repurchased and retired 313,998 shares for $20.9 million under the 2015 Share Repurchase Program and 111,166 shares for $5.0 million under the 2020 Share Repurchase Program. Additionally, during the first quarter of 2020, we settled the repurchase of 18,000 shares for $1.2 million that were accrued as of December 31, 2019. In 2019, we repurchased and retired 210,437 shares for $14.2 million under the 2015 Share Repurchase Program, including the 18,000 shares

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
for $1.2 million which settled in the first quarter of 2020. As of December 31, 2021, $30.2 million remains available under the plan for share repurchases.
11. Restructuring Charges
2021
In 2021, we incurred $12.4 million of total pretax restructuring expense. Of the $12.4 million pretax restructuring expense, $8.5 million related to the divestiture of our Life Sciences business, a reporting unit within the Business Advisory segment. On November 1, 2021, we completed the sale of the Life Sciences business to a third-party, and recognized a $31.5 million pre-tax gain which is included within other income (expense), net on our consolidated statement of operations. For the ten months ended October 31, 2021, the Life Sciences business generated $16.7 million of revenue and is not considered significant to our consolidated financial statements.
The total pretax restructuring expense of $12.4 million recognized in 2021 consisted of the following charges:
Employee Costs - We incurred $8.1 million of employee-related restructuring expense, of which $6.8 million related to transaction-related employee payments made in connection with the divestiture of our Life Sciences businesses and $1.3 million related to other employee-related expenses in our Business Advisory segment.
Office space reductions - We incurred $3.1 million of restructuring expense related to office space reductions, of which $2.3 million related to rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for previously vacated office spaces and $0.8 million related to accelerated amortization and depreciation on the operating lease ROU asset and fixed assets related to our London, U.K. office which we vacated in connection with the divestiture of our Life Sciences business.
Other - We incurred $1.2 million of other restructuring charges, of which $0.9 million related to third-party legal and professional advisory fees incurred in connection with the divestiture of our Life Sciences business and $0.2 million related to third-party advisory fees related to the reorganization of our internal operating and financial reporting structure. See Note 19 "Segment Information" for more information on our reorganization which is effective in the first quarter of 2022.
Of the total $12.4 million pretax restructuring charge, $7.9 million was recognized in the results of operations of our Business Advisory segment and $4.5 million was recognized in our corporate operations.
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
Employee Costs - We incurred $5.3 million of severance-related restructuring expense, of which, $4.8 million related to the fourth quarter 2020 restructuring plan and $0.4 million related to workforce reductions completed prior to the fourth quarter of 2020 to better align resources with market demand. Of the total $5.3 million of severance-related restructuring expense, $2.0 million related to our Education segment, $1.5 million related to our Healthcare segment, $1.0 million related to our Business Advisory segment, and $0.8 million related to our corporate operations.
Office space reductions - We incurred $14.0 million of restructuring expense related to office space reductions, which primarily related to the fourth quarter 2020 restructuring plan. The fourth quarter 2020 restructuring plan provided for a reduction in certain leased office spaces which included a portion of our principal executive office in Chicago, Illinois; the remaining portion of our Lake Oswego, Oregon office; our Boston, Massachusetts and Detroit, Michigan offices; and portions of our Denver, Colorado, New York City, New York, and Pensacola, Florida offices. As a result, we recognized $13.2 million of non-cash lease impairment charges on the related operating lease ROU assets and fixed assets for those we intend to sublease, as well as $0.7 million of accelerated amortization and depreciation on the related operating lease ROU assets and fixed assets we abandoned. See Note 5 “Leases” for additional information on the long-lived asset impairment test performed in 2020. We also incurred $0.1 million related to rent and related expenses, net of sublease income, for previously vacated office spaces.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
2019
In 2019, we incurred $1.9 million of pretax restructuring expense. This expense primarily consisted of the following charges:
Employee Costs - We incurred $0.6 million of severance expense as a result of workforce reductions to better align resources with market demand and workforce reductions in our corporate operations.
Office space reductions - We incurred $1.2 million of restructuring expense related to office space reductions. During 2019, we exited a portion of our Lake Oswego, Oregon office resulting in a $0.7 million lease impairment charge on the related operating lease ROU asset and leasehold improvements and $0.2 million of accelerated depreciation on furniture and fixtures in that office. See Note 5 “Leases” for additional information on the long-lived asset impairment test performed in 2019. Additionally, during 2019, we exited the remaining portion of our Middleton, Wisconsin office and an office in Houston, Texas, resulting in restructuring charges of $0.4 million and $0.1 million, respectively, which primarily consisted of accelerated depreciation on furniture and fixtures in those offices. During the fourth quarter of 2019, we entered into an amendment to the lease of our principal executive office in Chicago, Illinois. Among other items, the amendment terminated the lease with respect to certain leased space which we previously vacated and subleased to a third-party. As a result of the amendment, we recognized a restructuring gain of $0.4 million. See Note 5 “Leases” for additional information on the amendment.
Of the $1.9 million pretax restructuring charge, $1.5 million related to our corporate operations, $0.3 million related to our Healthcare segment, and $0.1 million related to our Business Advisory segment.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the years ended December 31, 2021 and 2020.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2019	$68	$91	$—	$159
Additions (1) (2)	5,290	—	1,256	6,546
Payments	(2,907)	—	(363)	(3,270)
Adjustments (1) (2)	(4)	(7)	—	(11)
Balance as of December 31, 2020	2,447	84	893	3,424
Additions (1)(2)	8,132	—	1,156	9,288
Payments	(9,993)	(84)	(1,482)	(11,559)
Adjustments (1)(2)	(13)	—	—	(13)
Balance as of December 31, 2021	$573	$—	$567	$1,140
(1)Additions and adjustments for the years ended December 31, 2021 and 2020 include restructuring charges of $0.1 million and $0.2 million, respectively, related to office space reductions directly related to discontinued operations.
(2)Additions and adjustments exclude non-cash items related to vacated office spaces, such as lease impairment charges and accelerated depreciation on abandoned operating lease ROU assets and fixed assets, which are recorded as restructuring charges on our consolidated statements of operations.
All of the $0.6 million restructuring charge liability related to employee costs at December 31, 2021 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits. Substantially all of the $0.6 million other restructuring charge liability at December 31, 2021 is expected to be paid in the next 12 months and is included as a component of accrued expenses and other current liabilities.

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
We recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. We have designated these derivative instruments as cash flow hedges. Therefore, changes in the fair value of the derivative instruments are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense upon settlement. As of December 31, 2021, it was anticipated that $1.1 million of the losses, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The table below sets forth additional information relating to our interest rate swaps designated as cash flow hedging instruments as of December 31, 2021 and 2020.

	Fair Value (Derivative Asset and Liability) As of December 31,
Balance Sheet Location	2021	2020
Other non-current assets	$1,210	$—
Accrued expenses and other current liabilities	$1,604	$2,100
Deferred compensation and other liabilities	$149	$3,297
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
We do not use derivative instruments for trading or other speculative purposes. Refer to Note 14 “Other Comprehensive Income (Loss)” for additional information on our derivative instruments.

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

The tables below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.

	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets:
Interest rate swap	$—	$627	$—	$627
Convertible debt investment	—	—	65,918	65,918
Deferred compensation assets	—	39,430	—	39,430
Total assets	$—	$40,057	$65,918	$105,975
Liabilities:
Interest rate swaps	$—	$1,170	$—	$1,170
Contingent consideration for business acquisition	—	—	3,743	3,743
Total liabilities	$—	$1,170	$3,743	$4,913

	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets:
Convertible debt investment	$—	$—	$64,364	$64,364
Deferred compensation assets	—	34,056	—	34,056
Total assets	$—	$34,056	$64,364	$98,420
Liabilities:
Interest rate swaps	$—	$5,397	$—	$5,397
Contingent consideration for business acquisition	—	—	1,770	1,770
Total liabilities	$—	$5,397	$1,770	$7,167
Interest rate swaps: The fair values of our interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swap utilizing market-based inputs and discount rates reflecting the risks involved. See Note 12 "Derivative Instruments and Hedging Activity" for additional information on our interest rate swaps.
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2024, the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments, cash flow projections discounted at the risk-adjusted rate of 22.5% and 24.0% as of December 31, 2021 and 2020, respectively; and the concluded equity volatility of 45.0% as of both December 31, 2021 and 2020, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investments on our consolidated balance sheets.
The table below sets forth the changes in the balance of the convertible debt investment for the years ended December 31, 2021 and 2020.

Convertible Debt Investment
Balance as of December 31, 2019	$49,542
Purchases	13,000
Change in fair value of convertible debt investment	1,822
Balance as of December 31, 2020	64,364
Change in fair value of convertible debt investment	1,554
Balance as of December 31, 2021	$65,918
Deferred compensation assets: We have a non-qualified deferred compensation plan (the “Plan”) for the members of our board of directors and a select group of our employees. The deferred compensation liability is fully funded by the Plan assets, which consist of life insurance policies maintained within a trust. The cash surrender value of the life insurance policies approximates fair value and is based on third-party broker statements which provide the fair value of the life insurance policies' underlying investments, which are Level 2 inputs. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The Plan assets are included in other non-current assets on our consolidated balance sheets. Realized and unrealized gains (losses) from the deferred compensation assets are recorded to other income (expense), net in our consolidated statements of operations.
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was in a range of 2.4% to 5.1% with a weighted average of 3.7% as of December 31, 2021 and was 2.4% as of December 31, 2020. The weighted average discount rate was calculated using the relative fair values of the contingent consideration as of December 31, 2021. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the years ended December 31, 2021 and 2020.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2019	$—
Acquisition	1,770
Balance as of December 31, 2020	1,770
Acquisition	1,800
Change in fair value of contingent consideration for business acquisition	173
Balance as of December 31, 2021	$3,743
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
In October 2020, we recognized an unrealized gain of $1.7 million to increase the carrying amount of our preferred stock investment to $6.7 million, based on an observable price change of preferred stock with similar rights and preferences to our preferred stock investment issued by Medically Home, a Level 2 input. The unrealized gain of $1.7 million was recorded in other income (expense), net on our consolidated statement of operations. During the year ended December 31, 2021, there has been no impairment, nor any observable price change related to our investment. As of December 31, 2021 and 2020, the carrying amount of our preferred stock investment was $6.7 million.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
14. Other Comprehensive Income (Loss)
The table below sets forth the components of accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2021, 2020, and 2019.

	Foreign Currency Translation	Available-for- Sale Investments	Cash Flow Hedges (1)	Total
Balance as of December 31, 2018	$(665)	$16,584	$576	$16,495
Foreign currency translation adjustment, net of tax of $0	99	—	—	99
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $185	—	(702)	—	(702)
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $295	—	—	(819)	(819)
Reclassification adjustment into earnings, net of tax of $48	—	—	(137)	(137)
Balance as of December 31, 2019	(566)	15,882	(380)	14,936
Foreign currency translation adjustment, net of tax of $0	348	—	—	348
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $(499)	—	1,323	—	1,323
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $1,693	—	—	(4,652)	(4,652)
Reclassification adjustment into earnings, net of tax of $(388)	—	—	1,106	1,106
Balance as of December 31, 2020	(218)	17,205	(3,926)	13,061
Foreign currency translation adjustment, net of tax of $0	157	—	—	157
Reclassification adjustments into earnings, net of tax of $0(2)	(1,082)	—	—	(1,082)
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $(385)	—	1,169	—	1,169
Unrealized gain (loss) on cash flow hedges:
Change in fair value, net of tax of $(641)	—	—	1,606	1,606
Reclassification adjustment into earnings, net of tax of $(678)	—	—	1,929	1,929
Balance as of December 31, 2021	$(1,143)	$18,374	$(391)	$16,840
(1)    The before tax amounts reclassified from accumulated other comprehensive income (loss) related to our cash flow hedges are recorded to interest expense, net of interest income.
(2)    In connection with the divestiture of the Life Sciences business, which included a substantially complete liquidation of an investment within a foreign entity, we included $1.1 million of accumulated translation gains in the calculation of our gain on sale recorded within other income, net on our consolidated statement of operations. See Note 3 "Acquisitions and Divestitures" for additional information on the divestiture of the Life Sciences business in 2021.
15. Employee Benefit and Deferred Compensation Plans
We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pretax, post-tax, and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match an amount equal to the employees’ contributions up to 6% of the employees’ eligible earnings. Our matching contributions for the years ended December 31, 2021, 2020, and 2019 were $29.9 million, $25.1 million, and $22.8 million, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement, or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2021 and 2020 was $39.1 million and $34.3 million, respectively. This deferred compensation liability is fully funded by the Plan assets.
16. Equity Incentive Plans
In 2012, Huron adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”) which replaced, on a prospective basis, our 2004 Omnibus Stock Plan (the "2004 Plan") such that future grants will be granted under the 2012 Plan and any outstanding awards granted under the 2004 Plan that are cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant will not become available for grant under the 2012 Plan. The 2012 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other share-based or cash-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. Subsequent to the initial approval of the 2012 Plan and through December 31, 2021, our shareholders approved amendments to the 2012 Plan to increase the number of shares authorized for issuance to 4.6 million, in the aggregate. As of December 31, 2021, 1.2 million shares remain available for issuance under the 2012 Plan.
On May 1, 2015, we adopted the Stock Ownership Participation Program (the “SOPP”), which is available to Huron employees below the managing director level who do not receive equity-based awards as part of their normal compensation plan. Under the SOPP, eligible employees may elect to use after-tax payroll deductions to purchase shares of the Company’s common stock on certain designated purchase dates. Employees who purchase stock under the SOPP are granted restricted stock equal to 25% of their purchased shares. Vesting of the restricted stock is subject to both a time-based vesting schedule and a requirement that the purchased shares be held for a specified period. Subsequent to the initial approval of the SOPP and through December 31, 2021, our shareholders approved amendments to the SOPP to increase the total number of shares authorized for issuance to 0.7 million, in the aggregate. Prior to the adoption of the SOPP, the matching share grants and the employee purchased shares under the stock ownership participation program were governed by the 2012 Plan. As of December 31, 2021, 0.3 million shares remain available for issuance under the SOPP.
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
Total share-based compensation cost recognized for the years ended December 31, 2021, 2020, and 2019 was $25.9 million, $23.9 million, and $24.2 million, respectively, with related income tax benefits of $6.3 million, $5.4 million, and $5.3 million, respectively.The $25.9 million of share-based compensation cost recognized in 2021 included $1.9 million recorded to restructuring charges as it related to the modification of certain nonvested share-based compensation awards to accelerate vesting upon the completed sale of the Life Sciences business. As of December 31, 2021, there was $28.7 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock
The grant date fair values of our restricted stock are measured based on the fair value of our common stock at grant date and amortized into expense over the service period. Subject to acceleration under certain conditions, the majority of our restricted stock vests annually over four years.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below summarizes the restricted stock activity for the year ended December 31, 2021.

	Number of Shares			Weighted Average Grant Date Fair Value (in dollars)
	2012 Omnibus Incentive Plan	Stock Ownership Participation Program	Total
Nonvested restricted stock at December 31, 2020	881	18	899	$51.12
Granted	404	16	420	$53.84
Vested	(369)	(16)	(385)	$48.40
Forfeited	(48)	(4)	(52)	$52.67
Nonvested restricted stock at December 31, 2021	868	14	882	$53.51
The aggregate fair value of restricted stock that vested during the years ended December 31, 2021, 2020, and 2019 was $19.8 million, $18.6 million, and $14.5 million, respectively. The weighted average grant date fair value per share of restricted stock granted during 2020 and 2019 was $58.13 and $48.57, respectively.
Performance-based Share Awards
The total number of shares earned by recipients of performance-based share awards is contingent upon meeting practice specific and company-wide performance goals. Following the performance period, certain awards are subject to the completion of a service period, which is generally an additional two years. These earned awards vest on a graded vesting schedule over the service period. For certain performance awards, the recipients may earn additional shares of stock for performance achieved above the stated target. The grant date fair values of our performance-based share awards are measured based on the fair value of our common stock at grant date. Compensation cost is amortized into expense over the service period, including the performance period.
The table below summarizes the performance-based stock activity for the year ended December 31, 2021. All nonvested performance-based stock outstanding at December 31, 2021 and 2020 was granted under the 2012 Omnibus Incentive Plan.

	Number of Shares	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2020	519	$49.42
Granted (1)	272	$53.75
Vested	(191)	$39.04
Forfeited (2)	(162)	$53.80
Nonvested performance-based stock at December 31, 2021 (3)	438	$53.08
(1)Shares granted in 2021 are presented at the stated target, which represents the base number of shares that could be earned. Actual shares earned may be below or, for certain grants, above the target based on the achievement of specific financial goals.
(2)Forfeited shares include shares forfeited as a result of not meeting the performance criteria of the award as well as shares forfeited upon termination.
(3)Of the 438,000 nonvested performance-based shares outstanding as of December 31, 2021, 383,167 shares were unearned and subject to achievement of specific financial goals. Once earned, the awards will be subject to time-based vesting according to the terms of the award. Based on 2021 financial results, approximately 189,161 of the 383,167 unearned shares will be forfeited in the first quarter of 2022.
The aggregate fair value of performance-based stock that vested during the years ended December 31, 2021, 2020, and 2019 was $9.8 million, $5.9 million, and $3.4 million, respectively. The weighted average grant date fair value per share of performance-based stock granted during 2020 and 2019 was $58.84 and $47.93, respectively.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Stock Options
We grant stock options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. Subject to acceleration under certain conditions, our stock options vest annually over four years. Our stock options have a contractual term between 7 and 10 years.
The fair value of the options granted during 2021 were calculated using the Black-Scholes option pricing model using the following assumptions:

2021
Black-Scholes option pricing model:
Expected dividend yield	—%
Expected volatility	40.0%
Risk-free rate	0.9%
Expected option life (in years)	4.75 years
Expected volatility was based on our historical stock prices as we believe that our historical volatility provides the most reliable indication of future volatility and sufficient historical daily stock price observations are available. The risk-free interest rate was based on the rate of U.S. Treasury bills with an equivalent expected term of the stock options at the time of the option grant. The expected option life was estimated using the simplified method, which is a weighted average of the vesting term and the contractual term, to determine the expected term.The simplified method was used due to the lack of sufficient data available to provide a reasonable basis upon which to estimate the expected term.
Stock option activity for the year ended December 31, 2021 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	66	$37.31	1.5	$1.4
Granted	50	$52.49
Exercised	(23)	$34.34		$0.4
Forfeited or expired	—
Outstanding at December 31, 2021 (1)	93	$46.25	4.1	$0.3
Exercisable at December 31, 2021	43	$38.93	0.9	$0.5
(1)Of the 93,000 outstanding options, approximately 11,000 were granted under the 2004 Omnibus Stock Plan, and the remaining 82,000 options were granted under the 2012 Omnibus Incentive Plan.
The weighted average grant date fair value of stock options granted during 2021 was $18.42. No stock options were granted in 2020 and 2019. The aggregate intrinsic value of options exercised during 2020 and 2019 was $1.1 million and $1.6 million, respectively.
17. Income Taxes
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was signed into law on March 27, 2020, is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to net operating loss carryback period, options to defer payroll tax payments for a limited period and technical corrections to tax depreciation methods for qualified improvement property. During 2020, as a result of the CARES Act, we recognized a $1.5 million tax benefit related to the remeasurement of a portion of our income tax receivable for the federal net operating losses incurred in 2018 and 2020 that were carried back to prior year income, both for a refund at the higher, prior year tax rate. As a result of electing the retroactive Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion in the second quarter of 2021, we recognized a $1.0 million tax benefit of which $0.4 million related to carrying back our increased 2018 federal net operating loss to prior year income for a refund at the higher, prior year tax rate. During the third quarter of 2021, we recognized an additional tax benefit of $2.0 million, primarily related to the U.S. federal return to provision adjustments for carrying back our increased 2020 federal net operating loss to prior year income for a refund at the higher, prior year tax rate.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Through December 31, 2020, we deferred $12.2 million of payroll tax payments, of which $6.1 million was expected to be paid in the fourth quarter of 2021 and $6.1 million was expected to be paid in the fourth quarter of 2022, and were included as components of accrued payroll and related benefits and deferred compensation and other liabilities on our consolidated balance sheet as of December 31, 2020. In the third quarter of 2021, all of the $12.2 million of deferred payroll tax payments were repaid.
The income tax expense for continuing operations for the years ended December 31, 2021, 2020, and 2019 consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(934)	$(2,480)	$125
State	1,974	168	2,014
Foreign	3,529	2,016	(422)
Total current	4,569	(296)	1,717
Deferred:
Federal	10,951	(7,414)	7,467
State	2,372	(2,025)	1,610
Foreign	(843)	(420)	(282)
Total deferred	12,480	(9,859)	8,795
Income tax expense for continuing operations	$17,049	$(10,155)	$10,512
The components of income from continuing operations before taxes were as follows:

	Year Ended December 31,
	2021	2020	2019
U.S.	$70,963	$(35,054)	$53,898
Foreign	9,073	1,181	(1,407)
Total	$80,036	$(33,873)	$52,491

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows:

	Year Ended December 31,
	2021	2020	2019
Percent of pretax income from continuing operations:
At U.S. statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.2	4.4	6.1
Disallowed executive compensation	1.2	(2.8)	2.0
Valuation allowance	1.1	(3.1)	(2.9)
Meals and entertainment	0.1	(0.6)	1.6
CARES Act net operating loss carryback	(3.8)	4.4	—
Tax credits	(1.3)	3.0	(3.1)
Realized investment gains/losses	(1.1)	2.6	(1.8)
Stock-based compensation	(0.7)	4.3	(1.1)
Foreign source income	(0.2)	0.5	(0.5)
Deferred tax adjustments	(0.2)	1.7	0.6
Goodwill impairment charges	—	(2.6)	—
Unrecognized tax benefits	—	(2.0)	(0.4)
Net tax benefit related to “check-the-box” election	—	—	(1.4)
Other	—	(0.8)	(0.1)
Effective income tax rate for continuing operations	21.3%	30.0%	20.0%

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The net deferred tax asset (liability) for continuing operations at December 31, 2021 and 2020 consisted of the following:

	As of December 31,
	2021	2020
Deferred tax assets:
Operating lease liabilities	$17,542	$19,617
Deferred compensation liability	10,331	9,002
Share-based compensation	8,062	7,579
Accrued payroll and payroll related liabilities	5,645	3,745
Tax credits	1,828	1,773
Net operating loss carryforwards	1,243	944
Deferred payroll tax payments	—	3,235
Other	2,009	3,278
Total deferred tax assets	46,660	49,173
Valuation allowance	(2,876)	(2,112)
Net deferred tax assets	43,784	47,061
Deferred tax liabilities:
Intangibles and goodwill	(24,375)	(12,956)
Operating lease right-of-use assets	(9,837)	(11,079)
Convertible debt investment	(6,604)	(6,219)
Software development costs	(6,071)	(6,054)
Property and equipment	(2,730)	(3,007)
Prepaid expenses	(2,137)	(2,708)
Other	(2,499)	(1,275)
Total deferred tax liabilities	(54,253)	(43,298)
Net deferred tax asset (liability) for continuing operations	$(10,469)	$3,763
As of December 31, 2021 and 2020, we had valuation allowances of $2.9 million and $2.1 million, respectively, primarily due to uncertainties relating to the ability to realize deferred tax assets recorded for foreign losses and tax credits. The increase in valuation allowances in 2021 primarily related to an increase in the valuation allowance for foreign losses and tax credits.
We have foreign net operating losses of $5.9 million which begin to expire in 2027 and state net operating loss carryforwards of $4.9 million which will begin to expire in 2030, if not utilized. We have federal and state tax credit carryforwards of $1.8 million which will begin to expire in 2022, if not utilized.
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
A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at January 1, 2019	$900
Decrease due to settlements of prior year tax positions	(115)
Decrease due to lapse of statute of limitations	(735)
Balance at December 31, 2019	50
Additions based on tax positions related to prior years	694
Balance at December 31, 2020	744
Balance at December 31, 2021	$744
As of both December 31, 2021 and 2020, we had $0.7 million of unrecognized tax benefits which would affect the effective tax rate of continuing operations if recognized. It is reasonably possible that approximately $0.1 million of the liability for unrecognized tax benefits at December 31, 2021 could decrease in the next twelve months primarily due to the expiration of statutes of limitations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
As of December 31, 2021 and 2020, we had $0.1 million and less than $0.1 million, respectively, accrued for the potential payment of interest and penalties. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of operations.
We file income tax returns with federal, state, local and foreign jurisdictions. Tax years 2018 through 2020 are subject to future examinations by federal tax authorities. Tax years 2015 through 2020 are subject to future examinations by state and local tax authorities. Our foreign income tax filings are subject to future examinations by the local foreign tax authorities for tax years 2016 through 2020. Currently, we are not under audit by any tax authority.
18. Commitments, Contingencies and Guarantees
Lease Commitments
We lease office space, data centers and certain equipment under non-cancelable operating lease arrangements expiring on various dates through 2029, with various renewal options. Office facilities under operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and operating expenses. See Note 5 “Leases” for additional information on our leases, including the remaining expected lease payments under our operating leases as of December 31, 2021.
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
On September 17, 2021, the Trustee filed a complaint in the Bankruptcy Court for the District of South Carolina against Huron and the CRO, among others (the “Complaint”), alleging breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, negligence, violations of the South Carolina Unfair Trade Practices Act, fraud, civil conspiracy, unjust enrichment, and recovery of avoided transfers under sections 547, 548 and 550 of the Bankruptcy Code. On December 7, 2021, the Trustee filed an amended version of the Complaint (the “Amended Complaint”), generally alleging the same claims asserted in the initial Complaint but (i) removing the claim for a violation of the South Carolina Unfair Trade Practices Act and (ii) adding a claim for breach of contract.
In the Amended Complaint, the Trustee asserts that Huron and the CRO, among others, did not develop and implement a Chapter 11 restructuring plan on a timely basis and that their failure to do so led to significant damages. The Trustee seeks an unspecified amount of monetary damages in the Amended Complaint. We believe the Trustee’s allegations with respect to Huron and the CRO are without merit, and we are vigorously defending ourselves against the allegations raised in the Amended Complaint. On December 21, 2021, we filed a motion to dismiss all of the claims in the Amended Complaint; the motion remains pending. Notwithstanding the foregoing, given the inherent risk and uncertainty associated with all litigation, we cannot estimate the potential liability with respect to such allegations at this time.
From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation or legal proceeding or subject to any claim that, in the current opinion of management, could reasonably be expected to have a material adverse effect on our financial position or results of operations. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.
Guarantees
Guarantees in the form of letters of credit totaling $0.7 million and $1.6 million were outstanding at December 31, 2021 and 2020, respectively, primarily to support certain office lease obligations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of December 31, 2021 and 2020, the total estimated fair value of our outstanding contingent consideration liability was $3.7 million and $1.8 million, respectively.
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
•Healthcare
Our Healthcare segment serves providers and payors including national and regional hospitals, integrated health systems, academic medical centers, community hospitals, medical groups and health plans. Our Healthcare professionals have a depth of expertise in business operations, including financial and operational improvement, care transformation, and revenue cycle managed services; organizational transformation; and digital, technology and analytic solutions. Most healthcare organizations are focused on changing the way care is delivered; establishing a sustainable business model centered around optimal cost structures, reimbursement models and financial strategies; evolving their digital, technology and analytic capabilities; and exceeding the expectations of their employees and patients. Our solutions help clients adapt to this rapidly changing healthcare environment to become a more nimble, efficient and consumer-centric organization. We use our deep industry expertise to help clients solve a diverse set of business issues, including, but not limited to, optimizing financial and operational performance, improving care delivery and clinical outcomes, increasing physician, patient and employee satisfaction, evolving organizational culture, and maximizing return on technology investments.
•Business Advisory
Our Business Advisory segment works with C-suite executives and business unit and functional leadership across a diverse set of organizations, including healthy, well-capitalized companies to organizations in transition, and across a broad range of industries, including healthcare, energy and utilities, financial services, life sciences, industrials and manufacturing, education, and the public sector. Our Business Advisory professionals have deep industry, functional and technical expertise that they put forward when delivering our digital, technology and analytics, strategy and innovation and restructuring and corporate finance services. In today’s disruptive environment, organizations must reimagine their historical strategies and financial and operating models to sustain and advance their competitive advantage. Organizations also recognize the need to adopt technologies, automation and analytics to improve their operations and compete in a rapidly changing landscape. Our experts help organizations across industries with a variety of business challenges, including, but not limited to, embedding technology and analytics throughout their internal and customer-facing operations, developing insights into the needs of tomorrow’s customers to evolve their enterprise and business unit strategies, bringing new products to market, and managing through stressed and distressed situations to create a viable path forward for stakeholders.
•Education
Our Education segment serves public and private colleges and universities, academic medical centers, research institutes and other not-for-profit organizations. Our Education professionals have a depth of expertise in strategy; business operations, including in the areas of the research enterprise and student lifecycle; digital, technology and analytic solutions; and organizational transformation. Our Education segment clients are increasingly faced with financial and/or demographic and enrollment challenges as well as increased competition. To remain competitive, organizations must challenge traditional operating and financial models and reimagine strategic, operational and research-centered opportunities that advance their mission while strengthening their business models. We collaborate with clients to address these challenges and ensure they have a sustainable future. We combine our deep industry, functional and technical expertise to help clients solve their most pressing challenges, including, but not limited to, transforming business operations with technology; strengthening research strategies and support services; evolving their organizational strategy; optimizing financial and operational performance; and enhancing the student experience.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative expenses that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include costs for corporate office support, certain office facility costs, costs related to accounting and finance, human resources, legal, marketing, information technology, and company-wide business development functions, as well as costs related to overall corporate management.
Effective January 1, 2022, we modified our operating model to expand and more deeply integrate our industry expertise with our digital, strategic and financial advisory capabilities. The new operating model will strengthen Huron’s go-to-market strategy, drive efficiencies that support margin expansion, and position the company to accelerate growth.
To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we will begin reporting under the following three industries, which will be our reportable segments: Healthcare, Education and Commercial. The Commercial segment will include all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment will include all revenue and costs associated with engagements delivered in the respective industry segments. The new Healthcare and Education segments will include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment will include some revenue and costs historically reported in the Education segment. We will also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. These changes will create greater transparency for investors by improving visibility into the core drivers of our business. While our consolidated results will not be impacted, we will recast our historical segment information during 2022 for consistent presentation.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The tables below set forth information about our operating segments for the years ended December 31, 2021, 2020, and 2019, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because the financial results of our international operations are not significant to our consolidated financial statements.

	Year Ended December 31,
	2021	2020	2019
Healthcare:
Revenues	$377,577	$353,437	$399,221
Operating income	$104,010	$94,925	$125,724
Segment operating income as a percentage of segment revenues	27.5%	26.9%	31.5%
Business Advisory:
Revenues	$291,663	$267,361	$252,508
Operating income	$48,236	$48,046	$49,695
Segment operating income as a percentage of segment revenues	16.5%	18.0%	19.7%
Education:
Revenues	$236,400	$223,329	$225,028
Operating income	$52,772	$47,503	$55,741
Segment operating income as a percentage of segment revenues	22.3%	21.3%	24.8%
Total Company:
Revenues	$905,640	$844,127	$876,757
Reimbursable expenses	21,318	26,887	88,717
Total revenues and reimbursable expenses	$926,958	$871,014	$965,474

Segment operating income	$205,018	$190,474	$231,160
Items not allocated at the segment level:
Other operating expenses	131,372	135,255	140,285
Litigation and other losses (gains)	173	(150)	(1,196)
Depreciation and amortization	20,634	24,405	28,365
Goodwill impairment charges (1)	—	59,816	—
Other income (expense), net	27,197	(5,021)	(11,215)
Income (loss) from continuing operations before taxes	$80,036	$(33,873)	$52,491
(1)The goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.

	As of December 31,
Segment Assets:	2021	2020	2019
Healthcare	$90,059	$40,217	$73,019
Business Advisory	57,738	38,402	59,315
Education	46,592	34,534	38,881
Unallocated assets (1)	924,960	937,822	933,056
Total assets	$1,119,349	$1,050,975	$1,104,271
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The following table illustrates the disaggregation of revenues by billing arrangements, employee types, and timing of revenue recognition, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the year ended December 31, 2021, 2020 and 2019.
In conjunction with our continuous evaluation of the appropriate level of disaggregation of revenues as our business evolves and in consideration of a group hire of approximately 300 employees in our Healthcare Managed Services solution within our Healthcare segment in the second quarter of 2021, we began assessing our operating performance by the following three employee types: billable consultants, full-time equivalents, and Healthcare Managed Services employees. The disaggregation of revenues by employee type previously reported for the twelve months ended December 31, 2020 and 2019 was revised below to reflect this change. This change has no impact on our consolidated total revenues or total revenues by segment.

	Year Ended December 31, 2021
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$218,415	$121,648	$60,077	$400,140
Time and expense	64,394	143,024	147,245	354,663
Performance-based	73,360	18,296	—	91,656
Software support, maintenance and subscriptions	21,408	8,695	29,078	59,181
Total	$377,577	$291,663	$236,400	$905,640

Employee Type (1)
Revenue generated by billable consultants	$250,552	$273,680	$197,221	$721,453
Revenue generated by full-time equivalents	79,307	17,983	39,179	136,469
Revenue generated by Healthcare Managed Services employees	47,718	—	—	47,718
Total	$377,577	$291,663	$236,400	$905,640

Timing of Revenue Recognition
Revenue recognized over time	$373,148	$291,663	$236,058	$900,869
Revenue recognized at a point in time	4,429	—	342	4,771
Total	$377,577	$291,663	$236,400	$905,640

	Year Ended December 31, 2020
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$202,513	$101,561	$44,839	$348,913
Time and expense	58,322	152,716	155,510	366,548
Performance-based	69,316	8,059	695	78,070
Software support, maintenance and subscriptions	23,286	5,025	22,285	50,596
Total	$353,437	$267,361	$223,329	$844,127

Employee Type (1)
Revenue generated by billable consultants	$234,951	$253,747	$191,467	$680,165
Revenue generated by full-time equivalents	89,823	13,614	31,862	135,299
Revenue generated by Healthcare Managed Services employees	28,663	—	—	28,663
Total	$353,437	$267,361	$223,329	$844,127

Timing of Revenue Recognition
Revenue recognized over time	$349,676	$267,361	$223,007	$840,044
Revenue recognized at a point in time	3,761	—	322	4,083
Total	$353,437	$267,361	$223,329	$844,127

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Year Ended December 31, 2019
	Healthcare	Business Advisory	Education	Total
Billing Arrangements
Fixed-fee	$249,479	$100,635	$51,826	$401,940
Time and expense	55,204	139,610	154,893	349,707
Performance-based	71,051	6,856	—	77,907
Software support, maintenance and subscriptions	23,487	5,407	18,309	47,203
Total	$399,221	$252,508	$225,028	$876,757

Employee Type (1)
Revenue generated by billable consultants	$278,733	$243,350	$195,844	$717,927
Revenue generated by full-time equivalents	116,035	9,158	29,184	154,377
Revenue generated by Healthcare Managed Services employees	4,453	—	—	4,453
Total	$399,221	$252,508	$225,028	$876,757

Timing of Revenue Recognition
Revenue recognized over time	$390,884	$252,508	$223,673	$867,065
Revenue recognized at a point in time	8,337	—	1,355	9,692
Total	$399,221	$252,508	$225,028	$876,757
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
For the years ended December 31, 2021, 2020, and 2019, substantially all of our revenues and long-lived assets were attributed to or located in the United States.
At December 31, 2021 and 2020, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the years ended December 31, 2021, 2020, and 2019, no single client generated greater than 10% of our consolidated revenues.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
20. Valuation and Qualifying Accounts
The table below sets forth the changes in the carrying amount of our allowances for doubtful accounts and unbilled services and valuation allowance for deferred tax assets for the years ended December 31, 2021, 2020, and 2019. Allowances for doubtful accounts and unbilled services includes allowances for fee adjustments and other discretionary pricing adjustments as well as allowances related to clients' inability to make required payments on accounts receivable.

	Beginning balance	Additions (1)	Deductions	Ending balance
Year ended December 31, 2019:
Allowances for doubtful accounts and unbilled services	$22,241	69,979	73,552	$18,668
Valuation allowance for deferred tax assets	$3,143	1	2,128	$1,016
Year ended December 31, 2020:
Allowances for doubtful accounts and unbilled services	$18,668	63,268	60,630	$21,306
Valuation allowance for deferred tax assets	$1,016	1,160	64	$2,112
Year ended December 31, 2021:
Allowances for doubtful accounts and unbilled services	$21,306	9,852	15,363	$15,795
Valuation allowance for deferred tax assets	$2,112	1,090	326	$2,876
(1)Additions to allowances for doubtful accounts and unbilled services are charged to revenues to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivable, the provision is charged to operating expenses.
21. Subsequent Event
On January 18, 2022, we completed the acquisition of AIMDATA, LLC, (“AIMDATA”), an advisory and implementation consulting services firm focused on strategy, technology and business transformation. The results of operations of AIMDATA will be included within our consolidated financial statements from the close date, and will be allocated among our three operating industries, which are our reportable segments, based on the engagements delivered by the business. AIMDATA revenues will be reported in our Digital capability. The acquisition of AIMDATA is not significant to our consolidated financial statements.