Form 10-Q
period 2022-03-31
Huron Consulting Group Inc.
filed 2022-05-03
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of April 26, 2022, 21,261,900 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$9,748	$20,781
Receivables from clients, net of allowances of $7,125 and $8,827, respectively	116,527	122,316
Unbilled services, net of allowances of $2,673 and $2,637, respectively	125,791	91,285
Income tax receivable	4,997	8,071
Prepaid expenses and other current assets	17,134	15,229
Total current assets	274,197	257,682
Property and equipment, net	26,836	31,004
Deferred income taxes, net	1,791	1,804
Long-term investments	95,930	72,584
Operating lease right-of-use assets	33,737	35,311
Other non-current assets	69,764	68,191
Intangible assets, net	31,089	31,894
Goodwill	623,841	620,879
Total assets	$1,157,185	$1,119,349
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,364	$13,621
Accrued expenses and other current liabilities	19,470	22,519
Accrued payroll and related benefits	64,169	139,131
Current maturities of long-term debt	—	559
Current maturities of operating lease liabilities	10,213	10,142
Deferred revenues	21,632	19,212
Total current liabilities	127,848	205,184
Non-current liabilities:
Deferred compensation and other liabilities	40,296	43,458
Long-term debt, net of current portion	335,000	232,221
Operating lease liabilities, net of current portion	51,756	54,313
Deferred income taxes, net	20,003	12,273
Total non-current liabilities	447,055	342,265
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 23,976,090 and 24,364,814 shares issued, respectively	237	239
Treasury stock, at cost, 2,645,999 and 2,495,172 shares, respectively	(135,367)	(135,969)
Additional paid-in capital	395,103	413,794
Retained earnings	303,848	276,996
Accumulated other comprehensive income	18,461	16,840
Total stockholders’ equity	582,282	571,900
Total liabilities and stockholders’ equity	$1,157,185	$1,119,349
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues and reimbursable expenses:
Revenues	$260,049	$203,213
Reimbursable expenses	4,726	1,934
Total revenues and reimbursable expenses	264,775	205,147
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	187,247	148,115
Reimbursable expenses	4,756	2,003
Selling, general and administrative expenses	48,395	39,808
Restructuring charges	1,555	628
Depreciation and amortization	6,864	6,353
Total operating expenses	248,817	196,907
Operating income	15,958	8,240
Other income (expense), net:
Interest expense, net of interest income	(2,196)	(1,719)
Other income, net	24,365	420
Total other income (expense), net	22,169	(1,299)
Income before taxes	38,127	6,941
Income tax expense	11,275	1,536
Net income	$26,852	$5,405
Earnings per share:
Net income per basic share	$1.29	$0.25
Net income per diluted share	$1.27	$0.24
Weighted average shares used in calculating earnings per share:
Basic	20,850	21,932
Diluted	21,167	22,341
Comprehensive income (loss):
Net income	$26,852	$5,405
Foreign currency translation adjustments, net of tax	(43)	400
Unrealized loss on investment, net of tax	(2,661)	(4,648)
Unrealized gain on cash flow hedging instruments, net of tax	4,325	1,429
Other comprehensive income (loss)	1,621	(2,819)
Comprehensive income	$28,473	$2,586
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	23,868,918	$239	(2,908,849)	$(135,969)	$413,794	$276,996	$16,840	$571,900
Comprehensive income						26,852	1,621	28,473
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	277,629	3	130,240	7,486	(7,489)			—
Exercise of stock options	16,805	—			647			647
Share-based compensation					12,051			12,051
Shares redeemed for employee tax withholdings			(139,491)	(6,884)				(6,884)
Share repurchases	(523,399)	(5)			(23,900)			(23,905)
Balance at March 31, 2022	23,639,953	$237	(2,918,100)	$(135,367)	$395,103	$303,848	$18,461	$582,282

Balance at December 31, 2020	24,560,855	$246	(2,812,896)	$(129,886)	$454,512	$214,009	$13,061	551,942
Comprehensive income						5,405	(2,819)	2,586
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	376,731	4	90,100	3,778	(3,782)			—
Exercise of stock options	6,631	—			174			174
Share-based compensation					7,988			7,988
Shares redeemed for employee tax withholdings			(165,203)	(8,503)				(8,503)
Share repurchases	(245,718)	(3)			(13,181)			(13,184)
Balance at March 31, 2021	24,698,499	$247	(2,887,999)	$(134,611)	$445,711	$219,414	$10,242	$541,003

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$26,852	$5,405
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	6,864	6,567
Non-cash lease expense	1,640	1,693
Share-based compensation	7,935	5,625
Amortization of debt discount and issuance costs	198	198
Allowances for doubtful accounts	28	—
Deferred income taxes	7,129	—
Gain on sale of property and equipment, excluding transaction costs	(1,067)	—
Change in fair value of contingent consideration liabilities	12	42
Change in fair value of preferred stock investment	(26,964)	—
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients, net	5,791	1,178
(Increase) decrease in unbilled services, net	(35,239)	(23,086)
(Increase) decrease in current income tax receivable / payable, net	3,266	573
(Increase) decrease in other assets	1,361	327
Increase (decrease) in accounts payable and other liabilities	(7,044)	2,566
Increase (decrease) in accrued payroll and related benefits	(70,689)	(74,273)
Increase (decrease) in deferred revenues	828	(9,569)
Net cash used in operating activities	(79,099)	(82,754)
Cash flows from investing activities:
Purchases of property and equipment	(3,924)	(637)
Purchases of business, net of cash acquired	(2,289)	(6,000)
Capitalization of internally developed software costs	(2,060)	(1,400)
Proceeds from sale of property and equipment	4,750	—
Divestiture of business	207	—
Net cash used in investing activities	(3,316)	(8,037)
Cash flows from financing activities:
Proceeds from exercises of stock options	648	174
Shares redeemed for employee tax withholdings	(6,884)	(8,503)
Share repurchases	(24,097)	(11,454)
Proceeds from bank borrowings	150,000	89,000
Repayments of bank borrowings	(47,780)	(24,135)
Deferred payment on business acquisition	(500)	—
Net cash provided by financing activities	71,387	45,082
Effect of exchange rate changes on cash	(5)	155
Net decrease in cash and cash equivalents	(11,033)	(45,554)
Cash and cash equivalents at beginning of the period	20,781	67,177
Cash and cash equivalents at end of the period	$9,748	$21,623
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable, accrued expenses and accrued payroll and related benefits	$2,682	$3,545
Operating lease right-of-use asset obtained in exchange for operating lease liability	$102	$—
Contingent consideration related to purchase of business	$869	$—
Share repurchases included in accounts payable	$—	$1,729
Deferred payment on business acquisition	$—	$1,000

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

1. Description of Business
Huron is a global professional services firm that collaborates with clients to put possible into practice by creating sound strategies, optimizing operations, accelerating digital transformation, and empowering businesses and their people to own their future. By embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
We provide our services and manage our business under three operating segments: Healthcare, Education and Commercial. See Note 14 “Segment Information” for a discussion of our three segments.
Effective January 1, 2022, we modified our operating model to expand and more deeply integrate our industry expertise with our digital, strategic and financial advisory capabilities. The new operating model will strengthen Huron’s go-to-market strategy, drive efficiencies that support margin expansion, and position the company to accelerate growth.
To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we began reporting under the following three industries, which are our reportable segments: Healthcare, Education and Commercial. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment includes all revenue and costs associated with engagements delivered in the respective segments' industries. The new Healthcare and Education segments include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment includes some revenue and costs historically reported in the Education segment. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. These changes create greater transparency for investors by improving visibility into the core drivers of our business.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2022 and 2021. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
In order to better align with industry standards, in the first quarter of 2022, we revised the presentation of our consolidated statement of operations and other comprehensive income (loss) to present depreciation and amortization expense inclusive of amortization of intangible assets and software development costs previously presented within total direct costs and reimbursable expenses. We also aggregated immaterial line items within selling, general and administrative expenses. The change in presentation has no effect on our consolidated results, and our historical consolidated statements of operations and other comprehensive income (loss) were revised for consistent presentation.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
3. New Accounting Pronouncements
Not Yet Adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, Reference Rate Reform (Topic 848): Scope. Together, these ASUs provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting under GAAP. This standard is optional and may be applied by entities after March 12, 2020, but no later than December 31, 2022. Our senior secured credit facility and related interest rate swaps are indexed to LIBOR; as such, we are currently evaluating the potential impact this guidance will have on our consolidated financial statements.
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2022.

	Healthcare	Education	Commercial(1)	Total
Balance as of December 31, 2021:
Goodwill	$642,951	$121,570	$312,250	$1,076,771
Accumulated impairment losses	(208,081)	—	(247,811)	(455,892)
Goodwill, net as of December 31, 2021	434,870	121,570	64,439	620,879
Goodwill reallocation(1)	18,057	(1,417)	(16,640)	—
Goodwill recorded in connection with business acquisitions (2)(3)	162	2,082	718	2,962
Goodwill, net as of March 31, 2022	$453,089	$122,235	$48,517	$623,841
(1)The goodwill balance as of December 31, 2021 shown within the Commercial segment related to our Business Advisory segment prior to the modification of our operating model. Effective January 1, 2022, we reallocated a portion of the goodwill within our Business Advisory segment to our Healthcare and Education segments. The remaining goodwill was allocated to our new Commercial segment.
(2)On January 18, 2022, we completed the acquisition of AIMDATA, LLC ("AIMDATA"), an advisory and implementation consulting services firm focused on strategy, technology and business transformation. The results of operations of AIMDATA are included within our consolidated financial statements as of the acquisition date and allocated among our three operating industries, which are our reportable segments, based on the engagements delivered by the business. The acquisition of AIMDATA is not significant to our consolidated financial statements.
(3)In the first quarter of 2022, we finalized the measurement of assets acquired, including goodwill, and liabilities assumed in the acquisition of Whiteboard Communications Ltd. ("Whiteboard"), a student enrollment advisory firm that helps colleges and universities with recruitment initiatives and financial aid strategies that we acquired in December 2021. The results of operations of Whiteboard are included in our consolidated financial statements and results of operations of our Education segment from the date of acquisition.
First Quarter 2022 Goodwill Reallocation
Effective January 1, 2022, we modified our operating model to expand and more deeply integrate our industry expertise with our digital, strategic and financial advisory capabilities. To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we began reporting under the following three industries, which are our reportable segments: Healthcare, Education and Commercial. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment includes all revenue and costs associated with engagements delivered in the respective segments' industries. The new Healthcare and Education segments include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment includes some revenue and costs historically reported in the Education segment.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The three reportable segments of Healthcare, Education and Commercial are also our reporting units for goodwill impairment testing purposes. As a result of the reorganization, we reallocated the goodwill balances of our historical reporting units to our new reporting units based on the relative estimated fair values of each component of the historical reporting units to be allocated to the new reporting units. Additionally, we performed a goodwill impairment test on the goodwill balances of each of our reporting units as of January 1, 2022 by comparing the fair value of the reporting unit to its carrying value, including the reallocated goodwill. Based on the results of the goodwill impairment test, we determined the fair values of the Healthcare, Education, and Commercial reporting units exceeded their carrying values by 37%, 199%, and 105%, respectively. As such, we concluded that there was no indication of goodwill impairment for all three reporting units as of January 1, 2022.
We relied on the income approach to estimate the fair value of the reporting units for both the goodwill reallocation and the goodwill impairment test. The income approach utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by each business and then discounting those cash flows to present value, reflecting the relevant risks associated with each reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted EBITDA margins, and discount rates that reflect the risk inherent in the future cash flows. In estimating future cash flows, we relied on internally generated ten-year forecasts. Our forecasts are based on historical experience, current backlog, expected market demand, and other industry information.
Intangible Assets
Intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following:

		As of March 31, 2022		As of December 31, 2021
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$77,763	$55,340	$75,908	$53,421
Trade names	6	6,000	5,338	6,000	5,148
Technology and software	2 to 5	13,330	6,199	13,330	5,607
Non-competition agreements	2 to 5	920	153	2,020	1,347
Customer contracts	1	260	154	260	101
Total		$98,273	$67,184	$97,518	$65,624
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
Intangible asset amortization expense was $2.9 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of March 31, 2022.

Year Ending December 31,	Estimated Amortization Expense(1)
2022	$11,198
2023	$7,904
2024	$4,514
2025	$3,386
2026	$2,435
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
5. Revenues
For the three months ended March 31, 2022 and 2021, we recognized revenues of $260.0 million and $203.2 million, respectively. Of the $260.0 million recognized in the first quarter of 2022, we recognized revenues of $1.9 million from obligations satisfied, or partially satisfied, in prior periods, of which $1.0 million was primarily due to the release of allowances on receivables from clients and unbilled services, and $0.9 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $203.2 million recognized in the first quarter of 2021, we recognized revenues of $4.8 million from obligations satisfied, or partially satisfied, in prior periods, of which $2.5 million was primarily due to the release of allowances on receivables from clients and unbilled services, and $2.3 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements.
As of March 31, 2022, we had $89.8 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $89.8 million of performance obligations, we expect to recognize approximately $35.6 million as revenue in 2022, $28.5 million in 2023, and the remaining $25.7 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of March 31, 2022 and December 31, 2021 was $33.1 million and $23.7 million, respectively. The $9.4 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of March 31, 2022 and December 31, 2021, was $21.6 million and $19.2 million, respectively. The $2.4 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three months ended March 31, 2022, $13.1 million of revenues recognized were included in the deferred revenues balance as of December 31, 2021.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
6. Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Diluted earnings per share reflects the potential reduction in earnings per share that could occur if securities or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method. Such securities or other contracts include unvested restricted stock awards, unvested restricted stock units, and outstanding common stock options, to the extent dilutive. In periods for which we report a net loss, diluted weighted average common shares outstanding excludes all potential common stock equivalents as their impact on diluted net loss per share would be anti-dilutive.
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended March 31,
	2022	2021
Net income	$26,852	$5,405

Weighted average common shares outstanding – basic	20,850	21,932
Weighted average common stock equivalents	317	409
Weighted average common shares outstanding – diluted	21,167	22,341

Net income per basic share	$1.29	$0.25
Net income per diluted share	$1.27	$0.24
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above for the three months ended March 31, 2022 and 2021 were 0.4 million shares and less than 0.1 million shares, respectively, and related to unvested restricted stock and outstanding common stock options.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. During the third quarter of 2021, our board of directors authorized an extension of the share repurchase program through December 31, 2022 and increased the authorized amount to $100 million. During the first quarter of 2022, our board of directors authorized a further extension through December 31, 2023 and increased the authorized amount to $200 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. All shares repurchased and retired are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.
In the three months ended March 31, 2022, we repurchased and retired 523,399 shares for $23.9 million, and settled the repurchase of 3,820 shares for $0.2 million that were accrued as of December 31, 2021. In the three months ended March 31, 2021, we repurchased and retired 245,718 shares for $13.2 million, of which $1.7 million settled in the second quarter of 2021. As of March 31, 2022, $106.3 million remained available for share repurchases under our share repurchase program.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	March 31, 2022	December 31, 2021
Senior secured credit facility	$335,000	$230,000
Promissory note due 2024	—	2,780
Total long-term debt	335,000	232,780
Current maturities of long-term debt	—	(559)
Long-term debt, net of current portion	$335,000	$232,221
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At March 31, 2022, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.24 to 1.00 and a Consolidated Interest Coverage Ratio of 19.08 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at March 31, 2022 totaled $335.0 million. These borrowings carried a weighted average interest rate of 2.1%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity.” Borrowings outstanding under the Amended Credit Agreement at December 31, 2021 were $230.0 million and carried a weighted average interest rate of 2.7%, including the effect of the interest rate swaps. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2022, we

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
had outstanding letters of credit totaling $0.7 million, which are used as security deposits for our office facilities. As of March 31, 2022, the unused borrowing capacity under the revolving credit facility was $264.3 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed from the sellers of the aircraft a promissory note with an outstanding principal balance of $5.1 million. In the first quarter of 2022, we completed the sale of the aircraft to a third-party and used a portion of the sale proceeds to pay the remaining principal and unpaid interest on the promissory note. Prior to the repayment of the promissory note, the principal balance of the promissory note was subject to scheduled monthly principal payments until the maturity date of March 1, 2024. Under the terms of the promissory note, we paid interest on the outstanding principal amount at a rate of one month LIBOR plus 1.97% per annum. At December 31, 2021, the outstanding principal amount of the promissory note was $2.8 million, and the aircraft had a carrying amount of $3.7 million. As a result of the sale, we recognized a gain of $1.0 million and we no longer own any aircraft.
8. Restructuring Charges
Restructuring charges for the three months ended March 31, 2022 were $1.6 million, compared to $0.6 million for the three months ended March 31, 2021. The $1.6 million of restructuring charges recognized in the first quarter of 2022 included $0.6 million of rent and related expenses, net of sublease income, for previously vacated office spaces, $0.5 million of employee-related expenses, $0.3 million of accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use, and $0.1 million for third-party transaction expenses related to the modification of our operating model. The $0.6 million of restructuring charges recognized in the first quarter of 2021 primarily related to rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for vacated office spaces.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the three months ended March 31, 2022.

	Employee Costs	Other	Total
Balance as of December 31, 2021	$573	$567	$1,140
Additions	500	95	595
Payments	(324)	(121)	(445)
Adjustments	7	—	7
Balance as of March 31, 2022	$756	$541	$1,297
All of the $0.8 million restructuring charge liability related to employee costs at March 31, 2022 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits in our consolidated balance sheet. All of the $0.5 million other restructuring charge liability at March 31, 2022 is expected to be paid over the next 12 months and is included as a component of accrued expenses and other current liabilities in our consolidated balance sheet.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
We recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. We have designated these derivative instruments as cash flow hedges. Therefore, changes in the fair value of the derivative instruments are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense, net of interest income upon settlement. As of March 31, 2022, it was anticipated that $0.6 million of the gains, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The table below sets forth additional information relating to the interest rate swaps designated as a cash flow hedging instrument as of March 31, 2022 and December 31, 2021.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	March 31, 2022	December 31, 2021
Prepaid expenses and other current assets	$1,019	$—
Other non-current assets	$4,501	$1,210
Accrued expenses and other current liabilities	$183	$1,604
Deferred compensation and other liabilities	$—	$149
All of our derivative instruments are transacted under the International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is our policy to record all derivative assets and liabilities on a gross basis in our consolidated balance sheet.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	Level 1	Level 2	Level 3	Total
March 31, 2022
Assets:
Interest rate swap	$—	$5,520	$—	$5,520
Convertible debt investment	—	—	62,301	62,301
Deferred compensation assets	—	36,913	—	36,913
Total assets	$—	$42,433	$62,301	$104,734
Liabilities:
Interest rate swaps	$—	$183	$—	$183
Contingent consideration for business acquisitions	—	—	4,620	4,620
Total liabilities	$—	$183	$4,620	$4,803
December 31, 2021
Assets:
Interest rate swap	$—	$627	$—	$627
Convertible debt investment	—	—	65,918	65,918
Deferred compensation assets	—	39,430	—	39,430
Total assets	$—	$40,057	$65,918	$105,975
Liabilities:
Interest rate swaps	$—	$1,170	$—	$1,170
Contingent consideration for business acquisition	—	—	3,743	3,743
Total liabilities	$—	$1,170	$3,743	$4,913
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
Convertible debt investment: Since 2014, we have invested $40.9 million in the form of 1.69% convertible debt in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight, a U.S.-based company that partners with leading nonprofit universities to increase access to and retention of international students, boost institutional growth, and enhance an institution’s global footprint. The convertible notes will mature on January 17, 2024, unless converted earlier.
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2024; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 22.5% as of both March 31, 2022 and December 31, 2021; and the concluded equity volatility of 40.0% and 45.0% as of March 31, 2022 and December 31, 2021, respectively, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investments in our consolidated balance sheets.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the balance of the convertible debt investment for the three months ended March 31, 2022.

Convertible Debt Investment
Balance as of December 31, 2021	$65,918
Change in fair value	(3,617)
Balance as of March 31, 2022	$62,301
Deferred compensation assets: We have a non-qualified deferred compensation plan (the “Plan”) for the members of our board of directors and a select group of our employees. The deferred compensation liability is funded by the Plan assets, which consist of life insurance policies maintained within a trust. The cash surrender value of the life insurance policies approximates fair value and is based on third-party broker statements which provide the fair value of the life insurance policies' underlying investments, which are Level 2 inputs. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The Plan assets are included in other non-current assets in our consolidated balance sheets. Realized and unrealized gains (losses) from the deferred compensation assets are recorded to other income (expense), net in our consolidated statements of operations.
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was 2.6% as of March 31, 2022. As of December 31, 2021, the discount rate used in the fair value measurements of our contingent consideration was in a range of 2.4% to 5.1% with a weighted average of 3.7%. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the three months ended March 31, 2022.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2021	$3,743
Acquisition	869
Payment	(4)
Change in fair value	12
Balance as of March 31, 2022	$4,620
Financial assets and liabilities not recorded at fair value on a recurring basis are as follows:
Medically Home Preferred Stock Investment
In the fourth quarter of 2019, we invested $5.0 million in Medically Home Group, Inc. (“Medically Home”), a hospital-at-home company. The investment was made in the form of preferred stock. To determine the appropriate accounting treatment for our preferred stock investment, we performed a VIE analysis and concluded that Medically Home does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the preferred stock is not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment for our investment in Medically Home to be that of an equity security with no readily determinable fair value. We elected to apply the measurement alternative at the time of the purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment in Medically Home. On a quarterly basis, we review the information available to determine whether an orderly and observable transaction for the same or similar equity instrument occurred, and remeasure to the fair value of the preferred stock using such identified transactions, with changes in the fair value recorded in consolidated statement of operations.
As of December 31, 2021, the carrying amount of our preferred stock investment was $6.7 million. During the first quarter of 2022, we recognized an unrealized gain of $27.0 million to increase the carrying amount of our preferred stock investment to $33.6 million, based on an observable price change of preferred stock issued by Medically Home with similar rights and preferences to our preferred stock investment. This observable price change is a Level 2 input. The $27.0 million unrealized gain is recorded to other income (expense), net in our consolidated statement of operations. Since our initial investment, we have recognized cumulative unrealized gains of $28.6 million. We have not identified any impairments of our investment.
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
Promissory Note due 2024
In the first quarter of 2022, we completed the sale of our aircraft to a third-party and used a portion of the sale proceeds to pay the remaining principal and unpaid interest on our promissory note due 2024. The carrying value of our promissory note due 2024 was stated at cost. The carrying value approximated fair value, using Level 2 inputs, as the promissory note bore interest at rates based on then-current market rates as set forth in the terms of the promissory note. Refer to Note 7 “Financing Arrangements” for additional information on our promissory note due 2024.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
11. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$(43)	$—	$(43)	$400	$—	$400
Unrealized gain (loss) on investment	$(3,617)	$956	$(2,661)	$(6,328)	$1,680	$(4,648)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$5,668	$(1,499)	$4,169	$1,189	$(337)	$852
Reclassification adjustments into earnings	212	(56)	156	780	(203)	577
Net unrealized gain (loss)	$5,880	$(1,555)	$4,325	$1,969	$(540)	$1,429
Other comprehensive income (loss)	$2,220	$(599)	$1,621	$(3,959)	$1,140	$(2,819)
The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.

Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2021	$(1,143)	$18,374	$(391)	$16,840
Current period change	(43)	(2,661)	4,325	1,621
Balance, March 31, 2022	$(1,186)	$15,713	$3,934	$18,461
12. Income Taxes
For the three months ended March 31, 2022, our effective tax rate was 29.6% as we recognized income tax expense of $11.3 million on income of $38.1 million. The effective tax rate of 29.6% was less favorable than the statutory rate, inclusive of state income taxes, of 26.4%, primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.
For the three months ended March 31, 2021, our effective tax rate was 22.1% as we recognized income tax expense of $1.5 million on income of $6.9 million. The effective tax rate of 22.1% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2021. This favorable item was partially offset by certain nondeductible expense items
As of March 31, 2022, we had $0.7 million of unrecognized tax benefits which would affect the effective tax rate of continuing operations if recognized. It is reasonably possible that approximately $0.1 million of the liability for unrecognized tax benefits could decrease in the next twelve months due to the expiration of statutes of limitations.
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
In the Amended Complaint, the Trustee asserted that Huron and the CRO, among others, did not develop and implement a Chapter 11 restructuring plan on a timely basis and that their failure to do so led to significant damages. The Trustee sought an unspecified amount of monetary damages in the Amended Complaint. We believe the Trustee’s allegations with respect to Huron and the CRO are without merit. On December 21, 2021, we filed a motion to dismiss all of the claims in the Amended Complaint. On April 19, 2022, the bankruptcy court entered an order staying all of the Trustee’s claims against Huron and the CRO after (i) finding that the state law claims were subject to arbitration and (ii) exercising its discretion to stay the non-state-law claims pending the arbitration proceeding. The Trustee has until May 3, 2022 to appeal the court’s order. Notwithstanding the foregoing, given the inherent risk and uncertainty associated with all litigation, we cannot estimate the potential liability with respect to such allegations at this time.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.7 million were outstanding at both March 31, 2022 and December 31, 2021, primarily to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of March 31, 2022 and December 31, 2021, the total estimated fair value of our outstanding contingent consideration liability was $4.6 million and $3.7 million, respectively.
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
14. Segment Information
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker, who is our chief executive officer, manages the business under three operating segments, which are our reportable segments: Healthcare, Education and Commercial.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we began reporting under the following three industries, which are our reportable segments: Healthcare, Education and Commercial. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment includes all revenue and costs associated with engagements delivered in the respective segments' industries. The new Healthcare and Education segments include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment includes some revenue and costs historically reported in the Education segment. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. These changes create greater transparency for investors by improving visibility into the core drivers of our business. While our consolidated results have not been impacted, our historical segment information has been recast for consistent presentation.
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems, academic health systems, community health systems, and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups, payors, and long-term care or post-acute providers. Our Healthcare professionals have a depth of expertise in business operations, including financial and operational improvement, care transformation, and revenue cycle managed services; digital solutions; organizational transformation; financial advisory and strategy and innovation. Most healthcare organizations are focused on establishing a sustainable long-term strategy and business model centered around optimal cost structures, reimbursement models and financial strategies; changing the way care is delivered, particularly in light of personnel shortages, and improving access to care; and evolving their digital capabilities to more effectively manage their business. Our solutions help clients adapt to this rapidly changing healthcare environment to become a more agile, efficient and consumer-centric organization. We use our deep industry, functional and technical expertise to help clients solve a diverse set of business issues, including, but not limited to, optimizing financial and operational performance, improving care delivery and clinical outcomes, increasing physician, patient and employee satisfaction, and maximizing return on technology investments.
•Education
Our Education segment serves public and private colleges and universities, research institutes and other education-related organizations. Our Education professionals have a depth of expertise in strategy and innovation; business operations, including the research enterprise and student and alumni lifecycle; digital solutions; and organizational transformation. Our Education segment clients are increasingly faced with strategic, financial and/or enrollment challenges as well as increased competition. We combine our deep industry, functional and technical expertise to help clients solve their most pressing challenges, including, but not limited to, transforming business operations with technology; strengthening research strategies and support services; evolving their organizational strategy; optimizing financial and operational performance; applying innovative enrollment strategies; and enhancing the student lifecycle.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving the commercial industries more broadly, including professional and business services, life sciences, consumer products, and nonprofit. Our Commercial professionals have deep industry, functional and technical expertise that they put forward when delivering our digital, strategy and innovation and financial advisory (special situation advisory and corporate finance advisory) services. In today’s disruptive environment, organizations must reimagine their historical strategies and financial and operating models to sustain and advance their competitive advantage. Our experts help organizations across industries with a variety of business challenges, including, but not limited to, embedding technology and analytics throughout their internal and customer-facing operations, developing insights into the needs of tomorrow’s customers in order to evolve their enterprise and business unit strategies, bringing new products to market, managing through stressed and distressed situations to create a viable path forward for stakeholders and executing mergers and acquisitions, finance offerings and risk mitigation strategies.
Segment operating income consists of the revenues generated by a segment, less operating expenses that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate office support costs, office facility costs, costs

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
related to accounting and finance, human resources, legal, marketing, information technology, and company-wide business development functions, as well as costs related to overall corporate management. Our chief operating decision maker does not evaluate segments using asset information.
The table below sets forth information about our operating segments for the three months ended March 31, 2022 and 2021, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended March 31,
	2022	2021
Healthcare:
Revenues	$121,876	$95,975
Operating income	$28,032	$23,827
Segment operating income as a percentage of segment revenues	23.0%	24.8%
Education:
Revenues	$80,662	$51,342
Operating income	$14,306	$8,537
Segment operating income as a percentage of segment revenues	17.7%	16.6%
Commercial:
Revenues	$57,511	$55,896
Operating income	$12,214	$9,850
Segment operating income as a percentage of segment revenues	21.2%	17.6%
Total Huron:
Revenues	$260,049	$203,213
Reimbursable expenses	4,726	1,934
Total revenues and reimbursable expenses	$264,775	$205,147

Segment operating income	$54,552	$42,214
Items not allocated at the segment level:
Other operating expenses	33,548	28,879
Depreciation and amortization	5,046	5,095
Operating income	15,958	8,240
Other income (expense), net	22,169	(1,299)
Income before taxes	$38,127	$6,941
The following table illustrates the disaggregation of revenues by capability, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
	Healthcare	Education	Commercial	Total
Capability
Consulting and Managed Services	$83,759	$44,181	$22,644	$150,584
Digital	38,117	36,481	34,867	109,465
Total	$121,876	$80,662	$57,511	$260,049

	Three Months Ended March 31, 2021
	Healthcare	Education	Commercial	Total
Capability
Consulting and Managed Services	$66,929	$28,033	$27,589	$122,551
Digital	29,046	23,309	28,307	80,662
Total	$95,975	$51,342	$55,896	$203,213

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
For the three months ended March 31, 2022 and 2021, substantially all of our revenues were recognized over time. At March 31, 2022 and December 31, 2021, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the three months ended March 31, 2022 and 2021, no single client generated greater than 10% of our consolidated revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” “goals,” “guidance,” or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: the impact of the COVID-19 pandemic on the economy; our clients and client demand for our services, and our ability to sell and provide services, including the measures taken by governmental authorities and businesses in response to the pandemic, which may cause or contribute to other risks and uncertainties that we face; failure to achieve expected utilization rates, billing rates, and the number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
OVERVIEW
Our Business
Huron is a global professional services firm that collaborates with clients to put possible into practice by creating sound strategies, optimizing operations, accelerating digital transformation, and empowering businesses and their people to own their future. By embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
Effective January 1, 2022, we modified our operating model to expand and more deeply integrate our industry expertise with our digital, strategic and financial advisory capabilities. The new operating model will strengthen Huron’s go-to-market strategy, drive efficiencies that support margin expansion, and position the company to accelerate growth.
To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we began reporting under the following three industries, which are our reportable segments: Healthcare, Education and Commercial. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment includes all revenue and costs associated with engagements delivered in the respective segments' industries. The new Healthcare and Education segments include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment includes some revenue and costs historically reported in the Education segment. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. These changes create greater transparency for investors by improving visibility into the core drivers of our business. While our consolidated results have not been impacted, our historical segment information has been recast for consistent presentation. See below for additional information on our operating industries and principal capabilities.
Operating Industries
We provide our services and manage our business under three operating industries, which are also our operating segments: Healthcare, Education and Commercial.
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems, academic health systems, community health systems, and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups, payors, and long-term care or post-acute providers. Our Healthcare professionals have a depth of expertise in business operations, including financial and operational improvement, care transformation, and revenue cycle managed services; digital solutions; organizational transformation; financial advisory and strategy and innovation. Most healthcare organizations are focused on establishing a sustainable long-term strategy and business model centered around optimal cost structures, reimbursement models and financial strategies; changing the way care is delivered, particularly in light of personnel shortages, and improving access to care; and

evolving their digital capabilities to more effectively manage their business. Our solutions help clients adapt to this rapidly changing healthcare environment to become a more agile, efficient and consumer-centric organization. We use our deep industry, functional and technical expertise to help clients solve a diverse set of business issues, including, but not limited to, optimizing financial and operational performance, improving care delivery and clinical outcomes, increasing physician, patient and employee satisfaction, and maximizing return on technology investments.
•Education
Our Education segment serves public and private colleges and universities, research institutes and other education-related organizations. Our Education professionals have a depth of expertise in strategy and innovation; business operations, including the research enterprise and student and alumni lifecycle; digital solutions; and organizational transformation. Our Education segment clients are increasingly faced with strategic, financial and/or enrollment challenges as well as increased competition. We combine our deep industry, functional and technical expertise to help clients solve their most pressing challenges, including, but not limited to, transforming business operations with technology; strengthening research strategies and support services; evolving their organizational strategy; optimizing financial and operational performance; applying innovative enrollment strategies; and enhancing the student lifecycle.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving the commercial industries more broadly, including professional and business services, life sciences, consumer products, and nonprofit. Our Commercial professionals have deep industry, functional and technical expertise that they put forward when delivering our digital, strategy and innovation and financial advisory (special situation advisory and corporate finance advisory) services. In today’s disruptive environment, organizations must reimagine their historical strategies and financial and operating models to sustain and advance their competitive advantage. Our experts help organizations across industries with a variety of business challenges, including, but not limited to, embedding technology and analytics throughout their internal and customer-facing operations, developing insights into the needs of tomorrow’s customers in order to evolve their enterprise and business unit strategies, bringing new products to market, managing through stressed and distressed situations to create a viable path forward for stakeholders and executing mergers and acquisitions, finance offerings and risk mitigation strategies.
Capabilities
Within each of our reportable segments, we provide services under two principal capabilities: i) Consulting and Managed Services and ii) Digital.
•Consulting and Managed Services
Our Consulting and Managed Services capabilities represent all of our management consulting services, managed services (excluding technology-related managed services) and outsourcing services delivered across industries. Our Consulting and Managed Services experts help our clients address a variety of strategic, operational, financial, people and organizational-related challenges.
•Digital
Our Digital capabilities represent all of our technology and analytics services, including technology-related managed services, and software products revenue delivered across industries. Our Digital experts help our clients address a variety of business challenges, including, but not limited to, designing and implementing technologies to accelerate transformation, facilitate data-driven decision making and improve customer and employee experiences.
We have expanded our ecosystem to work with more than 25 technology partners, and we are an Oracle partner, a Gold-level consulting partner with Salesforce.com and a Premium Partner with Salesforce.org, a Workday Services and Software Partner, an Amazon Web Services consulting partner, a Silver-level system integrator with Informatica and an SAP Concur implementation partner.
Business Strategy, Opportunities and Challenges
Our primary strategy is to be the premier transformation partner to our clients, meeting their needs by providing a balanced portfolio of service and product offerings so that we can adapt quickly and effectively to emerging opportunities in the marketplace. To achieve our strategic and financial objectives, we remain focused on accelerating growth in healthcare and education, growing our presence in the commercial industries, advancing our integrated digital platform, building a more sustainable base of revenue to drive more consistent growth, strategically deploying capital to accelerate our strategy and return capital to shareholders, and investing in and growing our talented team, including attracting and retaining our managing directors, our senior most practitioners that lead our revenue generation efforts. We regularly evaluate the performance of our businesses to ensure our investments meet these objectives.
COMPONENTS OF OPERATING RESULTS
Revenues
Our revenues are primarily generated by our employees who provide consulting and other professional services to our clients and are billable to our clients based on the number of hours worked, services provided, or achieved outcomes. We refer to these employees as our revenue-generating professionals. Revenues are primarily driven by the number of revenue-generating professionals we employ as well as the total value, scope, and terms of the consulting contracts under which they provide services. We also engage independent contractors to supplement our revenue-generating professionals on client engagements as needed.
We generate our revenues from providing professional services and software products under the following four types of billing arrangements: fixed-fee (including software license revenue); time-and-expense; performance-based; and software support, maintenance and subscriptions.
•Fixed-fee (including software license revenue): In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. Fixed-fee arrangements also include software licenses for our revenue cycle management software and research administration and compliance software.
•Time-and-expense: Under time-and-expense billing arrangements, we require the client to pay based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include speaking engagements, conferences and publications purchased by our clients.
•Performance-based: In performance-based fee billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we earn a success fee when and if certain predefined outcomes occur. Often, performance-based fees supplement our time-and-expense or fixed-fee engagements. The level of performance-based fees earned may vary based on our clients’ risk sharing preferences and the mix of services we provide.
•Software support, maintenance and subscriptions: Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized.
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
Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts, the number of our revenue-generating professionals who are available to work, our revenue-generating professionals' utilization rate, and the bill rates we charge our clients. Our utilization rate can be negatively affected by increased hiring because there is generally a transition period for new professionals that results in a temporary drop in our utilization rate. Our utilization rate can also be affected by seasonal variations in the demand for our services from our clients. For example, during the third and fourth quarters of the year, vacations taken by our clients can result in the deferral of activity on existing and new engagements, which would negatively affect our utilization rate. The number of business work days is also affected by the number of vacation days taken by our consultants and holidays in each quarter. We typically have fewer business work days available in the fourth quarter of the year, which can impact revenues during that period.
Reimbursable Expenses
Reimbursable expenses that are billed to clients, primarily relating to travel and out-of-pocket expenses incurred in connection with client engagements, are included in total revenues and reimbursable expenses. Reimbursable expenses are recognized as expenses in the period in which the expense is incurred. Subcontractors that are billed to clients at cost are also included in reimbursable expenses. When billings do not specifically identify reimbursable expenses, we allocate the portion of the billings equivalent to these expenses to reimbursable expenses.
We manage our business on the basis of revenues before reimbursable expenses, which we believe is the most accurate reflection of our services because it eliminates the effect of reimbursable expenses that we bill to our clients at cost.

Operating Expenses
Our most significant expenses are costs classified as direct costs. Direct costs primarily consist of payroll costs which includes salaries, performance bonuses, share-based compensation, signing and retention bonuses, payroll taxes, and benefits for our revenue-generating professionals. Direct costs also include fees paid to independent contractors that we retain to supplement our revenue-generating professionals, typically on an as-needed basis for specific client engagements, and technology costs, product and event costs, and commissions. Direct costs exclude amortization of intangible assets and software development costs and reimbursable expenses, both of which are separately presented in our consolidated statements of operations.
Selling, general and administrative expenses consist primarily of salaries, performance bonuses, payroll taxes, benefits, and share-based compensation for our support personnel. Also included in selling, general and administrative expenses is third-party professional fees, software licenses and hosting expenses, rent and other office related expenses, sales and marketing related expenses, recruiting and training expenses, and practice administration and meetings expenses.
Other operating expenses include restructuring charges, depreciation expense, and amortization expense related to internally developed software costs and intangible assets acquired in business combinations. In the first quarter of 2022, we began presenting depreciation and amortization expense inclusive of amortization of intangible assets and software development costs previously presented within total direct costs and reimbursable expenses. We have recast our historical presentation of our consolidated statement of operations for consistent presentation.
Segment Results
Segment operating income consists of the revenues generated by a segment, less operating expenses that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate office support costs, office facility costs, costs related to accounting and finance, human resources, legal, marketing, information technology, and company-wide business development functions, as well as costs related to overall corporate management.
Non-GAAP Measures
We also assess our results of operations using the following non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, adjusted EBITDA as a percentage of revenues, adjusted net income, and adjusted diluted earnings per share ("EPS"). These non-GAAP financial measures differ from GAAP because they exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.
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
These non-GAAP financial measures include adjustments for the following items:
Amortization of intangible assets: We exclude the effect of amortization of intangible assets from the calculation of adjusted net income, as it is inconsistent in its amount and frequency and is significantly affected by the timing and size of our acquisitions.
Restructuring charges: We have incurred charges due to the restructuring of various parts of our business. These restructuring charges have primarily consisted of costs associated with office space consolidations, including lease impairment charges and accelerated depreciation on lease-related property and equipment, and severance charges. We exclude the effect of the restructuring charges from our non-GAAP measures to permit comparability with periods that are not impacted by these items.
Other losses (gains): We exclude the effect of other losses (gains), which primarily relate to changes in the estimated fair value of our liabilities for contingent consideration related to business acquisitions, to permit comparability with periods that are not impacted by these items.
Transaction-related expenses: To permit comparability with prior periods, we exclude the impact of third-party legal and accounting fees incurred related to business acquisitions.

Unrealized gain on preferred stock investment: We exclude the effect of unrealized gains related to changes in the fair value of our preferred stock investment in Medically Home Group, Inc. (“Medically Home”), which are recognized when an observable price change occurs. These unrealized gains are included as a component of other income (expense), net. We believe that these unrealized gains are not indicative of the ongoing performance of our business and their exclusion permits comparability with prior periods.
Foreign currency transaction losses (gains), net: We exclude the effect of foreign currency transaction losses and gains from the calculation of adjusted EBITDA because the amount of each loss or gain is significantly affected by changes in foreign exchange rates.
Tax effect of adjustments: The non-GAAP income tax adjustment reflects the incremental tax impact applicable to the non-GAAP adjustments.
Income tax expense, Interest expense, net of interest income, Depreciation and amortization: We exclude the effects of income tax expense, interest expense, net of interest income, and depreciation and amortization in the calculation of EBITDA, as these are customary exclusions as defined by the calculation of EBITDA to arrive at meaningful earnings from core operations excluding the effect of such items. We include, within the depreciation and amortization adjustment, the amortization of capitalized implementation costs of our ERP and other related software, which is included within selling, general and administrative expenses on our consolidated statement of operations.
Revenue-Generating Professionals
Our revenue-generating professionals consist of our full-time consultants who generate revenues based on the number of hours worked; full-time equivalents, which consists of coaches and their support staff within the Culture and Organizational excellence solution, consultants who work variable schedules as needed by clients, and full-time employees who provide software support and maintenance services to clients; and our Healthcare Managed Services employees who provide revenue cycle billing, collections insurance verification and change integrity services to clients.
Utilization Rate
The utilization rate of our revenue-generating professionals is calculated by dividing the number of hours our billable consultants worked on client assignments during a period by the total available working hours for these billable consultants during the same period. Available hours are determined by the standard hours worked by each billable consultant, adjusted for part-time hours, and U.S. standard work weeks. Available working hours exclude local country holidays and vacation days. Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.
RESULTS OF OPERATIONS
Executive Highlights
Highlights from the first quarter of 2022 include:
•Revenues increased 28.0% to $260.0 million for the first quarter of 2022 from $203.2 million for the first quarter of 2021
•Revenues within our Digital capability increased 35.7% in the first quarter of 2022, compared to the first quarter of 2021
•Operating margin increased to 6.1% for the first quarter of 2022, compared to 4.1% for the first quarter of 2021
•Diluted EPS increased to $1.27 for the first quarter of 2022, compared to $0.24 for the first quarter of 2021
•Adjusted diluted EPS increased to $0.49 for the first quarter of 2022, compared to $0.35 for the first quarter of 2021
•Returned $24.1 million to shareholders through share repurchases in the first quarter of 2022
Revenues increased $56.8 million, or 28.0%, to $260.0 million for the first quarter of 2022 from $203.2 million for the first quarter of 2021. The increase in revenues reflects strengthened demand for services in all of our segments, as well as the favorable comparison against results for the first quarter of 2021 in our Healthcare and Education segments which were more significantly impacted by the COVID-19 pandemic as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic. Beginning in the second quarter of 2021, we saw strengthened demand for our services and an increase in our pipeline that continued through 2021 and into 2022. Revenues for the first quarter of 2022 increased 4.7% compared to the fourth quarter of 2021.
In our Consulting and Managed Services capability, revenues for the first quarter of 2022 increased 22.9% compared to the first quarter of 2021, and reflected strengthened demand in our Healthcare and Education segments. The utilization rate within our Consulting capability increased to 71.4% in the first quarter of 2022, compared to 66.4% in the first quarter of 2021.

Revenues within our Digital capability increased 35.7% in the first quarter of 2022 compared to the first quarter of 2021, and reflected strengthened demand in all of our segments. The utilization rate within our Digital capability increased to 72.4% in the first quarter of 2022, compared to 71.3% in the first quarter of 2021.
The total number of revenue-generating professionals increased to 4,023 as of March 31, 2022, compared to 3,116 as of March 31, 2021, as a result of the overall increase in demand for our services, particularly within our Healthcare and Education segments, as well as headcount increases in connection with business acquisitions. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as payroll costs are the most significant portion of our operating expenses.
Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 6.1% for the three months ended March 31, 2022 compared to 4.1% for the three months ended March 31, 2021, driven by strong revenue growth that outpaced increases in operating expenses.
Net income increased $21.4 million to $26.9 million for the three months ended March 31, 2022 from $5.4 million for the same period last year. The increase in net income was primarily attributable to a $19.8 million unrealized gain, net of tax, related to the increase in the fair value of our preferred stock investment in Medically Home. As a result of the increase in net income, diluted earnings per share for the first quarter of 2022 was $1.27 compared to $0.24 for the first quarter of 2021. Adjusted diluted earnings per share was $0.49 for the first quarter of 2022, compared to $0.35 for the first quarter of 2021.
During the first quarter of 2022, we repurchased 523,399 shares for $23.9 million and settled the repurchase of 3,820 shares for $0.2 million that were accrued as of December 31, 2021 for a total repurchase of 527,219 shares for $24.1 million.
Summary of Results
Effective January 1, 2022, we modified our operating model to expand and more deeply integrate our industry expertise with our digital, strategic and financial advisory capabilities. The new operating model will strengthen Huron’s go-to-market strategy, drive efficiencies that support margin expansion, and position the company to accelerate growth.
To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we began reporting under the following three industries, which are our reportable segments: Healthcare, Education and Commercial. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment includes all revenue and costs associated with engagements delivered in the respective segments' industries. The new Healthcare and Education segments include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment includes some revenue and costs historically reported in the Education segment. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. These changes create greater transparency for investors by improving visibility into the core drivers of our business. While our consolidated results have not been impacted, our historical segment information has been recast for consistent presentation.
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2022	2021
Healthcare:
Revenues	$121,876	$95,975
Operating income	$28,032	$23,827
Segment operating income as a percentage of segment revenues	23.0%	24.8%
Education:
Revenues	$80,662	$51,342
Operating income	$14,306	$8,537
Segment operating income as a percentage of segment revenues	17.7%	16.6%
Commercial:
Revenues	$57,511	$55,896
Operating income	$12,214	$9,850
Segment operating income as a percentage of segment revenues	21.2%	17.6%
Total Huron:
Revenues	$260,049	$203,213
Reimbursable expenses	4,726	1,934
Total revenues and reimbursable expenses	$264,775	$205,147

Segment operating income	$54,552	$42,214

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2022	2021
Items not allocated at the segment level:
Other operating expenses	33,548	28,879
Depreciation and amortization	5,046	5,095
Operating income	15,958	8,240
Other income (expense), net	22,169	(1,299)
Income before taxes	38,127	6,941
Income tax expense	11,275	1,536
Net income	$26,852	$5,405
Earnings per share:
Basic	$1.29	$0.25
Diluted	$1.27	$0.24

Other Operating Data:
Number of revenue-generating professionals by segment (at period end)(5):
Healthcare	1,647	1,130
Education	1,231	871
Commercial (1)	1,145	1,115
Total	4,023	3,116

Revenue by capability:
Consulting and Managed Services (2)	$150,584	$122,551
Digital	109,465	80,662
Total	$260,049	$203,213

Number of revenue-generating professionals by capability (at period end):
Consulting and Managed Services (3)	2,003	1,376
Digital	2,020	1,740
Total	4,023	3,116

Utilization rate by capability(4):
Consulting	71.4%	66.4%
Digital	72.4%	71.3%
(1)The majority of our revenue-generating professionals within our Commercial segment can provide services across all of our industries, including healthcare and education.
(2)Managed Services capability revenue within our Healthcare segment for the three months ended March 31, 2022 and March 31, 2021 was $13.8 million and $7.7 million, respectively.
Managed Services capability revenue within our Education segment for the three months ended March 31, 2022 and March 31, 2021 was $3.4 million and $2.2 million, respectively.
(3)The number of Managed Services revenue-generating professionals within our Healthcare segment as of March 31, 2022 and March 31, 2021 was 543 and 114, respectively.
The number of Managed Services revenue-generating professionals within our Education segment as of March 31, 2022 and March 31, 2021 was 92 and 52, respectively.
(4)Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.
(5)During the first quarter of 2022, we reclassified certain Digital revenue-generating professionals within our Healthcare and Education segments to our Commercial segment as these professionals can provide services across all of our industries. This reclassification did not impact the total headcount within our Digital capability for any period. The prior period headcount has been revised for consistent presentation.
The number of revenue-generating professionals within our Healthcare segment at December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021 were 1,117; 1,130; 1,443; 1,575; and 1,596, respectively.

The number of revenue-generating professional within our Education segment at December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021 were 873; 871; 885; 958; and 1,050, respectively.
The number of revenue-generating professional within our Commercial segment at December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021 were 1,059; 1,115; 1,131; 1,191; and 1,130, respectively.
Non-GAAP Measures

	Three Months Ended March 31,
	2022	2021
Revenues	$260,049	$203,213
Net income	$26,852	$5,405
Add back:
Income tax expense	11,275	1,536
Interest expense, net of interest income	2,196	1,719
Depreciation and amortization	7,122	6,551
Earnings before interest, taxes, depreciation and amortization (EBITDA)	47,445	15,211
Add back:
Restructuring charges	1,555	628
Other losses	12	42
Transaction-related expenses	50	170
Unrealized gain on preferred stock investment	(26,964)	—
Foreign currency transaction losses, net	19	403
Adjusted EBITDA	$22,117	$16,454
Adjusted EBITDA as a percentage of revenues	8.5%	8.1%

	Three Months Ended March 31,
	2022	2021
Net income	$26,852	$5,405
Weighted average shares - diluted	21,167	22,341
Diluted earnings per share	$1.27	$0.24
Add back:
Amortization of intangible assets	2,860	2,399
Restructuring and other charges	1,555	628
Other losses	12	42
Transaction-related expenses	50	170
Unrealized gain on preferred stock investment	(26,964)	—
Tax effect of adjustments	5,959	(858)
Total adjustments, net of tax	(16,528)	2,381
Adjusted net income	$10,324	$7,786
Adjusted weighted average shares - diluted	21,167	22,341
Adjusted diluted earnings per share	$0.49	$0.35

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenues
Revenues by segment and capability for the three months ended March 31, 2022 and 2021 were as follows:

Revenues (in thousands)	Three Months Ended March 31,		Percent Increase (Decrease)
	2022	2021
Segment:
Healthcare	$121,876	$95,975	27.0%
Education	80,662	51,342	57.1%
Commercial	57,511	55,896	2.9%
Total revenues	$260,049	$203,213	28.0%

Capability:
Consulting and Managed Services	$150,584	$122,551	22.9%
Digital	109,465	80,662	35.7%
Total revenues	$260,049	$203,213	28.0%
Revenues increased $56.8 million, or 28.0%, to $260.0 million for the first quarter of 2022 from $203.2 million for the first quarter of 2021. The increase in revenues reflects strengthened demand for services in all of our segments, as well as the favorable comparison against results for the first quarter of 2021 in our Healthcare and Education segments which were more significantly impacted by the COVID-19 pandemic as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic. Additional information on our revenues by segment follows.
•Healthcare revenues increased $25.9 million, or 27.0%, driven by strengthened demand for our performance improvement and revenue cycle managed services solutions within our Consulting and Managed Services capability, as well as strengthened demand for our technology and analytics services within our Digital capability. Revenues in the first quarter of 2022 included $0.6 million of incremental revenues from our acquisition of Perception Health, Inc., which was completed in December 2021.
The number of revenue-generating professionals within our Healthcare segment grew 45.8% to 1,647 as of March 31, 2022, compared to 1,130 as of March 31, 2021, including an increase of 429 revenue-generating professionals within our Managed Services capability.
•Education revenues increased $29.3 million, or 57.1%, driven by strengthened demand for our research, strategy and operations, and student solutions within our Consulting and Managed Services capability, as well as strengthened demand for our technology and analytics services within our Digital capability. Revenues in the first quarter of 2022 included $2.3 million of incremental revenues from our acquisition of Whiteboard Communications Ltd., which was completed in December 2021.
The number of revenue-generating professionals within our Education segment grew 41.3% to 1,231 as of March 31, 2022, compared to 871 as of March 31, 2021.
•Commercial revenues increased $1.6 million, or 2.9%, driven by strengthened demand for our technology and analytics services within our Digital capability, partially offset by a decrease in revenues due to the divestiture of our Life Sciences business in the fourth quarter of 2021 as well as a decrease in demand for our financial advisory solutions within the Consulting and Managed Services capability. The Life Sciences business generated $4.7 million of revenues in the first quarter of 2021. Revenues in the first quarter of 2022 included $1.0 million of incremental revenues from our acquisitions of Unico Solution, Inc. and AIMDATA, LLC, which were completed in February 2021 and January 2022, respectively.
The number of revenue-generating professionals within our Commercial segment grew 2.7% to 1,145 as of March 31, 2022, compared to 1,115 as of March 31, 2021. This increase includes the impact of the divestiture of our Life Sciences business, which employed 73 revenue-generating professionals as of March 31, 2021.

Operating Expenses
Operating expenses for the first quarter of 2022 increased $51.9 million, or 26.4%, over the first quarter of 2021.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Three Months Ended March 31,				Increase / (Decrease)
	2022		2021
Direct costs	$187,247	72.0%	$148,115	72.9%	$39,132
Reimbursable expenses	4,756	1.8%	2,003	1.0%	2,753
Selling, general and administrative expenses	48,395	18.6%	39,808	19.6%	8,587
Restructuring charges	1,555	0.6%	628	0.3%	927
Depreciation and amortization	6,864	2.7%	6,353	3.1%	511
Total operating expenses	$248,817	95.7%	$196,907	96.9%	$51,910
Direct Costs
Direct costs increased $39.1 million, or 26.4%, to $187.2 million for the three months ended March 31, 2022 from $148.1 million for the three months ended March 31, 2021. The $39.1 million increase primarily related to a $33.0 million increase in payroll costs for our revenue-generating professionals, driven by increased headcount, annual salary increases that went into effect in the first quarter of 2022, and an increase in performance bonus expense; as well as a $4.6 million increase in contractor expense and a $1.5 million increase in technology costs. As a percentage of revenues, direct costs decreased to 72.0% during the first quarter of 2022, compared to 72.9% during the first quarter of 2021, primarily due to revenue growth that outpaced the increase in payroll costs for our revenue-generating professionals, partially offset by the increase in contractor expense, as a percentage of revenues.
Reimbursable Expenses
Reimbursable expenses are billed to clients at cost and primarily relate to travel and out-of-pocket expenses incurred in connection with client engagements. These expenses are also included in total revenues and reimbursable expenses. We manage our business on the basis of revenues before reimbursable expenses, which we believe is the most accurate reflection of our services because it eliminates the effect of reimbursable expenses that are also included as a component of operating expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $8.6 million, or 21.6%, to $48.4 million in the first quarter of 2022 from $39.8 million in the first quarter of 2021. The $8.6 million increase primarily related to a $5.1 million increase in payroll costs for our support personnel, driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2022, and increases in performance bonus expense and share-based compensation expense, partially offset by a $3.4 million decrease in deferred compensation expense attributable to the change in the market value of our deferred compensation liability. The decrease in deferred compensation expense is fully offset by a decrease in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. The overall increase in selling, general and administrative expenses also includes a $3.5 million increase in non-payroll costs which includes a $0.9 million increase in software and data hosting expenses, a $0.9 million increase in legal fees, and a $0.8 million increase in promotion and marketing expenses. These increases to non-payroll costs were partially offset by a $1.0 million gain recognized on the sale of our aircraft in the first quarter of 2022. As a percentage of revenues, selling, general and administrative expenses decreased to 18.6% during the first quarter of 2022, compared to 19.6% during the first quarter of 2021. This decrease was primarily attributable to the decrease in deferred compensation expense in the first quarter of 2022 compared to the first quarter of 2021.
Restructuring Charges
Restructuring charges for the first quarter of 2022 were $1.6 million, compared to $0.6 million for the first quarter of 2021. The $1.6 million of restructuring charges incurred in the first quarter of 2022 included $0.6 million for rent and related expenses, net of sublease income, for previously vacated office spaces, $0.5 million of employee-related expenses, $0.3 million of accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use, and $0.1 million for third-party transaction expenses related to the modification of our operating model. The $0.6 million of restructuring charges incurred in the first quarter of 2021 primarily related to rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for vacated office spaces.

Depreciation and Amortization
Depreciation and amortization expense, which includes amortization of intangible assets and software development costs previously presented separately, increased $0.5 million, or 8.0%, to $6.9 million for the three months ended March 31, 2022, compared to $6.4 million for the three months ended March 31, 2021. The $0.5 million increase in depreciation and amortization expense was primarily attributable to an increase in amortization of intangible assets acquired in business acquisitions completed subsequent to the first quarter of 2021.
Operating Income and Operating Margin
Operating income increased $7.7 million to $16.0 million in the first quarter of 2022 from $8.2 million in the first quarter of 2021. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 6.1% for the three months ended March 31, 2022, compared to 4.1% for the three months ended March 31, 2021.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended March 31,				Increase / (Decrease)
	2022		2021
Healthcare	$28,032	23.0%	$23,827	24.8%	$4,205
Education	14,306	17.7%	8,537	16.6%	5,769
Commercial	12,214	21.2%	9,850	17.6%	2,364
Total segment operating income	$54,552		$42,214		$12,338
•Healthcare operating income increased primarily due to the increase in revenues, partially offset by an increase in payroll costs for our revenue-generating professionals. The increase in payroll costs was driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2022, and an increase in performance bonus expense. Healthcare operating margin decreased primarily due to the increased payroll costs for our revenue-generating professionals, as a percentage of revenues.
•Education operating income increased primarily due to the increase in revenues, partially offset by an increase in payroll costs for our revenue-generating professionals and an increase in contractor expense. The increase in payroll costs was driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2022, and an increase in performance bonus expense. Education operating margin increased due to revenue growth that outpaced the increase in payroll costs, partially offset by the increase in contractor expenses, as a percentage of revenues.
•Commercial operating income increased primarily due to the increase in revenues and a decrease in payroll costs for our revenue-generating professionals, partially offset by an increase in contractor expense. The decrease in payroll costs for our revenue-generating professionals was primarily driven by the divestiture of our Life Sciences business in the fourth quarter of 2021, partially offset by an increase in performance bonus expense. Commercial operating margin increased due to the decrease in payroll costs for our revenue-generating professionals, partially offset by increases in contractor expense and payroll costs for our support personnel, as percentages of revenues.
Other Income (Expense), Net
Interest expense, net of interest income increased $0.5 million to $2.2 million in the first quarter of 2022 from $1.7 million in the first quarter of 2021 primarily attributable to higher levels of borrowing under our credit facility during the first quarter of 2022 compared to the first quarter of 2021. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income, net increased $23.9 million to $24.4 million in the first quarter of 2022 from $0.4 million in the first quarter of 2021. The increase in other income, net was primarily attributable to a $27.0 million unrealized gain related to the increase in the fair value of our preferred stock investment in Medically Home. See Note 10 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our preferred stock investment in Medically Home. This increase was partially offset by the $3.4 million decrease in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability. During the first quarter of 2022, we recognized a $2.6 million loss for the market value of our deferred compensation investments compared to a $0.8 million gain recognized in the first quarter of 2021.
Income Tax Expense
For the three months ended March 31, 2022, our effective tax rate was 29.6% as we recognized income tax expense of $11.3 million on income of $38.1 million. The effective tax rate of 29.6% was less favorable than the statutory rate, inclusive of state income taxes, of 26.4%, primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.
For the three months ended March 31, 2021, our effective tax rate was 22.1% as we recognized income tax expense of $1.5 million on income of $6.9 million. The effective tax rate of 22.1% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2021. This favorable item was partially offset by certain nondeductible expense items.
Net Income from Continuing Operations and Earnings per Share
Net income increased $21.4 million to $26.9 million for the three months ended March 31, 2022 from $5.4 million for the same period last year. The increase in net income was primarily attributable to a $19.8 million unrealized gain, net of tax, related to the increase in the fair value of our preferred stock investment in Medically Home. As a result of the increase in net income, diluted earnings per share for the first quarter of 2022 was $1.27 compared to $0.24 for the first quarter of 2021.
EBITDA and Adjusted EBITDA
EBITDA increased $32.2 million to $47.4 million for the three months ended March 31, 2022 from $15.2 million for the three months ended March 31, 2021. The increase in EBITDA was primarily attributable to the $27.0 million unrealized gain related to the increase in the fair value of our preferred stock investment as well as the increase in segment operating income, partially offset by an increase in corporate expenses.
Adjusted EBITDA increased $5.7 million to $22.1 million in the first quarter of 2022 from $16.5 million in the first quarter of 2021. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income, partially offset by an increase in corporate expenses, excluding the impact of restructuring charges on these items.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income increased $2.5 million to $10.3 million in the first quarter of 2022 compared to $7.8 million in the first quarter of 2021. As a result of the increase in adjusted net income, adjusted diluted earnings per share was $0.49 for the first quarter of 2022, compared to $0.35 for the first quarter of 2021.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $9.7 million and $20.8 million at March 31, 2022 and December 31, 2021. As of March 31, 2022, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Three Months Ended March 31,
Cash Flows (in thousands):	2022	2021
Net cash used in operating activities	$(79,099)	$(82,754)
Net cash used in investing activities	(3,316)	(8,037)
Net cash provided by financing activities	71,387	45,082
Effect of exchange rate changes on cash	(5)	155
Net decrease in cash and cash equivalents	$(11,033)	$(45,554)
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
Net cash used in operating activities decreased $3.7 million to $79.1 million for the three months ended March 31, 2022 from $82.8 million for the three months ended March 31, 2021. The decrease in net cash used in operating activities was primarily related to an increase in cash collections in the first three months of 2022 compared to the same prior year period, largely offset by an increase in salaries and related expenses for our employees and an increase in the amount paid for annual performance bonuses in the first quarter of 2022 compared to the first quarter of 2021.
Investing Activities
Our investing activities primarily consist of purchases of complementary businesses; purchases of property and equipment, primarily related to computers and related equipment for our employees and leasehold improvements and furniture for office spaces; payments related to internally developed cloud-based software sold to our clients; and investments. Our investments include a convertible note investment in Shorelight Holdings, LLC, a preferred stock investment in Medically Home, and investments in life insurance policies that are used to fund our deferred compensation liability.
The use of cash in the first three months of 2022 primarily consisted of $3.9 million for purchases of property and equipment, primarily related to purchases of leasehold improvements and furniture for certain office spaces and computers and related equipment; $2.3 million for the purchase of a business; and $2.1 million for payments related to internally developed software. These uses of cash for investing activities were partially offset by $4.8 million of cash received for the sale of our aircraft in the first quarter of 2022.
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
Financing Activities
Our financing activities primarily consist of borrowings and repayments under our senior secured credit facility, share repurchases, shares redeemed for employee tax withholdings upon vesting of share-based compensation, and payments for contingent consideration liabilities related to business acquisitions. See “Financing Arrangements” below for additional information on our senior secured credit facility.
Net cash provided by financing activities increased by $26.3 million to $71.4 million for the three months ended March 31, 2022 from $45.1 million for the three months ended March 31, 2021.
During the three months ended March 31, 2022, we borrowed $150.0 million under our credit facility, primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2022, and made repayments on our borrowings of $47.8 million. These repayments on our borrowings included the repayment of the outstanding principal of our promissory note due 2024 of $2.7 million from the proceeds received for the sale of our aircraft. Additionally, during the first three months of 2022, we repurchased and retired $23.9 million of our common stock under our share repurchase program discussed below, and settled $0.2 million of share repurchases that were accrued as of December 31, 2021. We also reacquired $6.9 million of common stock as a result of tax withholdings upon vesting of share-based compensation.
During the three months ended March 31, 2021, we borrowed $89.0 million primarily to fund our annual performance bonus payment and made repayments on our borrowings of $24.1 million. Additionally, during the first three months of 2021, we repurchased and retired $11.5 million of our common stock under our share repurchase program. We also reacquired $8.5 million of common stock as a result of tax withholdings upon vesting of share-based compensation.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. During the third quarter of 2021, our board of directors authorized an extension of the share repurchase program through December 31, 2022 and increased the authorized amount to $100 million. During the first quarter of 2022, our board of directors authorized a further extension through December 31, 2023 and increased the authorized amount to $200 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. As of March 31, 2022, $106.3 million remained available for share repurchases under our share repurchase program.
Financing Arrangements
At March 31, 2022, we had $335.0 million outstanding under our senior secured credit facility, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At March 31, 2022 and December 31, 2021, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of March 31, 2022 was 2.24 to 1.00, compared to 1.73 to 1.00 as of December 31, 2021. Our Consolidated Interest Coverage Ratio as of March 31, 2022 was 19.08 to 1.00, compared to 18.43 to 1.00 as of December 31, 2021.
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
Principal borrowings outstanding under the Amended Credit Agreement at March 31, 2022 and December 31, 2021 totaled $335.0 million and $230.0 million, respectively. These borrowings carried a weighted average interest rate of 2.1% at March 31, 2022 and 2.7% at December 31, 2021, including the impact of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2022, we had outstanding letters of credit totaling $0.7 million, which are primarily used as security deposits for our office facilities. As of March 31, 2022, the unused borrowing capacity under the revolving credit facility was $264.3 million.
For further information, see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements.
Future Financing Needs
Throughout 2021, our primary financing need was to support our operations and maintain our liquidity during the COVID-19 pandemic. As such, we took proactive measures to increase available cash on hand, including, but not limited to, borrowing under our senior secured credit facility, reducing discretionary operating and capital expenses, and electing to defer the deposit of our employer portion of social security taxes as provided for under the CARES Act.
Given improved visibility to our project backlog and access to capital resources, our primary financing need has returned to funding our long-term growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures.
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
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021. Below is an update to our critical accounting policy related to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first three months of 2022.
Carrying Values of Goodwill and Other Intangible Assets
First Quarter 2022 Goodwill Reallocation
Effective January 1, 2022, we modified our operating model to expand and more deeply integrate our industry expertise with our digital, strategic and financial advisory capabilities. To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we began reporting under the following three industries, which are our reportable segments: Healthcare, Education and Commercial. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment includes all revenue and costs associated with engagements delivered in the respective segments' industries. The new Healthcare and Education segments include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment includes some revenue and costs historically reported in the Education segment.
The three reportable segments of Healthcare, Education and Commercial are also our reporting units for goodwill impairment testing purposes. As a result of the reorganization, we reallocated the goodwill balances of our historical reporting units to our new reporting units based on the relative estimated fair values of each component of the historical reporting units to be allocated to the new reporting units. Additionally, we performed a goodwill impairment test on the goodwill balances of each of our reporting units as of January 1, 2022 by comparing the fair value of the reporting unit to its carrying value, including the reallocated goodwill. Based on the results of the goodwill impairment test, we determined the fair values of the Healthcare, Education, and Commercial reporting units exceeded their carrying values by 37%, 199%, and 105%, respectively. As such, we concluded that there was no indication of goodwill impairment for all three reporting units as of January 1, 2022.
We relied on the income approach to estimate the fair value of the reporting units for both the goodwill reallocation and the goodwill impairment test. The income approach utilized a discounted cash flow analysis, which involved estimating the expected after-tax cash flows that will be generated by each business and then discounting those cash flows to present value, reflecting the relevant risks associated with each reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted EBITDA margins, and discount rates that reflect the risk inherent in the future cash flows. In estimating future cash flows, we relied on internally generated ten-year forecasts. Our forecasts are based on historical experience, current backlog, expected market demand, and other industry information.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 “New Accounting Pronouncements” within the notes to the consolidated financial statements for information on new accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and changes in the market value of our investments.
Market Risk and Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At March 31, 2022, we had borrowings outstanding under the credit facility totaling $335.0 million that carried a weighted average interest rate of 2.1%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $1.4 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2021, we had borrowings outstanding under the credit facility totaling $230.0 million that carried a weighted average interest rate of 2.7% including the impact of the interest rate swaps. A hypothetical 100 basis point change in the interest rate would have had a $0.3 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
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
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of March 31, 2022, the fair value of the investment was $62.3 million, with a total cost basis of $40.9 million. At December 31, 2021, the fair value of the investment was $65.9 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in Medically Home Group, Inc. ("Medically Home"), a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of March 31, 2022, the carrying value of the investment was $33.6 million, with a total cost basis of $5.0 million. As of December 31, 2021, the carrying value of the investment was $6.7 million, with a total cost basis of $5.0 million. During the first quarter of 2022, we recognized an unrealized gain of $27.0 million on our preferred stock investment resulting from an observable price change of preferred stock with similar rights and preferences to our preferred stock investment issued by Medically Home. Following our purchase, we have not identified any impairment of our investment.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 24, 2022, for a complete description of the material risks we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On December 1, 2021, as partial consideration for our acquisition of Whiteboard Communications Ltd., we issued 74,671 shares of our common stock, par value $0.01 per share, with an aggregate value of $3.3 million. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2022, we reacquired 139,491 shares of common stock with a weighted average fair market value of $49.35 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. During the third quarter of 2021, our board of directors authorized an extension of the share repurchase program through December 31, 2022 and increased the authorized amount from $50 million to $100 million. During the first quarter of 2022, our board of directors authorized a further extension of the share repurchase program through December 31, 2023 and increased the authorized amount to $200 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
January 1 2022 - January 31, 2022	179,975	$46.29	169,656	$22,349,716
February 1, 2022 - February 28, 2022	353,751	$45.44	353,743	$6,266,001
March 1, 2022 - March 31, 2022	129,164	$49.31	—	$106,266,001
Total	662,890	$46.42	523,399
(1)The number of shares repurchased included 10,319 shares in January 2022, 8 shares in February 2022, and 129,164 shares in March 2022 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
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

Huron Consulting Group Inc.
(Registrant)

Date:	May 3, 2022	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer