Form 10-Q
period 2022-06-30
Huron Consulting Group Inc.
filed 2022-07-28
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of July 21, 2022, 20,784,210 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,958	$20,781
Receivables from clients, net of allowances of $8,115 and $8,827, respectively	150,973	122,316
Unbilled services, net of allowances of $3,493 and $2,637, respectively	118,825	91,285
Income tax receivable	677	8,071
Prepaid expenses and other current assets	21,279	15,229
Total current assets	303,712	257,682
Property and equipment, net	27,214	31,004
Deferred income taxes, net	1,775	1,804
Long-term investments	96,982	72,584
Operating lease right-of-use assets	32,018	35,311
Other non-current assets	64,096	68,191
Intangible assets, net	28,271	31,894
Goodwill	623,841	620,879
Total assets	$1,177,909	$1,119,349
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,983	$13,621
Accrued expenses and other current liabilities	25,549	22,519
Accrued payroll and related benefits	92,738	139,131
Current maturities of long-term debt	—	559
Current maturities of operating lease liabilities	10,241	10,142
Deferred revenues	18,969	19,212
Total current liabilities	158,480	205,184
Non-current liabilities:
Deferred compensation and other liabilities	32,370	43,458
Long-term debt, net of current portion	342,000	232,221
Operating lease liabilities, net of current portion	49,093	54,313
Deferred income taxes, net	20,607	12,273
Total non-current liabilities	444,070	342,265
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 23,492,632 and 24,364,814 shares issued, respectively	232	239
Treasury stock, at cost, 2,681,730 and 2,495,172 shares, respectively	(136,425)	(135,969)
Additional paid-in capital	374,280	413,794
Retained earnings	317,723	276,996
Accumulated other comprehensive income	19,549	16,840
Total stockholders’ equity	575,359	571,900
Total liabilities and stockholders’ equity	$1,177,909	$1,119,349
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues and reimbursable expenses:
Revenues	$273,325	$230,126	$533,374	$433,339
Reimbursable expenses	7,492	3,252	12,218	5,186
Total revenues and reimbursable expenses	280,817	233,378	545,592	438,525
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	189,233	161,526	376,480	309,641
Reimbursable expenses	7,576	3,316	12,332	5,319
Selling, general and administrative expenses	46,033	45,190	94,428	84,998
Restructuring charges	2,069	861	3,624	1,489
Depreciation and amortization	6,902	6,356	13,766	12,709
Total operating expenses	251,813	217,249	500,630	414,156
Operating income	29,004	16,129	44,962	24,369
Other income (expense), net:
Interest expense, net of interest income	(2,446)	(2,029)	(4,642)	(3,748)
Other income (expense), net	(4,881)	2,151	19,484	2,571
Total other income (expense), net	(7,327)	122	14,842	(1,177)
Income before taxes	21,677	16,251	59,804	23,192
Income tax expense	7,802	3,454	19,077	4,990
Net income	$13,875	$12,797	$40,727	$18,202
Earnings per share:
Net income per basic share	$0.67	$0.59	$1.97	$0.84
Net income per diluted share	$0.66	$0.59	$1.94	$0.82
Weighted average shares used in calculating earnings per share:
Basic	20,582	21,555	20,715	21,743
Diluted	20,967	21,871	21,047	22,105
Comprehensive income (loss):
Net income	$13,875	$12,797	$40,727	$18,202
Foreign currency translation adjustments, net of tax	(656)	82	(699)	482
Unrealized gain (loss) on investment, net of tax	773	1,422	(1,888)	(3,226)
Unrealized gain on cash flow hedging instruments, net of tax	971	218	5,296	1,647
Other comprehensive income (loss)	1,088	1,722	2,709	(1,097)
Comprehensive income	$14,963	$14,519	$43,436	$17,105
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	23,639,953	$237	(2,918,100)	$(135,367)	$395,103	$303,848	$18,461	$582,282
Comprehensive income						13,875	1,088	14,963
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	27,309	—	(15,115)	(931)	931			—
Exercise of stock options	13,731	—			538			538
Share-based compensation					6,049			6,049
Shares redeemed for employee tax withholdings			(2,584)	(127)				(127)
Share repurchases	(497,547)	(5)			(28,341)			(28,346)
Balance at June 30, 2022	23,183,446	$232	(2,935,799)	$(136,425)	$374,280	$317,723	$19,549	$575,359

Balance at March 31, 2021	24,698,499	$247	(2,887,999)	$(134,611)	$445,711	$219,414	$10,242	541,003
Comprehensive income						12,797	1,722	14,519
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	21,820	—	(9,091)	(605)	605			—
Exercise of stock options	6,772	—			248			248
Share-based compensation					4,575			4,575
Shares redeemed for employee tax withholdings			(2,843)	(148)				(148)
Share repurchases	(405,363)	(4)			(22,055)			(22,059)
Balance at June 30, 2021	24,321,728	$243	(2,899,933)	$(135,364)	$429,084	$232,211	$11,964	$538,138

	Six Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	23,868,918	$239	(2,908,849)	$(135,969)	$413,794	$276,996	$16,840	$571,900
Comprehensive income						40,727	2,709	43,436
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	304,938	3	115,125	6,555	(6,558)			—
Exercise of stock options	30,536	—			1,185			1,185
Share-based compensation					18,100			18,100
Shares redeemed for employee tax withholdings			(142,075)	(7,011)				(7,011)
Share repurchases	(1,020,946)	(10)			(52,241)			(52,251)
Balance at June 30, 2022	23,183,446	$232	(2,935,799)	$(136,425)	$374,280	$317,723	$19,549	$575,359

Balance at December 31, 2020	24,560,855	$246	(2,812,896)	$(129,886)	$454,512	$214,009	$13,061	$551,942
Comprehensive loss						18,202	(1,097)	17,105
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	398,551	4	81,009	3,173	(3,177)			—
Exercise of stock options	13,403	—			422			422
Share-based compensation					12,563			12,563
Shares redeemed for employee tax withholdings			(168,046)	(8,651)				(8,651)
Share repurchases	(651,081)	(7)			(35,236)			(35,243)
Balance at June 30, 2021	24,321,728	$243	(2,899,933)	$(135,364)	$429,084	$232,211	$11,964	$538,138
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$40,727	$18,202
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	13,766	12,923
Non-cash lease expense	3,174	3,301
Share-based compensation	15,166	11,566
Amortization of debt discount and issuance costs	397	397
Allowances for doubtful accounts	47	—
Deferred income taxes	7,089	(48)
Gain on sale of property and equipment, excluding transaction costs	(1,117)	(158)
Change in fair value of contingent consideration liabilities	33	42
Change in fair value of preferred stock investment	(26,964)	—
Other, net	—	(78)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients, net	(28,825)	(27,749)
(Increase) decrease in unbilled services, net	(28,329)	(36,088)
(Increase) decrease in current income tax receivable / payable, net	9,394	3,366
(Increase) decrease in other assets	3,984	(1,117)
Increase (decrease) in accounts payable and other liabilities	(13,524)	5,038
Increase (decrease) in accrued payroll and related benefits	(43,420)	(42,487)
Increase (decrease) in deferred revenues	(1,834)	(9,080)
Net cash used in operating activities	(50,236)	(61,970)
Cash flows from investing activities:
Purchases of property and equipment	(6,800)	(5,439)
Investment in life insurance policies	—	(77)
Purchases of business, net of cash acquired	(1,948)	(5,886)
Capitalization of internally developed software costs	(3,974)	(2,508)
Proceeds from note receivable	157	—
Proceeds from sale of property and equipment	4,750	158
Divestiture of business	207	—
Net cash used in investing activities	(7,608)	(13,752)
Cash flows from financing activities:
Proceeds from exercises of stock options	1,185	422
Shares redeemed for employee tax withholdings	(7,011)	(8,651)
Share repurchases	(52,443)	(35,243)
Proceeds from bank borrowings	224,000	139,000
Repayments of bank borrowings	(114,780)	(74,270)
Deferred payments on business acquisitions	(1,875)	—
Net cash provided by financing activities	49,076	21,258
Effect of exchange rate changes on cash	(55)	269
Net decrease in cash and cash equivalents	(8,823)	(54,195)
Cash and cash equivalents at beginning of the period	20,781	67,177
Cash and cash equivalents at end of the period	$11,958	$12,982
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable, accrued expenses and accrued payroll and related benefits	$3,134	$3,315
Operating lease right-of-use asset obtained in exchange for operating lease liability	$102	$—
Contingent consideration related to purchase of business	$869	$—

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

1. Description of Business
Huron is a global professional services firm that creates innovative strategies, optimizes operations and accelerates digital transformation using an enterprise portfolio of technology, data and analytics solutions to empower clients to own their future. By collaborating with clients, embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2022 and 2021. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the period ended March 31, 2022. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
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
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2022.

	Healthcare	Education	Commercial(1)	Total
Balance as of December 31, 2021:
Goodwill	$642,951	$121,570	$312,250	$1,076,771
Accumulated impairment losses	(208,081)	—	(247,811)	(455,892)
Goodwill, net as of December 31, 2021	434,870	121,570	64,439	620,879
Goodwill reallocation(1)	18,057	(1,417)	(16,640)	—
Goodwill recorded in connection with business acquisitions (2)(3)	162	2,082	718	2,962
Goodwill, net as of June 30, 2022	$453,089	$122,235	$48,517	$623,841
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
Intangible Assets
Intangible assets as of June 30, 2022 and December 31, 2021 consisted of the following:

		As of June 30, 2022		As of December 31, 2021
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	3 to 13	$77,763	$57,261	$75,908	$53,421
Trade names	6	6,000	5,527	6,000	5,148
Technology and software	2 to 5	13,330	6,791	13,330	5,607
Non-competition agreements	2 to 5	920	216	2,020	1,347
Customer contracts	1	260	207	260	101
Total		$98,273	$70,002	$97,518	$65,624
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
Intangible asset amortization expense was $2.8 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively; and $5.7 million and $4.7 million for the six months ended June 30, 2022 and 2021. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of June 30, 2022.

Year Ending December 31,	Estimated Amortization Expense
2022	$11,198
2023	$7,904
2024	$4,514
2025	$3,386
2026	$2,435
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
5. Revenues
For the three months ended June 30, 2022 and 2021, we recognized revenues of $273.3 million and $230.1 million, respectively. Of the $273.3 million recognized in the second quarter of 2022, we recognized revenues of $5.1 million from obligations satisfied, or partially satisfied, in prior periods, of which $3.7 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements, and $1.4 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $230.1 million recognized in the second quarter of 2021, we recognized revenues of $15.7 million from obligations satisfied, or partially satisfied, in prior periods, of which $13.5 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements, and $2.2 million was primarily due to the release of allowances on receivables from clients and unbilled services.
For the six months ended June 30, 2022 and 2021, we recognized revenues of $533.4 million and $433.3 million, respectively. Of the $533.4 million recognized in the first six months of 2022, we recognized revenues of $3.4 million from obligations satisfied, or partially satisfied, in prior periods, of which $2.1 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements, and $1.3 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $433.3 million recognized in the first six months of 2021, we recognized revenues of $20.8 million from obligations satisfied, or partially satisfied, in prior periods, of which $13.9 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements, and $6.9 million was primarily due to the release of allowances on receivables from clients and unbilled services.
As of June 30, 2022, we had $124.5 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $124.5 million of performance obligations, we expect to recognize approximately $39.7 million as revenue in 2022, $45.1 million in 2023, and the remaining $39.7 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of June 30, 2022 and December 31, 2021 was $26.8 million and $23.7 million, respectively. The $3.1 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of June 30, 2022 and December 31, 2021, was $19.0 million and $19.2 million, respectively. The $0.2 million decrease primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and six months ended June 30, 2022, $3.4 million and $16.5 million of revenues recognized were included in the deferred revenues balance as of December 31, 2021.

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
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$13,875	$12,797	$40,727	$18,202

Weighted average common shares outstanding – basic	20,582	21,555	20,715	21,743
Weighted average common stock equivalents	385	316	332	362
Weighted average common shares outstanding – diluted	20,967	21,871	21,047	22,105

Net income per basic share	$0.67	$0.59	$1.97	$0.84
Net income per diluted share	$0.66	$0.59	$1.94	$0.82
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above for the three and six months ended June 30, 2022 and 2021 were less than 0.1 million shares, and related to unvested restricted stock and outstanding common stock options.
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
In the three and six months ended June 30, 2022, we repurchased and retired 497,547 and 1,020,946 shares for $28.3 million and $52.2 million, respectively. Additionally, in the first quarter of 2022, we settled the repurchase of 3,820 shares for $0.2 million that were accrued as of December 31, 2021. In the three and six months ended June 30, 2021, we repurchased and retired 405,363 and 651,081 shares for $22.1 million and $35.2 million, respectively. As of June 30, 2022, $77.9 million remained available for share repurchases under our share repurchase program.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	June 30, 2022	December 31, 2021
Senior secured credit facility	$342,000	$230,000
Promissory note due 2024	—	2,780
Total long-term debt	342,000	232,780
Current maturities of long-term debt	—	(559)
Long-term debt, net of current portion	$342,000	$232,221
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At June 30, 2022, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.20 to 1.00 and a Consolidated Interest Coverage Ratio of 19.03 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at June 30, 2022 totaled $342.0 million. These borrowings carried a weighted average interest rate of 2.6%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity.” Borrowings outstanding under the Amended Credit Agreement at December 31, 2021 were $230.0 million and carried a weighted average interest rate of 2.7%, including the effect of the interest rate swaps. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2022, we had

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
outstanding letters of credit totaling $0.7 million, which are used as security deposits for our office facilities. As of June 30, 2022, the unused borrowing capacity under the revolving credit facility was $257.3 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed from the sellers of the aircraft a promissory note with an outstanding principal balance of $5.1 million. In the first quarter of 2022, we completed the sale of the aircraft to a third-party and used a portion of the sale proceeds to pay the remaining principal and unpaid interest on the promissory note. Prior to the repayment of the promissory note, the principal balance of the promissory note was subject to scheduled monthly principal payments until the maturity date of March 1, 2024. Under the terms of the promissory note, we paid interest on the outstanding principal amount at a rate of one month LIBOR plus 1.97% per annum. At December 31, 2021, the outstanding principal amount of the promissory note was $2.8 million, and the aircraft had a carrying amount of $3.7 million. As a result of the sale, we recognized a gain of $1.0 million in the first quarter of 2022 and we no longer own any aircraft.
8. Restructuring Charges
Restructuring charges for the three and six months ended June 30, 2022 were $2.1 million and $3.6 million. The $2.1 million of restructuring charges recognized in the second quarter of 2022 included $1.1 million of employee-related expenses, $0.4 million of rent and related expenses, net of sublease income, for previously vacated office spaces, $0.5 million for third-party transaction expenses related to the modification of our operating model, and $0.1 million related to the divestiture of our Life Sciences business in the fourth quarter of 2021. The $3.6 million of restructuring charges incurred in the first six months of 2022 included $1.6 million of employee-related expenses, $1.0 million of rent and related expenses, net of sublease income, for previously vacated office spaces, $0.6 million for third-party transaction expenses related to the modification of our operating model, $0.3 million of accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use, and $0.1 million related to the divestiture of our Life Sciences business in the fourth quarter of 2021.
Restructuring charges for the three and six months ended June 30, 2021 were $0.9 million and $1.5 million, respectively, and primarily related to rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for vacated office spaces.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the six months ended June 30, 2022.

	Employee Costs	Other	Total
Balance as of December 31, 2021	$573	$567	$1,140
Additions	1,617	550	2,167
Payments	(1,016)	(810)	(1,826)
Adjustments	—	40	40
Balance as of June 30, 2022	$1,174	$347	$1,521
All of the $1.2 million restructuring charge liability related to employee costs at June 30, 2022 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits in our consolidated balance sheet. All of the $0.3 million other restructuring charge liability at June 30, 2022 is expected to be paid over the next 12 months and is included as a component of accrued expenses and other current liabilities in our consolidated balance sheet.
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
We recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. We have designated these derivative instruments as cash flow hedges. Therefore, changes in the fair value of the derivative instruments are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified into interest expense, net of interest income upon settlement. As of June 30, 2022, it was anticipated that $2.2 million of the gains, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
The table below sets forth additional information relating to the interest rate swaps designated as a cash flow hedging instrument as of June 30, 2022 and December 31, 2021.

	Fair Value (Derivative Asset and Liability)
Balance Sheet Location	June 30, 2022	December 31, 2021
Prepaid expenses and other current assets	$3,080	$—
Other non-current assets	$3,578	$1,210
Accrued expenses and other current liabilities	$—	$1,604
Deferred compensation and other liabilities	$—	$149
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets:
Interest rate swaps	$—	$6,658	$—	$6,658
Convertible debt investment	—	—	63,352	63,352
Deferred compensation assets	—	31,911	—	31,911
Total assets	$—	$38,569	$63,352	$101,921
Liabilities:
Contingent consideration for business acquisitions	$—	$—	$3,266	$3,266
Total liabilities	$—	$—	$3,266	$3,266
December 31, 2021
Assets:
Interest rate swap	$—	$627	$—	$627
Convertible debt investment	—	—	65,918	65,918
Deferred compensation assets	—	39,430	—	39,430
Total assets	$—	$40,057	$65,918	$105,975
Liabilities:
Interest rate swaps	$—	$1,170	$—	$1,170
Contingent consideration for business acquisitions	—	—	3,743	3,743
Total liabilities	$—	$1,170	$3,743	$4,913
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2024; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 23.0% and 22.5% as of June 30, 2022 and December 31, 2021, respectively; and the concluded equity volatility of 37.5% and 45.0% as of June 30, 2022 and December 31, 2021, respectively, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investments in our consolidated balance sheets.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the balance of the convertible debt investment for the six months ended June 30, 2022.

Convertible Debt Investment
Balance as of December 31, 2021	$65,918
Change in fair value	(2,566)
Balance as of June 30, 2022	$63,352
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
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was 3.5% as of June 30, 2022. As of December 31, 2021, the discount rate used in the fair value measurements of our contingent consideration was in a range of 2.4% to 5.1% with a weighted average of 3.7%. The weighted average discount rate was calculated using the relative fair values of the contingent consideration liabilities as of December 31, 2021. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the six months ended June 30, 2022.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2021	$3,743
Acquisition	869
Payment	(1,379)
Change in fair value	33
Balance as of June 30, 2022	$3,266
Financial assets and liabilities not recorded at fair value on a recurring basis are as follows:
Medically Home Preferred Stock Investment
In the fourth quarter of 2019, we invested $5.0 million in Medically Home Group, Inc. (“Medically Home”), a hospital-at-home company. The investment was made in the form of preferred stock. To determine the appropriate accounting treatment for our preferred stock investment, we performed a VIE analysis and concluded that Medically Home does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the preferred stock is not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment for our investment in Medically Home to be that of an equity security with no readily determinable fair value. We elected to apply the measurement alternative at the time of the purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment in Medically Home. On a quarterly basis, we review the information available to determine whether an orderly and observable transaction for the same or similar equity instrument occurred, and remeasure to the fair value of the preferred stock using such identified transactions, with changes in the fair value recorded in our consolidated statement of operations.
As of December 31, 2021, the carrying amount of our preferred stock investment was $6.7 million. During the first quarter of 2022, we recognized an unrealized gain of $27.0 million to increase the carrying amount of our preferred stock investment to $33.6 million, based on an observable price change of preferred stock issued by Medically Home with similar rights and preferences to our preferred stock investment. This observable price change is a Level 2 input. The $27.0 million unrealized gain was recorded to other income (expense), net in our consolidated statement of operations. There were no observable price changes in the second quarter of 2022. Since our initial investment, we have recognized cumulative unrealized gains of $28.6 million, and we have not identified any impairments of our investment.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
11. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$(656)	$—	$(656)	$82	$—	$82
Unrealized gain (loss) on investment	$1,051	$(278)	$773	$1,936	$(514)	$1,422
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$1,024	$(271)	$753	$(305)	$78	$(227)
Reclassification adjustments into earnings	297	(79)	218	601	(156)	445
Net unrealized gain (loss)	$1,321	$(350)	$971	$296	$(78)	$218
Other comprehensive income (loss)	$1,716	$(628)	$1,088	$2,314	$(592)	$1,722

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Other comprehensive income (loss):
Foreign currency translation adjustments	$(699)	$—	$(699)	$482	$—	$482
Unrealized gain (loss) on investment	$(2,566)	$678	$(1,888)	$(4,392)	$1,166	$(3,226)
Unrealized gain (loss) on cash flow hedges:
Change in fair value	$6,692	$(1,770)	$4,922	$884	$(259)	$625
Reclassification adjustments into earnings	509	(135)	374	1,381	(359)	1,022
Net unrealized gain (loss)	$7,201	$(1,905)	$5,296	$2,265	$(618)	$1,647
Other comprehensive income (loss)	$3,936	$(1,227)	$2,709	$(1,645)	$548	$(1,097)
The before tax amounts reclassified from accumulated other comprehensive income related to our cash flow hedges are recorded to interest expense, net of interest income.

Accumulated other comprehensive income, net of tax, includes the following components:

	Foreign Currency Translation	Available-for-Sale Investment	Cash Flow Hedges	Total
Balance, December 31, 2021	$(1,143)	$18,374	$(391)	$16,840
Current period change	(699)	(1,888)	5,296	2,709
Balance, June 30, 2022	$(1,842)	$16,486	$4,905	$19,549
12. Income Taxes
For the three months ended June 30, 2022, our effective tax rate was 36.0% as we recognized income tax expense of $7.8 million on income of $21.7 million. The effective tax rate of 36.0% was less favorable than the statutory rate, inclusive of state income taxes, of 26.4%, primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.
For the three months ended June 30, 2021, our effective tax rate was 21.3% as we recognized income tax expense of $3.5 million on income of $16.3 million. The effective tax rate of 21.3% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
primarily due to a discrete tax benefit related to electing the Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion retroactively for the 2018 tax year. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. This favorable item was partially offset by certain nondeductible expense items.
For the six months ended June 30, 2022, our effective tax rate was 31.9% as we recognized income tax expense of $19.1 million on income of $59.8 million. The effective tax rate of 31.9% was less favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.
For the six months ended June 30, 2021, our effective tax rate was 21.5% as we recognized income tax expense of $5.0 million on income of $23.2 million. The effective tax rate of 21.5% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6% primarily due to the discrete tax benefit related to electing the GILTI high-tax exclusion retroactively for the 2018 tax year and a discrete tax benefit for share-based compensation awards that vested during the first quarter. These favorable items were partially offset by certain nondeductible expense items.
As of June 30, 2022, we had $0.7 million of unrecognized tax benefits which would affect the effective tax rate of continuing operations if recognized. It is reasonably possible that approximately $0.1 million of the liability for unrecognized tax benefits could decrease in the next twelve months due to the expiration of statutes of limitations.
13. Commitments, Contingencies and Guarantees
Lease Commitments
We lease office space, data centers and certain equipment under non-cancelable operating lease arrangements in the normal course of business. In the second quarter of 2022, we entered into a lease agreement for office space in Washington, D.C. that will commence in July 2022 with a term through June 2028. Among other items, this agreement provides a renewal option to extend the term of the lease for an additional 5 year period.
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
In the Amended Complaint, the Trustee asserted that Huron and the CRO, among others, did not develop and implement a Chapter 11 restructuring plan on a timely basis and that their failure to do so led to significant damages. The Trustee sought an unspecified amount of monetary damages in the Amended Complaint. We believe the Trustee’s allegations with respect to Huron and the CRO are without merit. On December 21, 2021, we filed a motion to dismiss all of the claims in the Amended Complaint. On April 19, 2022, the bankruptcy court

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
entered an order staying all of the Trustee’s claims against Huron and the CRO after (i) finding that the state law claims were subject to arbitration and (ii) exercising its discretion to stay the non-state-law claims pending the arbitration proceeding. The Trustee did not appeal the court’s order prior to the deadline of May 3, 2022. Based on the available information to date, we estimate that the potential comprehensive resolution of this matter will not result in a material loss.
From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation or legal proceeding or subject to any claim that, in the current opinion of management, could reasonably be expected to have a material adverse effect on our financial position or results of operations, including the matter discussed above. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.
Guarantees
Guarantees in the form of letters of credit totaling $0.7 million were outstanding at both June 30, 2022 and December 31, 2021 to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of June 30, 2022 and December 31, 2021, the total estimated fair value of our outstanding contingent consideration liability was $3.3 million and $3.7 million, respectively.
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
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems, academic health systems, community health systems, and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups, payors, and long-term care or post-acute providers. Our Healthcare professionals have a depth of expertise in business operations, including financial and operational improvement, care transformation, and revenue cycle managed services; digital solutions, spanning technology and analytic-related services and a portfolio of software products; organizational transformation; financial advisory and strategy and innovation. Most healthcare organizations are focused on establishing a sustainable long-term strategy and business model centered around optimal cost structures, reimbursement models,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
financial strategies, and consumer-focused digital transformation; changing the way care is delivered, particularly in light of personnel shortages, and improving access to care; and evolving their digital capabilities to more effectively manage their business. Our solutions help clients adapt to this rapidly changing healthcare environment to become a more agile, efficient and consumer-centric organization. We use our deep industry, functional and technical expertise to help clients solve a diverse set of business issues, including, but not limited to, optimizing financial and operational performance, improving care delivery and clinical outcomes, increasing physician, patient and employee satisfaction, and maximizing return on technology investments.
•Education
Our Education segment serves public and private colleges and universities, research institutes and other education-related organizations. Our Education professionals have a depth of expertise in strategy and innovation; business operations, including the research enterprise and student and alumni lifecycle; digital solutions, spanning technology and analytic-related services and a portfolio of software products; and organizational transformation. Our Education segment clients are increasingly faced with strategic, financial and/or enrollment challenges, increased competition, and a need to modernize their businesses using technology to advance their missions. We combine our deep industry, functional and technical expertise to help clients solve their most pressing challenges, including, but not limited to, transforming business operations with technology and analytics; strengthening research strategies and support services; evolving their organizational strategy; optimizing financial and operational performance; applying innovative enrollment strategies; and enhancing the student lifecycle.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving the commercial industries more broadly, including professional and business services, life sciences, consumer products, and nonprofit. Our Commercial professionals have deep industry, functional and technical expertise that they put forward when delivering our digital services and software products, and strategy and innovation and financial advisory (special situation advisory and corporate finance advisory) services. In today’s disruptive environment, organizations must reimagine their historical strategies and financial and operating models to sustain and advance their competitive advantage. Our experts help organizations across industries with a variety of business challenges, including, but not limited to, embedding technology and analytics throughout their internal and customer-facing operations, developing analytics and insights into the needs of tomorrow’s customers in order to evolve their enterprise and business unit strategies, bringing new products to market, managing through stressed and distressed situations to create a viable path forward for stakeholders and executing mergers and acquisitions, finance offerings and risk mitigation strategies.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth information about our operating segments for the three and six months ended June 30, 2022 and 2021, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Healthcare:
Revenues	$128,474	$114,750	$250,350	$210,725
Operating income	$30,364	$30,527	$58,396	$54,354
Segment operating income as a percentage of segment revenues	23.6%	26.6%	23.3%	25.8%
Education:
Revenues	$88,225	$60,475	$168,887	$111,817
Operating income	$21,691	$14,142	$35,997	$22,679
Segment operating income as a percentage of segment revenues	24.6%	23.4%	21.3%	20.3%
Commercial:
Revenues	$56,626	$54,901	$114,137	$110,797
Operating income	$11,915	$11,040	$24,129	$20,890
Segment operating income as a percentage of segment revenues	21.0%	20.1%	21.1%	18.9%
Total Huron:
Revenues	$273,325	$230,126	$533,374	$433,339
Reimbursable expenses	7,492	3,252	12,218	5,186
Total revenues and reimbursable expenses	$280,817	$233,378	$545,592	$438,525

Segment operating income	$63,970	$55,709	$118,522	$97,923
Items not allocated at the segment level:
Other operating expenses	29,912	34,325	63,460	63,134
Depreciation and amortization	5,054	5,255	10,100	10,420
Operating income	29,004	16,129	44,962	24,369
Other income (expense), net	(7,327)	122	14,842	(1,177)
Income before taxes	$21,677	$16,251	$59,804	$23,192

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The following table illustrates the disaggregation of revenues by capability, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by Capability	2022	2021	2022	2021
Healthcare:
Consulting and Managed Services	$83,955	$85,655	$167,714	$152,584
Digital	44,519	29,095	82,636	58,141
Total revenues	$128,474	$114,750	$250,350	$210,725
Education:
Consulting and Managed Services	$49,279	$33,476	$93,460	$61,509
Digital	38,946	26,999	75,427	50,308
Total revenues	$88,225	$60,475	$168,887	$111,817
Commercial:
Consulting and Managed Services	$14,637	$25,873	$37,281	$53,462
Digital	41,989	29,028	76,856	57,335
Total revenues	$56,626	$54,901	$114,137	$110,797
Total Huron:
Consulting and Managed Services	$147,871	$145,004	$298,455	$267,555
Digital	125,454	85,122	234,919	165,784
Total revenues	$273,325	$230,126	$533,374	$433,339
For the three and six months ended June 30, 2022 and 2021, substantially all of our revenues were recognized over time. At June 30, 2022 and December 31, 2021, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the three and six months ended June 30, 2022 and 2021, no single client generated greater than 10% of our consolidated revenues.

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
OVERVIEW
Our Business
Huron is a global professional services firm that creates innovative strategies, optimizes operations and accelerates digital transformation using an enterprise portfolio of technology, data and analytics solutions to empower clients to own their future. By collaborating with clients, embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
Effective January 1, 2022, we modified our operating model to expand and more deeply integrate our industry expertise with our digital, strategic and financial advisory capabilities. The new operating model will strengthen Huron’s go-to-market strategy, drive efficiencies that support margin expansion, and position the company to accelerate growth.
To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we began reporting under the following three industries, which are our reportable segments: Healthcare, Education and Commercial. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment includes all revenue and costs associated with engagements delivered in the respective segments' industries. The new Healthcare and Education segments include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment includes some revenue and costs historically reported in the Education segment. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. These changes create greater transparency for investors by improving visibility into the core drivers of our business. While our consolidated results have not been impacted, our historical segment information has been recast for consistent presentation. See below for additional information on our principal capabilities and operating industries.
Capabilities
Within each of our reportable segments, we provide services under two principal capabilities: i) Consulting and Managed Services and ii) Digital.
•Consulting and Managed Services
Our Consulting and Managed Services capabilities represent all of our management consulting services, managed services (excluding technology-related managed services) and outsourcing services delivered across industries. Our Consulting and Managed Services experts help our clients address a variety of strategic, operational, financial, people and organizational-related challenges. These services are often combined with technology, analytic and data-driven solutions powered by our Digital capability to support long-term relationships with our clients and drive lasting impact. Examples include the areas of revenue cycle management and research administration at our healthcare and education clients, where our consulting projects are often coupled with our digital services and products offerings.

•Digital
Our Digital capabilities represent all of our technology and analytics services, including technology-related managed services, and software products delivered across industries. Our Digital experts help clients address a variety of business challenges, including, but not limited to, designing and implementing technologies to accelerate transformation, facilitate data-driven decision making and improve customer and employee experiences.
We have expanded our ecosystem to work with more than 25 technology partners. We are an Oracle partner, a Gold-level consulting partner with Salesforce.com and a Premium Partner with Salesforce.org, a Workday Services and Software Partner, an Amazon Web Services consulting partner, a Silver-level system integrator with Informatica and an SAP Concur implementation partner. We have also grown our proprietary software product portfolio to address our clients' challenges with solutions that expand our base of recurring revenue and further differentiate our consulting, digital and managed services offerings.
Operating Industries
We provide our services and manage our business under three operating industries, which are also our operating segments: Healthcare, Education and Commercial.
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems, academic health systems, community health systems, and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups, payors, and long-term care or post-acute providers. Our Healthcare professionals have a depth of expertise in business operations, including financial and operational improvement, care transformation, and revenue cycle managed services; digital solutions, spanning technology and analytic-related services and a portfolio of software products; organizational transformation; financial advisory and strategy and innovation. Most healthcare organizations are focused on establishing a sustainable long-term strategy and business model centered around optimal cost structures, reimbursement models, financial strategies, and consumer-focused digital transformation; changing the way care is delivered, particularly in light of personnel shortages, and improving access to care; and evolving their digital capabilities to more effectively manage their business. Our solutions help clients adapt to this rapidly changing healthcare environment to become a more agile, efficient and consumer-centric organization. We use our deep industry, functional and technical expertise to help clients solve a diverse set of business issues, including, but not limited to, optimizing financial and operational performance, improving care delivery and clinical outcomes, increasing physician, patient and employee satisfaction, and maximizing return on technology investments.
•Education
Our Education segment serves public and private colleges and universities, research institutes and other education-related organizations. Our Education professionals have a depth of expertise in strategy and innovation; business operations, including the research enterprise and student and alumni lifecycle; digital solutions, spanning technology and analytic-related services and a portfolio of software products; and organizational transformation. Our Education segment clients are increasingly faced with strategic, financial and/or enrollment challenges, increased competition, and a need to modernize their businesses using technology to advance their missions. We combine our deep industry, functional and technical expertise to help clients solve their most pressing challenges, including, but not limited to, transforming business operations with technology and analytics; strengthening research strategies and support services; evolving their organizational strategy; optimizing financial and operational performance; applying innovative enrollment strategies; and enhancing the student lifecycle.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving the commercial industries more broadly, including professional and business services, life sciences, consumer products, and nonprofit. Our Commercial professionals have deep industry, functional and technical expertise that they put forward when delivering our digital services and software products, and strategy and innovation and financial advisory (special situation advisory and corporate finance advisory) services. In today’s disruptive environment, organizations must reimagine their historical strategies and financial and operating models to sustain and advance their competitive advantage. Our experts help organizations across industries with a variety of business challenges, including, but not limited to, embedding technology and analytics throughout their internal and customer-facing operations, developing analytics and insights into the needs of tomorrow’s customers in order to evolve their enterprise and business unit strategies, bringing new products to market, managing through stressed and distressed situations to create a viable path forward for stakeholders and executing mergers and acquisitions, finance offerings and risk mitigation strategies.
Business Strategy, Opportunities and Challenges
Our primary strategy is to be the premier transformation partner to our clients, meeting their needs by providing a balanced portfolio of service and digital product offerings so that we can adapt quickly and effectively to emerging opportunities in the marketplace. To achieve our strategic and financial objectives, we remain focused on accelerating growth in healthcare and education, growing our presence in the commercial industries, advancing our integrated, global digital platform, building a more sustainable base of revenue to drive more consistent growth, strategically deploying capital to accelerate our strategy and return capital to shareholders, and investing in and growing our talented team, including attracting and retaining our managing directors, our senior most practitioners that lead our revenue generation efforts. We regularly evaluate the performance of our businesses to ensure our investments meet these objectives.
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
Selling, general and administrative expenses consist primarily of salaries, performance bonuses, payroll taxes, benefits, and share-based compensation for our support personnel. Selling, general and administrative expenses also include third-party professional fees, software licenses and hosting expenses, rent and other office related expenses, sales and marketing related expenses, recruiting and training expenses, and practice administration and meetings expenses.
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
Non-GAAP Measures
We also assess our results of operations using the following non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, adjusted EBITDA as a percentage of revenues, adjusted net income, and adjusted diluted earnings per share (“EPS”). These non-GAAP financial measures differ from GAAP because they exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.
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

Restructuring charges: We have incurred charges due to restructuring various parts of our business. These restructuring charges have primarily consisted of costs associated with office space consolidations, including lease impairment charges and accelerated depreciation on lease-related property and equipment, and employee severance charges. We exclude the effect of the restructuring charges from our non-GAAP measures to permit comparability with periods that are not impacted by these items.
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
Income tax expense, Interest expense, net of interest income, and Depreciation and amortization: We exclude the effects of income tax expense, interest expense, net of interest income, and depreciation and amortization in the calculation of EBITDA, as these are customary exclusions as defined by the calculation of EBITDA to arrive at meaningful earnings from core operations excluding the effect of such items. Within the depreciation and amortization adjustment, we include the amortization of capitalized implementation costs of our ERP and other related software, which is included within selling, general and administrative expenses on our consolidated statement of operations.
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

RESULTS OF OPERATIONS
Executive Highlights
Highlights from the second quarter of 2022 include:
•Revenues increased 18.8% to $273.3 million for the second quarter of 2022 from $230.1 million for the second quarter of 2021
•Revenues within our Digital capability increased 47.4% in the second quarter of 2022, compared to the second quarter of 2021
•Operating margin increased to 10.6% for the second quarter of 2022, compared to 7.0% for the second quarter of 2021
•Diluted EPS increased 11.9% to $0.66 for the second quarter of 2022, compared to $0.59 for the second quarter of 2021
•Adjusted diluted EPS increased 20.3% to $0.83 for the second quarter of 2022, compared to $0.69 for the second quarter of 2021
•Returned $28.3 million to shareholders by repurchasing 497,547 shares of our common stock in the second quarter of 2022; for a total of $52.2 million, or 1,020,946 shares, repurchased in the first six months of 2022
Revenues increased $43.2 million, or 18.8%, to $273.3 million for the second quarter of 2022 from $230.1 million for the second quarter of 2021. The increase in revenues reflects continued strength in demand for our Digital capability services across all industries as companies continue to invest in cloud-based technology and analytic solutions, as well as strengthened demand for our Consulting and Managed Services offerings within our Education segment, partially the result of a favorable comparison against this segment's results in the second quarter of 2021 which was more significantly impacted by the COVID-19 pandemic this time last year. Beginning in the second quarter of 2021, we saw strengthened demand for our services in the Healthcare segment and an increase in our pipeline that continued through 2021 and into 2022. Revenues for the second quarter of 2022 increased 4.9% compared to the first quarter of 2022.
In our Consulting and Managed Services capability, revenues for the second quarter of 2022 increased 2.0% compared to the second quarter of 2021, and reflected strengthened demand in our Education segment. The utilization rate within our Consulting capability decreased to 73.2% in the second quarter of 2022, compared to 74.6% in the second quarter of 2021.
Revenues within our Digital capability increased 47.4% in the second quarter of 2022 compared to the second quarter of 2021, and reflected strengthened demand in all of our segments. The utilization rate within our Digital capability increased to 74.3% in the second quarter of 2022, compared to 73.2% in the second quarter of 2021.
The total number of revenue-generating professionals increased to 4,243 as of June 30, 2022, compared to 3,459 as of June 30, 2021, as a result of the overall increase in demand for our services within all of our segments, as well as headcount increases in connection with business acquisitions. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as payroll costs are the most significant portion of our operating expenses.
Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 10.6% for the three months ended June 30, 2022 compared to 7.0% for the three months ended June 30, 2021, driven by strong revenue growth that outpaced increases in operating expenses.
Net income increased $1.1 million to $13.9 million for the three months ended June 30, 2022 from $12.8 million for the same period last year. As a result of the increase in net income, diluted earnings per share for the second quarter of 2022 was $0.66 compared to $0.59 for the second quarter of 2021. Adjusted diluted earnings per share was $0.83 for the second quarter of 2022, compared to $0.69 for the second quarter of 2021.
During the second quarter of 2022, we repurchased 497,547 shares of our common stock for $28.3 million. In the first six months of 2022, we repurchased 1,020,946 shares of our common stock for $52.2 million, representing 4.7% of our common stock outstanding as of December 31, 2021.

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

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Healthcare:
Revenues	$128,474	$114,750	$250,350	$210,725
Operating income	$30,364	$30,527	$58,396	$54,354
Segment operating income as a percentage of segment revenues	23.6%	26.6%	23.3%	25.8%
Education:
Revenues	$88,225	$60,475	$168,887	$111,817
Operating income	$21,691	$14,142	$35,997	$22,679
Segment operating income as a percentage of segment revenues	24.6%	23.4%	21.3%	20.3%
Commercial:
Revenues	$56,626	$54,901	$114,137	$110,797
Operating income	$11,915	$11,040	$24,129	$20,890
Segment operating income as a percentage of segment revenues	21.0%	20.1%	21.1%	18.9%
Total Huron:
Revenues	$273,325	$230,126	$533,374	$433,339
Reimbursable expenses	7,492	3,252	12,218	5,186
Total revenues and reimbursable expenses	$280,817	$233,378	$545,592	$438,525

Segment operating income	$63,970	$55,709	$118,522	$97,923
Items not allocated at the segment level:
Other operating expenses	29,912	34,325	63,460	63,134
Depreciation and amortization	5,054	5,255	10,100	10,420
Operating income	29,004	16,129	44,962	24,369
Other income (expense), net	(7,327)	122	14,842	(1,177)
Income before taxes	21,677	16,251	59,804	23,192
Income tax expense	7,802	3,454	19,077	4,990
Net income	$13,875	$12,797	$40,727	$18,202
Earnings per share:
Basic	$0.67	$0.59	$1.97	$0.84
Diluted	$0.66	$0.59	$1.94	$0.82

Other Operating Data:
Number of revenue-generating professionals by segment (at period end) (5):
Healthcare	1,619	1,443	1,619	1,443
Education	1,407	885	1,407	885
Commercial (1)	1,217	1,131	1,217	1,131
Total	4,243	3,459	4,243	3,459

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue by capability:
Consulting and Managed Services (2)	$147,871	$145,004	$298,455	$267,555
Digital	125,454	85,122	234,919	165,784
Total	$273,325	$230,126	$533,374	$433,339

Number of revenue-generating professionals by capability (at period end):
Consulting and Managed Services (3)	2,018	1,736	2,018	1,736
Digital	2,225	1,723	2,225	1,723
Total	4,243	3,459	4,243	3,459

Utilization rate by capability(4):
Consulting	73.2%	74.6%	72.4%	70.5%
Digital	74.3%	73.2%	73.6%	72.3%
(1)The majority of our revenue-generating professionals within our Commercial segment can provide services across all of our industries, including healthcare and education.
(2)Managed Services capability revenue within our Healthcare segment was $16.1 million and $14.0 million for the three months ended June 30, 2022 and 2021, respectively; and $29.9 million and $21.6 million for the six months ended June 30, 2022 and 2021, respectively.
Managed Services capability revenue within our Education segment was $3.9 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively; and $7.3 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively.
(3)The number of Managed Services revenue-generating professionals within our Healthcare segment as of June 30, 2022 and 2021 was 504 and 448, respectively.
The number of Managed Services revenue-generating professionals within our Education segment as of June 30, 2022 and 2021 was 96 and 51, respectively.
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

Non-GAAP Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$273,325	$230,126	$533,374	$433,339
Net income	$13,875	$12,797	$40,727	$18,202
Add back:
Income tax expense	7,802	3,454	19,077	4,990
Interest expense, net of interest income	2,446	2,029	4,642	3,748
Depreciation and amortization	7,097	6,555	14,219	13,106
Earnings before interest, taxes, depreciation and amortization (EBITDA)	31,220	24,835	78,665	40,046
Add back:
Restructuring charges	2,069	861	3,624	1,489
Other losses	21	—	33	42
Transaction-related expenses	—	(29)	50	141
Unrealized gain on preferred stock investment	—	—	(26,964)	—
Foreign currency transaction losses (gains), net	(100)	(48)	(81)	355
Adjusted EBITDA	$33,210	$25,619	$55,327	$42,073
Adjusted EBITDA as a percentage of revenues	12.2%	11.1%	10.4%	9.7%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$13,875	$12,797	$40,727	$18,202
Weighted average shares - diluted	20,967	21,871	21,047	22,105
Diluted earnings per share	$0.66	$0.59	$1.94	$0.82
Add back:
Amortization of intangible assets	2,818	2,289	5,678	4,688
Restructuring charges	2,069	861	3,624	1,489
Other losses	21	—	33	42
Transaction-related expenses	—	(29)	50	141
Unrealized gain on preferred stock investment	—	—	(26,964)	—
Tax effect of adjustments	(1,301)	(827)	4,658	(1,685)
Total adjustments, net of tax	3,607	2,294	(12,921)	4,675
Adjusted net income	$17,482	$15,091	$27,806	$22,877
Adjusted weighted average shares - diluted	20,967	21,871	21,047	22,105
Adjusted diluted earnings per share	$0.83	$0.69	$1.32	$1.03

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenues
Revenues by segment and capability for the three months ended June 30, 2022 and 2021 were as follows:

Revenues (in thousands)	Three Months Ended June 30,		Percent Increase (Decrease)
	2022	2021
Segment:
Healthcare	$128,474	$114,750	12.0%
Education	88,225	60,475	45.9%
Commercial	56,626	54,901	3.1%
Total revenues	$273,325	$230,126	18.8%

Capability:
Consulting and Managed Services	$147,871	$145,004	2.0%
Digital	125,454	85,122	47.4%
Total revenues	$273,325	$230,126	18.8%
Revenues increased $43.2 million, or 18.8%, to $273.3 million for the second quarter of 2022 from $230.1 million for the second quarter of 2021. The overall increase in revenues reflects continued strength in demand for our Digital capability services across all industries as companies continue to invest in cloud-based technology and analytic solutions, as well as strengthened demand for our Consulting and Managed Services offerings within our Education segment, partially the result of a favorable comparison against this segment's results in the second quarter of 2021 which was more significantly impacted by the COVID-19 pandemic this time last year. During 2020 and 2021, some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic, particularly within our Healthcare and Education segments. Additional information on our revenues by segment follows.
•Healthcare revenues increased $13.7 million, or 12.0%, driven by strengthened demand for our technology and analytics services within our Digital capability, as well as strengthened demand for our revenue cycle managed services solutions within our Consulting and Managed Services capability. These increases were partially offset by a decrease in demand for our performance improvement solution within our Consulting and Managed Services capability. Revenues in the second quarter of 2022 included $1.2 million of incremental revenues from our acquisition of Perception Health, Inc., which was completed in December 2021.
The number of revenue-generating professionals within our Healthcare segment grew 12.2% to 1,619 as of June 30, 2022, compared to 1,443 as of June 30, 2021.
•Education revenues increased $27.8 million, or 45.9%, driven by strengthened demand for our technology and analytics services within our Digital capability and strengthened demand for our research, strategy and operations, and student solutions within our Consulting and Managed Services capability. Revenues in the second quarter of 2022 included $1.9 million of incremental revenues from our acquisition of Whiteboard Communications Ltd., which was completed in December 2021.
The number of revenue-generating professionals within our Education segment grew 59.0% to 1,407 as of June 30, 2022, compared to 885 as of June 30, 2021.
•Commercial revenues increased $1.7 million, or 3.1%, driven by strengthened demand for our technology and analytics services within our Digital capability, largely offset by a decrease in demand for our financial advisory solutions within our Consulting and Managed Services capability and the divestiture of our Life Sciences business in the fourth quarter of 2021. The Life Sciences business generated $5.0 million of revenues in the second quarter of 2021. Revenues in the second quarter of 2022 included $0.9 million of incremental revenues from our acquisition of AIMDATA, LLC, which was completed in January 2022.
The number of revenue-generating professionals within our Commercial segment grew 7.6% to 1,217 as of June 30, 2022, compared to 1,131 as of June 30, 2021. This increase includes the impact of the divestiture of our Life Sciences business completed in the fourth quarter of 2021. The Life Sciences business employed 66 revenue-generating professionals as of June 30, 2021.

Operating Expenses
Operating expenses for the second quarter of 2022 increased $34.6 million, or 15.9%, over the second quarter of 2021.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Three Months Ended June 30,				Increase / (Decrease)
	2022		2021
Direct costs	$189,233	69.2%	$161,526	70.2%	$27,707
Reimbursable expenses	7,576	2.8%	3,316	1.4%	4,260
Selling, general and administrative expenses	46,033	16.8%	45,190	19.6%	843
Restructuring charges	2,069	0.8%	861	0.4%	1,208
Depreciation and amortization	6,902	2.5%	6,356	2.8%	546
Total operating expenses	$251,813	92.1%	$217,249	94.4%	$34,564
Direct Costs
Direct costs increased $27.7 million, or 17.2%, to $189.2 million for the three months ended June 30, 2022 from $161.5 million for the three months ended June 30, 2021. The $27.7 million increase primarily related to a $19.8 million increase in payroll costs for our revenue-generating professionals, driven by increased headcount and annual salary increases that went into effect in the first quarter of 2022, partially offset by a decrease in performance bonus expense. Additional increases in direct costs include a $5.8 million increase in contractor expense, and a $1.6 million increase in technology costs. As a percentage of revenues, direct costs decreased to 69.2% during the second quarter of 2022, compared to 70.2% during the second quarter of 2021, primarily due to revenue growth that outpaced the increase in payroll costs for our revenue-generating professionals; partially offset by the increase in contractor expense, as a percentage of revenues.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.8 million, or 1.9%, to $46.0 million in the second quarter of 2022 from $45.2 million in the second quarter of 2021. The $0.8 million increase primarily related to a $5.2 million increase in non-payroll costs which includes a $2.3 million increase in promotion and marketing expenses, a $1.4 million increase in practice administration and meetings expenses, and a $0.8 million increase in software and data hosting expenses, largely offset by a $4.4 million decrease in payroll costs for our support personnel. The $4.4 million decrease in payroll costs includes a $7.1 million decrease in deferred compensation expense attributable to the change in the market value of our deferred compensation liability, partially offset by a $2.5 million increase in salaries and related expenses for our support personnel. The decrease in deferred compensation expense is fully offset by a decrease in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. As a percentage of revenues, selling, general and administrative expenses decreased to 16.8% during the second quarter of 2022, compared to 19.6% during the second quarter of 2021. This decrease was primarily attributable to the decrease in deferred compensation expense in the second quarter of 2022 compared to the second quarter of 2021.
Restructuring Charges
Restructuring charges for the second quarter of 2022 were $2.1 million, compared to $0.9 million for the second quarter of 2021. The $2.1 million of restructuring charges incurred in the second quarter of 2022 included $1.1 million of employee-related expenses, $0.4 million for rent and related expenses, net of sublease income, for previously vacated office spaces, $0.5 million for third-party transaction expenses related to the modification of our operating model, and $0.1 million related to the divestiture of our Life Sciences business in the fourth quarter of 2021. The $0.9 million of restructuring charges incurred in the second quarter of 2021 primarily related to rent and related expenses, net of sublease income, for vacated office spaces.

Depreciation and Amortization
Depreciation and amortization expense, which includes amortization of intangible assets and software development costs previously presented separately, increased $0.5 million, or 8.6%, to $6.9 million for the three months ended June 30, 2022, compared to $6.4 million for the three months ended June 30, 2021. The $0.5 million increase in depreciation and amortization expense was primarily attributable to an increase in amortization of intangible assets acquired in business acquisitions completed subsequent to the second quarter of 2021.
Operating Income and Operating Margin
Operating income increased $12.9 million to $29.0 million in the second quarter of 2022 from $16.1 million in the second quarter of 2021. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 10.6% for the three months ended June 30, 2022, compared to 7.0% for the three months ended June 30, 2021.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended June 30,				Increase / (Decrease)
	2022		2021
Healthcare	$30,364	23.6%	$30,527	26.6%	$(163)
Education	21,691	24.6%	14,142	23.4%	7,549
Commercial	11,915	21.0%	11,040	20.1%	875
Total segment operating income	$63,970		$55,709		$8,261
•Healthcare operating income decreased primarily due to increases in payroll costs for our revenue-generating professionals and contractor expenses, largely offset by the increase in revenues. The increase in payroll costs was driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2022, partially offset by a decrease in performance bonus expense. Healthcare operating margin decreased primarily due to the increases in contractor expenses and payroll costs for our revenue-generating professionals, as percentages of revenues.
•Education operating income increased primarily due to the increase in revenues, partially offset by an increase in payroll costs for our revenue-generating professionals and increases in contractor expense, technology expenses, and promotion and marketing expenses. The increase in payroll costs was driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2022, and an increase in performance bonus expense. Education operating margin increased due to revenue growth that outpaced the increase in payroll costs; partially offset by the increases in non-payroll costs, as percentages of revenues.
•Commercial operating income increased primarily due to a decrease in payroll costs for our revenue-generating professionals and the increase in revenues, partially offset by increases in restructuring charges, payroll costs for our support personnel, and promotion and marketing expenses. The decrease in payroll costs for our revenue-generating professionals was primarily driven by the divestiture of our Life Sciences business in the fourth quarter of 2021, partially offset by an increase in performance bonus expense. Commercial operating margin increased due to the decrease in payroll costs for our revenue-generating professionals, partially offset by the increases in non-payroll costs and the increase in payroll costs for our support personnel, as percentages of revenues.
Other Income (Expense), Net
Interest expense, net of interest income increased $0.4 million to $2.4 million in the second quarter of 2022 from $2.0 million in the second quarter of 2021 primarily attributable to higher levels of borrowing under our credit facility during the second quarter of 2022 compared to the second quarter of 2021. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income (expense), net decreased $7.0 million to expense of $4.9 million in the second quarter of 2022 from income of $2.2 million in the second quarter of 2021. The decrease in other income, net was primarily attributable to the $7.1 million decrease in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability. During the second quarter of 2022, we recognized a $5.0 million loss for the market value of our deferred compensation investments compared to a $2.1 million gain recognized in the second quarter of 2021.
Income Tax Expense
For the three months ended June 30, 2022, our effective tax rate was 36.0% as we recognized income tax expense of $7.8 million on income of $21.7 million. The effective tax rate of 36.0% was less favorable than the statutory rate, inclusive of state income taxes, of 26.4%, primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.
For the three months ended June 30, 2021, our effective tax rate was 21.3% as we recognized income tax expense of $3.5 million on income of $16.3 million. The effective tax rate of 21.3% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit related to electing the Global Intangible Low-Taxed Income ("GILTI") high-tax exclusion retroactively for the 2018 tax year. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. This favorable item was partially offset by certain nondeductible expense items.
Net Income from Continuing Operations and Earnings per Share
Net income increased $1.1 million to $13.9 million for the three months ended June 30, 2022 from $12.8 million for the same period last year. As a result of the increase in net income, diluted earnings per share for the second quarter of 2022 was $0.66 compared to $0.59 for the second quarter of 2021.
EBITDA and Adjusted EBITDA
EBITDA increased $6.4 million to $31.2 million for the three months ended June 30, 2022 from $24.8 million for the three months ended June 30, 2021. The increase in EBITDA was primarily attributable to the increase in segment operating income; partially offset by an increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability on corporate expenses.
Adjusted EBITDA increased $7.6 million to $33.2 million in the second quarter of 2022 from $25.6 million in the second quarter of 2021. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income; partially offset by an increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability and restructuring charges on these items.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income increased $2.4 million to $17.5 million in the second quarter of 2022 compared to $15.1 million in the second quarter of 2021. As a result of the increase in adjusted net income, adjusted diluted earnings per share was $0.83 for the second quarter of 2022, compared to $0.69 for the second quarter of 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenues
Revenues by segment and capability for the six months ended June 30, 2022 and 2021 were as follows:

Revenues (in thousands)	Six Months Ended June 30,		Percent Increase (Decrease)
	2022	2021
Segment:
Healthcare	$250,350	$210,725	18.8%
Education	168,887	111,817	51.0%
Commercial	114,137	110,797	3.0%
Total revenues	$533,374	$433,339	23.1%

Capability:
Consulting and Managed Services	$298,455	$267,555	11.5%
Digital	234,919	165,784	41.7%
Total revenues	$533,374	$433,339	23.1%
Revenues increased $100.0 million, or 23.1%, to $533.4 million for the first six months of 2022 from $433.3 million for the first six months of 2021. The overall increase in revenues reflects continued strength in demand for our Digital capability services across all industries as companies continue to invest in cloud-based technology and analytic solutions, as well as strengthened demand for our Consulting and Managed Services offerings within our Education and Healthcare segments partially the result of a favorable comparison against these segments' results in the first six months of 2021 which were more significantly impacted by the COVID-19 pandemic. During 2020 and 2021, some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic, particularly within our Healthcare and Education segments. Additional information on our revenues by segment follows.

•Healthcare revenues increased $39.6 million, or 18.8%, driven by strengthened demand for our technology and analytics services within our Digital capability, as well as strengthened demand for our revenue cycle managed services and performance improvement solutions within our Consulting and Managed Services capability. These increases in revenues were partially offset by a decrease in demand for our strategy and innovation solution within this segment's Consulting and Managed Services capability. Revenues in the first six months of 2022 included $1.8 million of incremental revenues from our acquisition of Perception Health, Inc., which was completed in December 2021.
The number of revenue-generating professionals within our Healthcare segment grew 12.2% to 1,619 as of June 30, 2022, compared to 1,443 as of June 30, 2021.
•Education revenues increased $57.1 million, or 51.0%, driven by strengthened demand for our technology and analytics services and software products within our Digital capability, as well as strengthened demand for our research, strategy and operations, and student solutions within our Consulting and Managed Services capability. Revenues in the first six months of 2022 included $4.2 million of incremental revenues from our acquisition of Whiteboard Communications Ltd., which was completed in December 2021.
The number of revenue-generating professionals within our Education segment grew 59.0% to 1,407 as of June 30, 2022, compared to 885 as of June 30, 2021.
•Commercial revenues increased $3.3 million, or 3.0%, driven by strengthened demand for our technology and analytics services within our Digital capability, largely offset by a decrease in revenues due to the divestiture of our Life Sciences business in the fourth quarter of 2021 and a decrease in demand for our financial advisory solutions within the Consulting and Managed Services capability. The Life Sciences business generated $9.7 million of revenues in the first six months of 2021. Revenues in the first six months of 2022 included $1.9 million of incremental revenues from our acquisitions of Unico Solution, Inc. and AIMDATA, LLC, which were completed in February 2021 and January 2022, respectively.
The number of revenue-generating professionals within our Commercial segment grew 7.6% to 1,217 as of June 30, 2022, compared to 1,131 as of June 30, 2021. This increase includes the impact of the divestiture of our Life Sciences business completed in the fourth quarter of 2021. The Life Sciences business employed 66 revenue-generating professionals as of June 30, 2021.
Operating Expenses
Operating expenses for the first six months of 2022 increased $86.5 million, or 20.9%, over the first six months of 2021.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Six Months Ended June 30,				Increase / (Decrease)
	2022		2021
Direct costs	$376,480	70.6%	$309,641	71.5%	$66,839
Reimbursable expenses	12,332	2.3%	5,319	1.2%	7,013
Selling, general and administrative expenses	94,428	17.7%	84,998	19.6%	9,430
Restructuring charges	3,624	0.7%	1,489	0.3%	2,135
Depreciation and amortization	13,766	2.6%	12,709	2.9%	1,057
Total operating expenses	$500,630	93.9%	$414,156	95.5%	$86,474
Direct Costs
Direct costs increased $66.8 million, or 21.6%, to $376.5 million for the first six months of 2022 from $309.6 million for the first six months of 2021. The $66.8 million increase primarily related to a $52.7 million increase in payroll costs for our revenue-generating professionals, driven by increased headcount, annual salary increases that went into effect in the first quarter of 2022, and an increase in performance bonus expense; as well as a $10.4 million increase in contractor expense, a $3.0 million increase in technology costs, and a $1.2 million increase in product and event costs. As a percentage of revenues, direct costs decreased to 70.6% during the first six months of 2022, compared to 71.5% during the first six months of 2021, primarily due to revenue growth that outpaced the increase in payroll costs for our revenue-generating professionals, partially offset by the increase in contractor expense, as a percentage of revenues.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $9.4 million, or 11.1%, to $94.4 million in the first six months of 2022 from $85.0 million in the first six months of 2021. The $9.4 million increase primarily related to an $8.7 million increase in non-payroll costs including a $3.1 million increase in promotion and marketing expenses, a $2.0 million increase in practice administration and meetings expense, a $1.7 million increase in software and data hosting expenses, and a $1.0 million increase in third-party professional fees. Additionally, selling, general and administrative expenses increased by $0.6 million related to payroll costs for our support personnel, which includes a $6.6 million increase in salaries and related expenses, a $2.1 million increase in performance bonus expense and a $1.8 million increase in share-based compensation expense; largely offset by a $10.5 million decrease in deferred compensation expense attributable to the change in the market value of our deferred compensation liability. The decrease in deferred compensation expense is fully offset by a decrease in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. As a percentage of revenues, selling, general and administrative expenses decreased to 17.7% during the first six months of 2022, compared to 19.6% during the first six months of 2021. This decrease was primarily attributable to the decrease in deferred compensation expense in the first six months of 2022 compared to the first six months of 2021.
Restructuring Charges
Restructuring charges for the first six months of 2022 were $3.6 million, compared to $1.5 million for the first six months of 2021. The $3.6 million of restructuring charges incurred in the first six months of 2022 included $1.6 million of employee-related expenses, $1.0 million for rent and related expenses, net of sublease income, for previously vacated office spaces, $0.6 million for third-party transaction expenses related to the modification of our operating model, $0.3 million of accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use, and $0.1 million related to the divestiture of our Life Sciences business in the fourth quarter of 2021. The $1.5 million of restructuring charges incurred in the first six months of 2021 primarily related to rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for vacated office spaces.
Depreciation and Amortization
Depreciation and amortization expense, which includes amortization of intangible assets and software development costs previously presented separately, increased $1.1 million, or 8.3%, to $13.8 million for the first six months of 2022, compared to $12.7 million for first six months of 2021. The $1.1 million increase in depreciation and amortization expense was primarily attributable to an increase in amortization of intangible assets acquired in business acquisitions completed subsequent to the second quarter of 2021.
Operating Income and Operating Margin
Operating income increased $20.6 million to $45.0 million in the first six months of 2022 from $24.4 million in the first six months of 2021. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 8.4% for the first six months of 2022, compared to 5.6% for the first six months of 2021.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Six Months Ended June 30,				Increase / (Decrease)
	2022		2021
Healthcare	$58,396	23.3%	$54,354	25.8%	$4,042
Education	35,997	21.3%	22,679	20.3%	13,318
Commercial	24,129	21.1%	20,890	18.9%	3,239
Total segment operating income	$118,522		$97,923		$20,599
•Healthcare operating income increased primarily due to the increase in revenues, partially offset by increases in payroll costs for our revenue-generating professionals, contractor expense, amortization of intangible assets and technology expenses. The increase in payroll costs was driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2022, partially offset by a decrease in performance bonus expense. Healthcare operating margin decreased primarily due to the increases in contractor expense and payroll costs for our revenue-generating professionals, as percentages of revenues.
•Education operating income increased primarily due to the increase in revenues, partially offset by increases in payroll costs for our revenue-generating professionals, contractor expense, technology expenses, promotion and marketing expenses, and product and event costs. The increase in payroll costs was driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2022, as well as increases in performance bonus expense, share-based compensation expense, and signing, retention and other bonus expense. Education operating margin increased due to revenue growth that outpaced the increase in payroll costs; partially offset by the increases in non-payroll costs, as percentages of revenues.
•Commercial operating income increased primarily due to a decrease in payroll costs for our revenue-generating professionals and the increase in revenues, partially offset by an increase in payroll costs for our support personnel, restructuring charges, and promotion and marketing expenses. The decrease in payroll costs for our revenue-generating professionals was primarily driven by the divestiture of our Life Sciences business in the fourth quarter of 2021, partially offset by an increase in performance bonus expense. Commercial operating margin increased due to the decrease in payroll costs for our revenue-generating professionals; partially offset by the increases in payroll costs for our support personnel and non-payroll costs, as percentages of revenues.
Other Income (Expense), Net
Interest expense, net of interest income increased $0.9 million to $4.6 million in the first six months of 2022 from $3.7 million in the first six months of 2021 primarily attributable to higher levels of borrowing under our credit facility during the first quarter of 2022 compared to the first quarter of 2021. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income, net increased $16.9 million to $19.5 million in the first six months of 2022 from $2.6 million in the first six months of 2021. The increase in other income, net was primarily attributable to a $27.0 million unrealized gain related to the increase in the fair value of our preferred stock investment in Medically Home. See Note 10 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our preferred stock investment in Medically Home. This increase was partially offset by the $10.5 million decrease in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability. During the first six months of 2022, we recognized a $7.6 million loss for the market value of our deferred compensation investments compared to a $2.9 million gain recognized in the first six months of 2021.
Income Tax Expense
For the six months ended June 30, 2022, our effective tax rate was 31.9% as we recognized income tax expense of $19.1 million on income of $59.8 million. The effective tax rate of 31.9% was less favorable than the statutory rate, inclusive of state income taxes, of 26.4%, primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.
For the six months ended June 30, 2021, our effective tax rate was 21.5% as we recognized income tax expense of $5.0 million on income of $23.2 million. The effective tax rate of 21.5% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit related to electing the Global Intangible Low-Taxed Income ("GILTI") high-tax exclusion retroactively for the 2018 tax year and a discrete tax benefit for share-based compensation awards that vested during the first quarter. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. These favorable items were partially offset by certain nondeductible expense items.
Net Income from Continuing Operations and Earnings per Share
Net income increased $22.5 million to $40.7 million for the six months ended June 30, 2022 from $18.2 million for the same period last year. The increase in net income was primarily attributable to a $19.8 million unrealized gain, net of tax, related to the increase in the fair value of our preferred stock investment in Medically Home. As a result of the increase in net income, diluted earnings per share for the six months ended June 30, 2022 was $1.94 compared to $0.82 for the six months ended June 30, 2021.
EBITDA and Adjusted EBITDA
EBITDA increased $38.6 million to $78.7 million for the six months ended June 30, 2022 from $40.0 million for the six months ended June 30, 2021. The increase in EBITDA was primarily attributable to the $27.0 million unrealized gain related to the increase in the fair value of our preferred stock investment as well as the increase in segment operating income; partially offset by an increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability on corporate expenses.
Adjusted EBITDA increased $13.3 million to $55.3 million in the first six months of 2022 from $42.1 million in the first six months of 2021. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income; partially offset by an increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability and restructuring charges on these items.

Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income increased $4.9 million to $27.8 million in the first six months of 2022 compared to $22.9 million in the first six months of 2021. As a result of the increase in adjusted net income, adjusted diluted earnings per share was $1.32 for the six months ended June 30, 2022, compared to $1.03 for the six months ended June 30, 2021.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $12.0 million and $20.8 million at June 30, 2022 and December 31, 2021. As of June 30, 2022, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Six Months Ended June 30,
Cash Flows (in thousands):	2022	2021
Net cash used in operating activities	$(50,236)	$(61,970)
Net cash used in investing activities	(7,608)	(13,752)
Net cash provided by financing activities	49,076	21,258
Effect of exchange rate changes on cash	(55)	269
Net decrease in cash and cash equivalents	$(8,823)	$(54,195)
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
Net cash used in operating activities decreased $11.8 million to $50.2 million for the six months ended June 30, 2022 from $62.0 million for the six months ended June 30, 2021. The decrease in net cash used in operating activities was primarily related to an increase in cash collections in the first six months of 2022 compared to the same prior year period; partially offset by an increase in salaries and related expenses for our revenue-generating professionals; an increase in the amount paid for annual performance bonuses in the first quarter of 2022 compared to the first quarter of 2021; and increases in contractor expenses and selling, general and administrative expenses for the first six months of 2022 compared to the same prior year period.
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
The use of cash in the first six months of 2022 primarily consisted of $6.8 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements and furniture for certain office spaces; $4.0 million for payments related to internally developed software; and $1.9 million for the purchase of a business. These uses of cash for investing activities were partially offset by $4.8 million of cash received for the sale of our aircraft in the first quarter of 2022.
The use of cash in the first six months of 2021 primarily consisted of $5.9 million for the purchase of a business; $5.4 million for purchases of property and equipment, primarily related to purchases of leasehold improvements for certain office spaces and computers and related equipment; and $2.5 million for payments related to internally developed software.

We estimate that cash utilized for purchases of property and equipment and software development in 2022 will total approximately $20 million to $25 million; primarily consisting of software development costs, information technology related equipment to support our corporate infrastructure, and leasehold improvements and furniture and fixtures for certain office locations.
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

Net cash provided by financing activities increased by $27.8 million to $49.1 million for the six months ended June 30, 2022 from $21.3 million for the six months ended June 30, 2021.
During the six months ended June 30, 2022, we borrowed $224.0 million under our credit facility primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2022, and made repayments on our borrowings of $114.8 million. The repayments on our borrowings included the repayment of the outstanding principal of our promissory note due 2024 of $2.7 million from the proceeds received for the sale of our aircraft. Additionally, during the first six months of 2022, we repurchased and retired $52.2 million of our common stock under our share repurchase program discussed below, and settled $0.2 million of share repurchases that were accrued as of December 31, 2021. In the first half of 2022, we reacquired $7.0 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made deferred acquisition payments of $1.9 million to the sellers of certain businesses we acquired. These payments were primarily the result of achieving specified financial performance targets in accordance with the related purchase agreements.
During the six months ended June 30, 2021, we borrowed $139.0 million primarily to fund our annual performance bonus payment, and made repayments on our borrowings of $74.3 million. Additionally, during the first six months of 2021, we repurchased and retired $35.2 million of our common stock under our share repurchase program. We also reacquired $8.7 million of common stock as a result of tax withholdings upon vesting of share-based compensation.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. During the third quarter of 2021, our board of directors authorized an extension of the share repurchase program through December 31, 2022 and increased the authorized amount to $100 million. During the first quarter of 2022, our board of directors authorized a further extension through December 31, 2023 and increased the authorized amount to $200 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. As of June 30, 2022, $77.9 million remained available for share repurchases under our share repurchase program.
Financing Arrangements
At June 30, 2022, we had $342.0 million outstanding under our senior secured credit facility, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At June 30, 2022 and December 31, 2021, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of June 30, 2022 was 2.20 to 1.00, compared to 1.73 to 1.00 as of December 31, 2021. Our Consolidated Interest Coverage Ratio as of June 30, 2022 was 19.03 to 1.00, compared to 18.43 to 1.00 as of December 31, 2021.

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
Principal borrowings outstanding under the Amended Credit Agreement at June 30, 2022 and December 31, 2021 totaled $342.0 million and $230.0 million, respectively. These borrowings carried a weighted average interest rate of 2.6% at June 30, 2022 and 2.7% at December 31, 2021, including the impact of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2022, we had outstanding letters of credit totaling $0.7 million, which are used as security deposits for our office facilities. As of June 30, 2022, the unused borrowing capacity under the revolving credit facility was $257.3 million.
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
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021. Below is an update to our critical accounting policy related to the carrying values of goodwill and other intangible assets. There have been no material changes to our other critical accounting policies during the first six months of 2022.
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
Market Risk and Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At June 30, 2022, we had borrowings outstanding under the credit facility totaling $342.0 million that carried a weighted average interest rate of 2.6%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $1.4 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2021, we had borrowings outstanding under the credit facility totaling $230.0 million that carried a weighted average interest rate of 2.7% including the impact of the interest rate swaps. A hypothetical 100 basis point change in the interest rate would have had a $0.3 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
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
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of June 30, 2022, the fair value of the investment was $63.4 million, with a total cost basis of $40.9 million. At December 31, 2021, the fair value of the investment was $65.9 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in Medically Home Group, Inc. ("Medically Home"), a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of June 30, 2022, the carrying value of the investment was $33.6 million, with a total cost basis of $5.0 million. As of December 31, 2021, the carrying value of the investment was $6.7 million, with a total cost basis of $5.0 million. During the first quarter of 2022, we recognized an unrealized gain of $27.0 million on our preferred stock investment resulting from an observable price change of preferred stock with similar rights and preferences to our preferred stock investment issued by Medically Home. Following our purchase, we have not identified any impairment of our investment.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2022, we reacquired 2,584 shares of common stock with a weighted average fair market value of $49.22 as a result of such tax withholdings.
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

The following table provides information with respect to purchases we made of our common stock during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
April 1, 2022 - April 30, 2022	57,216	$47.34	54,889	$103,667,584
May 1, 2022 - May 31, 2022	239,650	$56.94	239,650	$90,015,176
June 1, 2022 - June 30, 2022	203,265	$59.55	203,008	$77,919,714
Total	500,131	$56.90	497,547
(1)The number of shares repurchased included 2,327 shares in April 2022 and 257 shares in June 2022 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
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

Huron Consulting Group Inc.
(Registrant)

Date:	July 28, 2022	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer