Form 10-Q
period 2022-09-30
Huron Consulting Group Inc.
filed 2022-11-01
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of October 25, 2022, 19,933,479 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$8,831	$20,781
Receivables from clients, net of allowances of $10,494 and $8,827, respectively	166,734	122,316
Unbilled services, net of allowances of $3,992 and $2,637, respectively	122,317	91,285
Income tax receivable	213	8,071
Prepaid expenses and other current assets	25,524	15,229
Total current assets	323,619	257,682
Property and equipment, net	26,187	31,004
Deferred income taxes, net	1,625	1,804
Long-term investments	95,854	72,584
Operating lease right-of-use assets	32,112	35,311
Other non-current assets	65,993	68,191
Intangible assets, net	25,453	31,894
Goodwill	623,841	620,879
Total assets	$1,194,684	$1,119,349
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,115	$13,621
Accrued expenses and other current liabilities	32,016	22,519
Accrued payroll and related benefits	118,195	139,131
Current maturities of long-term debt	—	559
Current maturities of operating lease liabilities	10,414	10,142
Deferred revenues	20,378	19,212
Total current liabilities	196,118	205,184
Non-current liabilities:
Deferred compensation and other liabilities	31,487	43,458
Long-term debt, net of current portion	341,000	232,221
Operating lease liabilities, net of current portion	48,221	54,313
Deferred income taxes, net	21,597	12,273
Total non-current liabilities	442,305	342,265
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 22,853,524 and 24,364,814 shares issued, respectively	225	239
Treasury stock, at cost, 2,696,264 and 2,495,172 shares, respectively	(137,000)	(135,969)
Additional paid-in capital	336,125	413,794
Retained earnings	335,464	276,996
Accumulated other comprehensive income	21,447	16,840
Total stockholders’ equity	556,261	571,900
Total liabilities and stockholders’ equity	$1,194,684	$1,119,349
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues and reimbursable expenses:
Revenues	$285,370	$224,007	$818,744	$657,346
Reimbursable expenses	6,816	3,690	19,034	8,876
Total revenues and reimbursable expenses	292,186	227,697	837,778	666,222
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	193,368	153,902	569,848	463,543
Reimbursable expenses	6,917	3,914	19,249	9,233
Selling, general and administrative expenses	54,458	43,576	148,886	128,574
Restructuring charges	1,332	1,677	4,956	3,166
Depreciation and amortization	6,812	6,322	20,578	19,031
Total operating expenses	262,887	209,391	763,517	623,547
Operating income	29,299	18,306	74,261	42,675
Other income (expense), net:
Interest expense, net of interest income	(3,111)	(2,217)	(7,753)	(5,965)
Other income (expense), net	(785)	(394)	18,699	2,177
Total other income (expense), net	(3,896)	(2,611)	10,946	(3,788)
Income before taxes	25,403	15,695	85,207	38,887
Income tax expense	7,662	1,968	26,739	6,958
Net income	$17,741	$13,727	$58,468	$31,929
Earnings per share:
Net income per basic share	$0.88	$0.65	$2.85	$1.48
Net income per diluted share	$0.86	$0.64	$2.80	$1.46
Weighted average shares used in calculating earnings per share:
Basic	20,109	21,242	20,511	21,574
Diluted	20,615	21,531	20,899	21,904
Comprehensive income (loss):
Net income	$17,741	$13,727	$58,468	$31,929
Foreign currency translation adjustments, net of tax	(1,034)	(246)	(1,733)	236
Unrealized gain (loss) on investment, net of tax	(830)	1,158	(2,718)	(2,068)
Unrealized gain on cash flow hedging instruments, net of tax	3,762	309	9,058	1,956
Other comprehensive income	1,898	1,221	4,607	124
Comprehensive income	$19,639	$14,948	$63,075	$32,053
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	23,183,446	$232	(2,935,799)	$(136,425)	$374,280	$317,723	$19,549	$575,359
Comprehensive income						17,741	1,898	19,639
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	36,251	—	(835)	(46)	46			—
Exercise of stock options	6,000	—			236			236
Share-based compensation					7,160			7,160
Shares redeemed for employee tax withholdings			(8,020)	(529)				(529)
Share repurchases	(685,641)	(7)			(45,597)			(45,604)
Balance at September 30, 2022	22,540,056	$225	(2,944,654)	$(137,000)	$336,125	$335,464	$21,447	$556,261

Balance at June 30, 2021	24,321,728	$243	(2,899,933)	$(135,364)	$429,084	$232,211	$11,964	538,138
Comprehensive income						13,727	1,221	14,948
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	45,190	—	1,371	77	(77)			—
Exercise of stock options	5,000	—			191			191
Share-based compensation					5,693			5,693
Shares redeemed for employee tax withholdings			(12,489)	(616)				(616)
Share repurchases	(518,045)	(5)			(24,981)			(24,986)
Balance at September 30, 2021	23,853,873	$238	(2,911,051)	$(135,903)	$409,910	$245,938	$13,185	$533,368

	Nine Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	23,868,918	$239	(2,908,849)	$(135,969)	$413,794	$276,996	$16,840	$571,900
Comprehensive income						58,468	4,607	63,075
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	341,189	3	114,290	6,509	(6,512)			—
Exercise of stock options	36,536	—			1,421			1,421
Share-based compensation					25,260			25,260
Shares redeemed for employee tax withholdings			(150,095)	(7,540)				(7,540)
Share repurchases	(1,706,587)	(17)			(97,838)			(97,855)
Balance at September 30, 2022	22,540,056	$225	(2,944,654)	$(137,000)	$336,125	$335,464	$21,447	$556,261

Balance at December 31, 2020	24,560,855	$246	(2,812,896)	$(129,886)	$454,512	$214,009	$13,061	$551,942
Comprehensive income						31,929	124	32,053
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	443,741	4	82,380	3,250	(3,254)			—
Exercise of stock options	18,403	—			613			613
Share-based compensation					18,256			18,256
Shares redeemed for employee tax withholdings			(180,535)	(9,267)				(9,267)
Share repurchases	(1,169,126)	(12)			(60,217)			(60,229)
Balance at September 30, 2021	23,853,873	$238	(2,911,051)	$(135,903)	$409,910	$245,938	$13,185	$533,368
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$58,468	$31,929
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	20,578	19,245
Non-cash lease expense	4,768	4,912
Share-based compensation	23,083	17,979
Amortization of debt discount and issuance costs	595	595
Allowances for doubtful accounts	47	7
Deferred income taxes	7,133	2,434
Gain on sale of property and equipment, excluding transaction costs	(1,117)	(254)
Change in fair value of contingent consideration liabilities	(34)	98
Change in fair value of preferred stock investment	(26,964)	—
Other, net	6	(78)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients, net	(44,759)	(23,294)
(Increase) decrease in unbilled services, net	(31,937)	(40,883)
(Increase) decrease in current income tax receivable / payable, net	14,704	3,159
(Increase) decrease in other assets	3,468	98
Increase (decrease) in accounts payable and other liabilities	(14,538)	2,229
Increase (decrease) in accrued payroll and related benefits	(18,883)	(35,958)
Increase (decrease) in deferred revenues	(397)	(10,424)
Net cash used in operating activities	(5,779)	(28,206)
Cash flows from investing activities:
Purchases of property and equipment	(9,768)	(8,918)
Investment in life insurance policies	(283)	(574)
Distributions from life insurance policies	2,958	—
Purchases of business, net of cash acquired	(1,948)	(5,886)
Capitalization of internally developed software costs	(6,855)	(3,603)
Proceeds from note receivable	157	—
Proceeds from sale of property and equipment	4,753	255
Divestiture of business	207	—
Net cash used in investing activities	(10,779)	(18,726)
Cash flows from financing activities:
Proceeds from exercises of stock options	1,421	613
Shares redeemed for employee tax withholdings	(7,540)	(9,267)
Share repurchases	(95,474)	(60,229)
Proceeds from bank borrowings	287,000	189,000
Repayments of bank borrowings	(178,780)	(129,362)
Deferred payments on business acquisitions	(1,875)	—
Net cash provided by (used in) financing activities	4,752	(9,245)
Effect of exchange rate changes on cash	(144)	189
Net decrease in cash and cash equivalents	(11,950)	(55,988)
Cash and cash equivalents at beginning of the period	20,781	67,177
Cash and cash equivalents at end of the period	$8,831	$11,189
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable, accrued expenses and accrued payroll and related benefits	$3,474	$2,140
Operating lease right-of-use asset obtained in exchange for operating lease liability	$1,908	$2,960
Contingent consideration related to purchase of business	$869	$—
Share repurchases included in accounts payable	$2,572	$—
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2022 and 2021. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
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
3. New Accounting Pronouncements
Not Yet Adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, Reference Rate Reform (Topic 848): Scope. Together, these ASUs provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
reference rate reform on financial reporting under GAAP. These ASUs are optional and may be applied by entities after March 12, 2020, but no later than December 31, 2022. Our senior secured credit facility and related interest rate swaps are indexed to LIBOR, and we expect to adopt this standard when LIBOR is discontinued and a successor rate is established under these contracts. We do not expect the adoption of these ASUs to have a material impact on our consolidated financial statements.
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2022.

	Healthcare	Education	Commercial(1)	Total
Balance as of December 31, 2021:
Goodwill	$642,951	$121,570	$312,250	$1,076,771
Accumulated impairment losses	(208,081)	—	(247,811)	(455,892)
Goodwill, net as of December 31, 2021	434,870	121,570	64,439	620,879
Goodwill reallocation(1)	18,057	(1,417)	(16,640)	—
Goodwill recorded in connection with business acquisitions(2)(3)	162	2,082	718	2,962
Goodwill, net as of September 30, 2022	$453,089	$122,235	$48,517	$623,841
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
Intangible Assets
Intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following:

		As of September 30, 2022		As of December 31, 2021
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	6 to 13	$73,942	$55,361	$75,908	$53,421
Technology and software	2 to 5	13,330	7,383	13,330	5,607
Trade names	6	6,000	5,717	6,000	5,148
Non-competition agreements	2 to 5	920	278	2,020	1,347
Customer contracts	1	—	—	260	101
Total		$94,192	$68,739	$97,518	$65,624
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
Intangible asset amortization expense was $2.8 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively; and $8.5 million and $6.9 million for the nine months ended September 30, 2022 and 2021. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of September 30, 2022.

Year Ending December 31,	Estimated Amortization Expense
2022	$11,198
2023	$7,904
2024	$4,514
2025	$3,386
2026	$2,435
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
5. Revenues
For the three months ended September 30, 2022 and 2021, we recognized revenues of $285.4 million and $224.0 million, respectively. Of the $285.4 million recognized in the third quarter of 2022, we recognized revenues of $3.5 million from obligations satisfied, or partially satisfied, in prior periods, which was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $224.0 million recognized in the third quarter of 2021, we recognized revenues of $4.3 million from obligations satisfied, or partially satisfied, in prior periods, of which $2.2 million was due to the release of allowances on receivables from clients and unbilled services and $2.1 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements.
For the nine months ended September 30, 2022 and 2021, we recognized revenues of $818.7 million and $657.3 million, respectively. Of the $818.7 million recognized in the first nine months of 2022, we recognized revenues of $4.7 million from obligations satisfied, or partially satisfied, in prior periods, of which $2.5 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $2.2 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $657.3 million recognized in the first nine months of 2021, we recognized revenues of $22.1 million from obligations satisfied, or partially satisfied, in prior periods, of which $14.6 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements, and $7.5 million was primarily due to the release of allowances on receivables from clients and unbilled services.
As of September 30, 2022, we had $156.3 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $156.3 million of performance obligations, we expect to recognize approximately $23.8 million as revenue in 2022, $63.8 million in 2023, and the remaining $68.7 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of September 30, 2022 and December 31, 2021 was $28.2 million and $23.7 million, respectively. The $4.5 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition policy. Our deferred revenues balance as of September 30, 2022 and December 31, 2021, was $20.4 million and $19.2 million, respectively. The $1.2 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and nine months ended September 30, 2022, $1.5 million and $18.0 million of revenues recognized were included in the deferred revenues balance as of December 31, 2021.

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
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$17,741	$13,727	$58,468	$31,929

Weighted average common shares outstanding – basic	20,109	21,242	20,511	21,574
Weighted average common stock equivalents	506	289	388	330
Weighted average common shares outstanding – diluted	20,615	21,531	20,899	21,904

Net income per basic share	$0.88	$0.65	$2.85	$1.48
Net income per diluted share	$0.86	$0.64	$2.80	$1.46
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above for the three and nine months ended September 30, 2022 and 2021 were less than 0.1 million shares, and related to unvested restricted stock and outstanding common stock options.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Through the third quarter of 2022, our board of directors authorized extensions of the share repurchase program through December 31, 2023 and increased the authorized amount to $200 million. In the fourth quarter of 2022, our board of directors increased the authorized amount under the share repurchase program from $200 million to $300 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. All shares repurchased and retired are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.
In the three and nine months ended September 30, 2022, we repurchased and retired 685,641 and 1,706,587 shares for $45.6 million and $97.9 million, respectively, including 38,568 shares for $2.6 million which were settled in the fourth quarter of 2022. Additionally, in the first quarter of 2022, we settled the repurchase of 3,820 shares for $0.2 million that were accrued as of December 31, 2021. In the three and nine months ended September 30, 2021, we repurchased and retired 518,045 and 1,169,126 shares for $25.0 million and $60.2 million, respectively. As of September 30, 2022, $32.3 million remained available for share repurchases under our share repurchase program.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	September 30, 2022	December 31, 2021
Senior secured credit facility	$341,000	$230,000
Promissory note due 2024	—	2,780
Total long-term debt	341,000	232,780
Current maturities of long-term debt	—	(559)
Long-term debt, net of current portion	$341,000	$232,221
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At September 30, 2022, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.06 to 1.00 and a Consolidated Interest Coverage Ratio of 18.36 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at September 30, 2022 totaled $341.0 million. These borrowings carried a weighted average interest rate of 3.6%, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity.” Borrowings outstanding under the Amended Credit Agreement at December 31, 2021 were $230.0 million and carried a weighted average interest rate of 2.7%, including the effect of the interest rate swaps. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2022,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
we had outstanding letters of credit totaling $0.7 million, which are used as security deposits for our office facilities. As of September 30, 2022, the unused borrowing capacity under the revolving credit facility was $258.3 million.
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
8. Restructuring Charges
Restructuring charges for the three and nine months ended September 30, 2022 were $1.3 million and $5.0 million. The $1.3 million of restructuring charges recognized in the third quarter of 2022 included $0.7 million of rent and related expenses, net of sublease income, for previously vacated office spaces, $0.5 million for the early termination of a contract, and $0.1 million of employee-related expenses. The $5.0 million of restructuring charges incurred in the first nine months of 2022 included $1.7 million of employee-related expenses, $1.7 million of rent and related expenses, net of sublease income, for previously vacated office spaces, $0.6 million for third-party transaction expenses related to the modification of our operating model, $0.5 million for the early termination of a contract, $0.3 million of accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use, and $0.1 million related to the divestiture of our Life Sciences business in the fourth quarter of 2021.
Restructuring charges for the three and nine months ended September 30, 2021 were $1.7 million and $3.2 million, respectively. The $1.7 million of restructuring charges recognized in the third quarter of 2021 consisted of $0.7 million of third-party transaction expenses related to the evaluation of the divestiture of our Life Sciences business, $0.5 million of rent and related expenses, net of sublease income, for previously vacated office spaces, and $0.5 million of employee-related expenses. Of the $3.2 million restructuring charge incurred in the first nine months of 2021, $1.8 million related to rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for vacated office spaces; $0.9 million for third-party transaction expenses related to the evaluation of the divestiture of our Life Sciences business; and $0.5 million of employee-related expenses recognized in the third quarter of 2021.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the nine months ended September 30, 2022.

	Employee Costs	Office Space Reduction	Other	Total
Balance as of December 31, 2021	$573	$—	$567	$1,140
Additions	1,711	—	1,085	2,796
Payments	(1,432)	—	(1,025)	(2,457)
Adjustments	—	87	40	127
Balance as of September 30, 2022	$852	$87	$667	$1,606
All of the $0.9 million restructuring charge liability related to employee costs at September 30, 2022 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits in our consolidated balance sheet. The $0.1 million restructuring charge liability related to office space reductions at September 30, 2022 is included as a component of accrued expenses and other current liabilities. All of the $0.7 million other restructuring charge liability at September 30, 2022 is expected to be paid over the next 12 months and is included as a component of accrued expenses and other current liabilities in our consolidated balance sheet.
9. Derivative Instruments and Hedging Activity
In the normal course of business, we use forward interest rate swaps to manage the interest rate risk associated with our variable-rate borrowings under our senior secured credit facility and we use non-deliverable foreign exchange forward contracts to manage the foreign currency exchange rate risk related to our operations in India. We do not use derivative instruments for trading or other speculative purposes.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
We have designated all of our derivative instruments as cash flow hedges. Therefore, changes in the fair value of the interest rate swaps and foreign exchange forward contracts are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified to earnings upon settlement.
Interest Rate Swaps
We are party to forward interest rate swap agreements with an aggregate notional amount of $200.0 million as of September 30, 2022 and December 31, 2021. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month LIBOR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through August 31, 2027.
As of September 30, 2022, it was anticipated that $4.1 million of the gains, net of tax, related to interest rate swaps and currently recorded in accumulated other comprehensive income will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.
Foreign Exchange Forward Contracts
As of September 30, 2022, we are party to non-deliverable foreign exchange forward contracts with an aggregate notional amount of INR 405.1 million, or $5.0 million based on the exchange rate in effect as of September 30, 2022. These foreign exchange forward contracts will mature monthly through July 2023 to hedge a portion of our forecasted monthly Indian Rupee-denominated expenses against foreign currency fluctuation with the United States dollar.
As of September 30, 2022, it was anticipated that $0.1 million of the losses, net of tax, related to foreign exchange forward contracts and currently recorded in accumulated other comprehensive income will be reclassified into direct costs in our consolidated statement of operations within the next 12 months.
The table below sets forth additional information relating to our derivative instruments as of September 30, 2022 and December 31, 2021.

		Fair Value
Derivative Instrument	Balance Sheet Location	September 30, 2022	December 31, 2021
Interest rate swaps	Prepaid expenses and other current assets	$5,335	$—
Interest rate swaps	Other non-current assets	6,536	1,210
Total Assets		$11,871	$1,210

Interest rate swaps	Accrued expenses and other current liabilities	$—	$1,604
Interest rate swaps	Deferred compensation and other liabilities	—	149
Foreign exchange forward contracts	Accrued expenses and other current liabilities	99	—
Total Liabilities		$99	$1,753
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
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets:
Interest rate swaps	$—	$11,871	$—	$11,871
Convertible debt investment	—	—	62,224	62,224
Deferred compensation assets	—	27,690	—	27,690
Total assets	$—	$39,561	$62,224	$101,785
Liabilities:
Foreign exchange forward contracts	$—	$99	$—	$99
Contingent consideration for business acquisitions	—	—	3,199	3,199
Total liabilities	$—	$99	$3,199	$3,298
December 31, 2021
Assets:
Interest rate swap	$—	$627	$—	$627
Convertible debt investment	—	—	65,918	65,918
Deferred compensation assets	—	39,430	—	39,430
Total assets	$—	$40,057	$65,918	$105,975
Liabilities:
Interest rate swaps	$—	$1,170	$—	$1,170
Contingent consideration for business acquisitions	—	—	3,743	3,743
Total liabilities	$—	$1,170	$3,743	$4,913
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
Foreign exchange forward contracts: The fair values of our foreign exchange forward contracts were derived using estimates to settle the foreign exchange forward contracts agreements, which are based on the net present value of expected future cash flows on each contract utilizing market-based inputs, including both forward and spot prices, and a discount rate reflecting the risks involved. Refer to Note 9 “Derivative Instruments and Hedging Activity” for additional information on our foreign exchange forward contracts.

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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2024; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 24.0% and 22.5% as of September 30, 2022 and December 31, 2021, respectively; and the concluded equity volatility of 35.0% and 45.0% as of September 30, 2022 and December 31, 2021, respectively, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investments in our consolidated balance sheets.
The table below sets forth the changes in the balance of the convertible debt investment for the nine months ended September 30, 2022.

Convertible Debt Investment
Balance as of December 31, 2021	$65,918
Change in fair value	(3,694)
Balance as of September 30, 2022	$62,224
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was 4.6% as of September 30, 2022. As of December 31, 2021, the discount rate used in the fair value measurements of our contingent consideration was in a range of 2.4% to 5.1% with a weighted average of 3.7%. The weighted average discount rate was calculated using the relative fair values of the contingent consideration liabilities as of December 31, 2021. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the nine months ended September 30, 2022.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2021	$3,743
Acquisition	869
Payment	(1,379)
Change in fair value	(34)
Balance as of September 30, 2022	$3,199
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
As of December 31, 2021, the carrying amount of our preferred stock investment was $6.7 million. During the first quarter of 2022, we recognized an unrealized gain of $27.0 million to increase the carrying amount of our preferred stock investment to $33.6 million, based on an observable price change of preferred stock issued by Medically Home with similar rights and preferences to our preferred stock investment. This observable price change is a Level 2 input. The $27.0 million unrealized gain was recorded to other income (expense), net in our consolidated statement of operations. There were no observable price changes in the second or third quarters of 2022. Since our initial investment, we have recognized cumulative unrealized gains of $28.6 million, and we have not identified any impairments of our investment.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
11. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$(1,034)	$—	$(1,034)	$(246)	$—	$(246)
Unrealized gain (loss) on investment	$(1,128)	$298	$(830)	$1,577	$(419)	$1,158
Interest rate swaps:
Change in fair value	$5,302	$(1,402)	$3,900	$(192)	$47	$(145)
Reclassification adjustments into earnings	(89)	24	(65)	613	(159)	454
Net unrealized gain (loss) on interest rate swaps	$5,213	$(1,378)	$3,835	$421	$(112)	$309
Foreign exchange forward contracts:
Change in fair value	$(98)	$26	$(72)	$—	$—	$—
Reclassification adjustments into earnings	(1)	—	(1)	—	—	—
Net unrealized gain (loss) on foreign exchange forward contracts	$(99)	$26	$(73)	$—	$—	$—
Other comprehensive income (loss)	$2,952	$(1,054)	$1,898	$1,752	$(531)	$1,221

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$(1,733)	$—	$(1,733)	$236	$—	$236
Unrealized gain (loss) on investment	$(3,694)	$976	$(2,718)	$(2,815)	$747	$(2,068)
Interest rate swaps:
Change in fair value	$11,994	$(3,172)	$8,822	$692	$(212)	$480
Reclassification adjustments into earnings	420	(111)	309	1,994	(518)	1,476
Net unrealized gain (loss) on interest rate swaps	$12,414	$(3,283)	$9,131	$2,686	$(730)	$1,956
Foreign exchange forward contracts:
Change in fair value	$(98)	$26	$(72)	$—	$—	$—
Reclassification adjustments into earnings	(1)	—	(1)	—	—	—
Net unrealized gain (loss) on foreign exchange forward contracts	$(99)	$26	$(73)	$—	$—	$—
Other comprehensive income (loss)	$6,888	$(2,281)	$4,607	$107	$17	$124
The before tax amounts reclassified from accumulated other comprehensive income related to our interest rate swaps and foreign exchange forward contracts are recorded to interest expense, net of interest income, and direct costs, respectively. Refer to Note 9 “Derivative Instruments and Hedging Activity” for additional information on our derivative instruments.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Accumulated other comprehensive income, net of tax, includes the following components:

			Cash Flow Hedges
	Foreign Currency Translation	Available-for-Sale Investment	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance, December 31, 2021	$(1,143)	$18,374	$(391)	$—	$16,840
Current period change	(1,733)	(2,718)	9,131	(73)	4,607
Balance, September 30, 2022	$(2,876)	$15,656	$8,740	$(73)	$21,447
12. Income Taxes
For the three months ended September 30, 2022, our effective tax rate was 30.2% as we recognized income tax expense of $7.7 million on income of $25.4 million. The effective tax rate of 30.2% was less favorable than the statutory rate, inclusive of state income taxes, of 26.4%, primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.
For the three months ended September 30, 2021, our effective tax rate was 12.5% as we recognized income tax expense of $2.0 million on income of $15.7 million. The effective tax rate of 12.5% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit for U.S. federal return to provision adjustments related to the 2020 corporate income tax return.
For the nine months ended September 30, 2022, our effective tax rate was 31.4% as we recognized income tax expense of $26.7 million on income of $85.2 million. The effective tax rate of 31.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.4% primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.
For the nine months ended September 30, 2021, our effective tax rate was 17.9% as we recognized income tax expense of $7.0 million on income of $38.9 million. The effective tax rate of 17.9% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6% primarily due to the discrete tax benefit recognized during the third quarter of 2021 for U.S. federal return to provision adjustments related to the 2020 corporate income tax return. The effective tax rate also reflected the positive impact of certain federal tax credits and a discrete tax benefit recognized during the second quarter of 2021 related to electing the Global Intangible Low-Taxed Income ("GILTI") high-tax exclusion retroactively for the 2018 tax year. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. These favorable items were partially offset by certain nondeductible business expenses.
As of September 30, 2022, we had $0.7 million of unrecognized tax benefits which would affect the effective tax rate of continuing operations if recognized. It is reasonably possible that approximately $0.1 million of the liability for unrecognized tax benefits could decrease in the next twelve months due to the expiration of statutes of limitations.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income for applicable corporations and a 1% excise tax on stock repurchases after December 31, 2022. We are currently evaluating the IRA and its requirements, as well as the effect of the new law on our future cash flows.
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
In the Amended Complaint, the Trustee asserted that Huron and the CRO, among others, did not develop and implement a Chapter 11 restructuring plan on a timely basis and that their failure to do so led to significant damages. The Trustee sought an unspecified amount of monetary damages in the Amended Complaint. We believe the Trustee’s allegations with respect to Huron and the CRO are without merit. On December 21, 2021, we filed a motion to dismiss all of the claims in the Amended Complaint. On April 19, 2022, the bankruptcy court entered an order staying all of the Trustee’s claims against Huron and the CRO after (i) finding that the state law claims were subject to arbitration and (ii) exercising its discretion to stay the non-state-law claims pending the arbitration proceeding. The Trustee did not appeal the court’s order prior to the deadline of May 3, 2022. In October 2022, Huron, the CRO and the Trustee reached agreement on a settlement which provides for the Trustee’s dismissal of the Amended Complaint with prejudice as it relates to Huron and the CRO and a mutual release of claims in exchange for a settlement payment to the Trustee of $1.5 million. As a result, we increased our accrued liability and insurance receivable to $1.5 million as of September 30, 2022, which had a net zero impact in our consolidated statement of operations. The final settlement agreement, which is subject to bankruptcy court approval, was filed with the court on October 24, 2022.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.7 million were outstanding at both September 30, 2022 and December 31, 2021 to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of September 30, 2022 and December 31, 2021, the total estimated fair value of our outstanding contingent consideration liability was $3.2 million and $3.7 million, respectively.
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
The table below sets forth information about our operating segments for the three and nine months ended September 30, 2022 and 2021, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Healthcare:
Revenues	$131,319	$104,620	$381,669	$315,345
Operating income	$33,045	$32,157	$91,441	$86,511
Segment operating income as a percentage of segment revenues	25.2%	30.7%	24.0%	27.4%
Education:
Revenues	$94,347	$63,244	$263,234	$175,061
Operating income	$22,851	$14,516	$58,848	$37,195
Segment operating income as a percentage of segment revenues	24.2%	23.0%	22.4%	21.2%
Commercial:
Revenues	$59,704	$56,143	$173,841	$166,940
Operating income	$14,153	$8,262	$38,282	$29,152
Segment operating income as a percentage of segment revenues	23.7%	14.7%	22.0%	17.5%
Total Huron:
Revenues	$285,370	$224,007	$818,744	$657,346
Reimbursable expenses	6,816	3,690	19,034	8,876
Total revenues and reimbursable expenses	$292,186	$227,697	$837,778	$666,222

Segment operating income	$70,049	$54,935	$188,571	$152,858
Items not allocated at the segment level:
Other operating expenses	35,679	31,430	99,139	94,634
Depreciation and amortization	5,071	5,199	15,171	15,549
Operating income	29,299	18,306	74,261	42,675
Other income (expense), net	(3,896)	(2,611)	10,946	(3,788)
Income before taxes	$25,403	$15,695	$85,207	$38,887

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The following table illustrates the disaggregation of revenues by capability, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by Capability	2022	2021	2022	2021
Healthcare:
Consulting and Managed Services	$88,626	$75,992	$256,340	$228,576
Digital	42,693	28,628	125,329	86,769
Total revenues	$131,319	$104,620	$381,669	$315,345
Education:
Consulting and Managed Services	$49,363	$33,822	$142,823	$95,331
Digital	44,984	29,422	120,411	79,730
Total revenues	$94,347	$63,244	$263,234	$175,061
Commercial:
Consulting and Managed Services	$17,912	$25,207	$55,193	$78,669
Digital	41,792	30,936	118,648	88,271
Total revenues	$59,704	$56,143	$173,841	$166,940
Total Huron:
Consulting and Managed Services	$155,901	$135,021	$454,356	$402,576
Digital	129,469	88,986	364,388	254,770
Total revenues	$285,370	$224,007	$818,744	$657,346
For the three and nine months ended September 30, 2022 and 2021, substantially all of our revenues were recognized over time. At September 30, 2022 and December 31, 2021, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the three and nine months ended September 30, 2022 and 2021, no single client generated greater than 10% of our consolidated revenues.

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
Business Strategy, Opportunities and Challenges
Our primary strategy is to be the premier transformation partner to our clients, meeting their needs by providing a balanced portfolio of services and digital product offerings so that we can adapt quickly and effectively to emerging opportunities in the marketplace. To achieve our strategic and financial objectives, we remain focused on accelerating growth in healthcare and education, growing our presence in the commercial industries, advancing our integrated, global digital platform, building a more sustainable base of revenue to drive more consistent growth, strategically deploying capital to accelerate our strategy and return capital to shareholders, and investing in and growing our talented team, including attracting and retaining our managing directors, our senior most practitioners that lead our revenue generation efforts. We regularly evaluate the performance of our businesses to ensure our investments meet these objectives.
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
Operating Expenses
Our most significant expenses are costs classified as direct costs. Direct costs primarily consist of compensation costs which includes salaries, performance bonuses, share-based compensation, signing and retention bonuses, payroll taxes, and benefits for our revenue-generating professionals. Direct costs also include fees paid to independent contractors that we retain to supplement our revenue-generating professionals, typically on an as-needed basis for specific client engagements, and technology costs, product and event costs, and commissions. Direct costs exclude amortization of intangible assets and software development costs and reimbursable expenses, both of which are separately presented in our consolidated statements of operations.
Selling, general and administrative expenses consist primarily of salaries, performance bonuses, share-based compensation, payroll taxes, and benefits for our support personnel. Selling, general and administrative expenses also include third-party professional fees, software licenses and data hosting expenses, rent and other office related expenses, sales and marketing related expenses, recruiting and training expenses, and practice administration and meetings expenses.
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

RESULTS OF OPERATIONS
Executive Highlights
Highlights from the third quarter of 2022 include:
•Revenues increased 27.4% to $285.4 million for the third quarter of 2022 from $224.0 million for the third quarter of 2021
•Revenues within our Digital capability increased 45.5% in the third quarter of 2022, compared to the third quarter of 2021
•Operating margin increased to 10.3% for the third quarter of 2022, compared to 8.2% for the third quarter of 2021
•Diluted EPS increased 34.4% to $0.86 for the third quarter of 2022, compared to $0.64 for the third quarter of 2021
•Adjusted diluted EPS increased 29.5% to $1.01 for the third quarter of 2022, compared to $0.78 for the third quarter of 2021
•Returned $45.6 million to shareholders by repurchasing 685,641 shares of our common stock in the third quarter of 2022; for a total of $97.9 million, or 1,706,587 shares, repurchased in the first nine months of 2022
Revenues increased $61.4 million, or 27.4%, to $285.4 million for the third quarter of 2022 from $224.0 million for the third quarter of 2021. The increase in revenues reflects continued strength in demand for our Digital capability services across all industries as companies continue to invest in cloud-based technology and analytic solutions, as well as strengthened demand for our Consulting and Managed Services offerings within our Education and Healthcare segments. Revenues for the third quarter of 2022 increased 4.4% compared to the second quarter of 2022.
In our Consulting and Managed Services capability, revenues for the third quarter of 2022 increased 15.5% compared to the third quarter of 2021, and reflected strengthened demand in our Education and Healthcare segments. The utilization rate within our Consulting capability increased to 72.5% in the third quarter of 2022, compared to 71.5% in the third quarter of 2021.
Revenues within our Digital capability increased 45.5% in the third quarter of 2022 compared to the third quarter of 2021, and reflected strengthened demand in all of our segments. The utilization rate within our Digital capability decreased to 70.1% in the third quarter of 2022, compared to 74.2% in the third quarter of 2021.
The total number of revenue-generating professionals increased to 4,571 as of September 30, 2022, compared to 3,724 as of September 30, 2021, as a result of hiring to support the overall increase in demand for our services within all of our segments, as well as headcount increases in connection with business acquisitions. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as compensation costs are the most significant portion of our operating expenses.
Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 10.3% for the three months ended September 30, 2022 compared to 8.2% for the three months ended September 30, 2021, driven by strong revenue growth that outpaced increases in operating expenses.
Net income increased $4.0 million to $17.7 million for the three months ended September 30, 2022 from $13.7 million for the same period last year. As a result of the increase in net income, diluted earnings per share for the third quarter of 2022 was $0.86 compared to $0.64 for the third quarter of 2021. Adjusted diluted earnings per share was $1.01 for the third quarter of 2022, compared to $0.78 for the third quarter of 2021.
During the third quarter of 2022, we repurchased 685,641 shares of our common stock for $45.6 million. In the first nine months of 2022, we repurchased 1,706,587 shares of our common stock for $97.9 million, representing 7.8% of our common stock outstanding as of December 31, 2021.

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

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Healthcare:
Revenues	$131,319	$104,620	$381,669	$315,345
Operating income	$33,045	$32,157	$91,441	$86,511
Segment operating income as a percentage of segment revenues	25.2%	30.7%	24.0%	27.4%
Education:
Revenues	$94,347	$63,244	$263,234	$175,061
Operating income	$22,851	$14,516	$58,848	$37,195
Segment operating income as a percentage of segment revenues	24.2%	23.0%	22.4%	21.2%
Commercial:
Revenues	$59,704	$56,143	$173,841	$166,940
Operating income	$14,153	$8,262	$38,282	$29,152
Segment operating income as a percentage of segment revenues	23.7%	14.7%	22.0%	17.5%
Total Huron:
Revenues	$285,370	$224,007	$818,744	$657,346
Reimbursable expenses	6,816	3,690	19,034	8,876
Total revenues and reimbursable expenses	$292,186	$227,697	$837,778	$666,222

Segment operating income	$70,049	$54,935	$188,571	$152,858
Items not allocated at the segment level:
Other operating expenses	35,679	31,430	99,139	94,634
Depreciation and amortization	5,071	5,199	15,171	15,549
Operating income	29,299	18,306	74,261	42,675
Other income (expense), net	(3,896)	(2,611)	10,946	(3,788)
Income before taxes	25,403	15,695	85,207	38,887
Income tax expense	7,662	1,968	26,739	6,958
Net income	$17,741	$13,727	$58,468	$31,929
Earnings per share:
Basic	$0.88	$0.65	$2.85	$1.48
Diluted	$0.86	$0.64	$2.80	$1.46

Other Operating Data:
Number of revenue-generating professionals by segment (at period end) (5):
Healthcare	1,686	1,575	1,686	1,575
Education	1,543	958	1,543	958
Commercial (1)	1,342	1,191	1,342	1,191
Total	4,571	3,724	4,571	3,724

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue by capability:
Consulting and Managed Services (2)	$155,901	$135,021	$454,356	$402,576
Digital	129,469	88,986	364,388	254,770
Total	$285,370	$224,007	$818,744	$657,346

Number of revenue-generating professionals by capability (at period end):
Consulting and Managed Services (3)	2,098	1,871	2,098	1,871
Digital	2,473	1,853	2,473	1,853
Total	4,571	3,724	4,571	3,724

Utilization rate by capability (4):
Consulting	72.5%	71.5%	73.0%	70.8%
Digital	70.1%	74.2%	71.6%	72.9%
(1)The majority of our revenue-generating professionals within our Commercial segment can provide services across all of our industries, including healthcare and education.
(2)Managed Services capability revenue within our Healthcare segment was $17.6 million and $13.6 million for the three months ended September 30, 2022 and 2021, respectively; and $47.5 million and $35.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Managed Services capability revenue within our Education segment was $4.1 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively; and $11.3 million and $6.8 million for the nine months ended September 30, 2022 and 2021, respectively.
(3)The number of Managed Services revenue-generating professionals within our Healthcare segment as of September 30, 2022 and 2021 was 547 and 518, respectively.
The number of Managed Services revenue-generating professionals within our Education segment as of September 30, 2022 and 2021 was 97 and 68, respectively.
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

Non-GAAP Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$285,370	$224,007	$818,744	$657,346
Net income	$17,741	$13,727	$58,468	$31,929
Add back:
Income tax expense	7,662	1,968	26,739	6,958
Interest expense, net of interest income	3,111	2,217	7,753	5,965
Depreciation and amortization	7,019	6,534	21,238	19,640
Earnings before interest, taxes, depreciation and amortization (EBITDA)	35,533	24,446	114,198	64,492
Add back:
Restructuring charges	1,332	1,677	4,956	3,166
Other losses (gains)	(67)	56	(34)	98
Transaction-related expenses	—	194	50	335
Unrealized gain on preferred stock investment	—	—	(26,964)	—
Foreign currency transaction losses (gains), net	(328)	43	(409)	398
Adjusted EBITDA	$36,470	$26,416	$91,797	$68,489
Adjusted EBITDA as a percentage of revenues	12.8%	11.8%	11.2%	10.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$17,741	$13,727	$58,468	$31,929
Weighted average shares - diluted	20,615	21,531	20,899	21,904
Diluted earnings per share	$0.86	$0.64	$2.80	$1.46
Add back:
Amortization of intangible assets	2,818	2,235	8,496	6,923
Restructuring charges	1,332	1,677	4,956	3,166
Other losses (gains)	(67)	56	(34)	98
Transaction-related expenses	—	194	50	335
Unrealized gain on preferred stock investment	—	—	(26,964)	—
Tax effect of adjustments	(1,082)	(1,103)	3,576	(2,788)
Total adjustments, net of tax	3,001	3,059	(9,920)	7,734
Adjusted net income	$20,742	$16,786	$48,548	$39,663
Adjusted weighted average shares - diluted	20,615	21,531	20,899	21,904
Adjusted diluted earnings per share	$1.01	$0.78	$2.32	$1.81

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenues
Revenues by segment and capability for the three months ended September 30, 2022 and 2021 were as follows:

Revenues (in thousands)	Three Months Ended September 30,		Increase / (Decrease)
	2022	2021	$	%
Segment:
Healthcare	$131,319	$104,620	$26,699	25.5%
Education	94,347	63,244	31,103	49.2%
Commercial	59,704	56,143	3,561	6.3%
Total revenues	$285,370	$224,007	$61,363	27.4%

Capability:
Consulting and Managed Services	$155,901	$135,021	$20,880	15.5%
Digital	129,469	88,986	40,483	45.5%
Total revenues	$285,370	$224,007	$61,363	27.4%
Revenues increased $61.4 million, or 27.4%, to $285.4 million for the third quarter of 2022 from $224.0 million for the third quarter of 2021. The overall increase in revenues reflects continued strength in demand for our Digital capability services across all industries as companies continue to invest in cloud-based technology and analytic solutions, as well as strengthened demand for our Consulting and Managed Services offerings within our Education and Healthcare segments. Additional information on our revenues by segment follows.
•Healthcare revenues increased $26.7 million, or 25.5%, driven by strengthened demand for our technology and analytics services within our Digital capability, as well as strengthened demand for our corporate finance advisory, revenue cycle managed services, and performance improvement solutions within our Consulting and Managed Services capability. Revenues in the third quarter of 2022 included $1.2 million of incremental revenues from our acquisition of Perception Health, Inc., which was completed in December 2021.
The number of revenue-generating professionals within our Healthcare segment grew 7.0% to 1,686 as of September 30, 2022, compared to 1,575 as of September 30, 2021.
•Education revenues increased $31.1 million, or 49.2%, driven by strengthened demand for our technology and analytics services within our Digital capability, as well as strengthened demand for our strategy and operations, research, and student solutions within our Consulting and Managed Services capability. Revenues in the third quarter of 2022 included $2.2 million of incremental revenues from our acquisition of Whiteboard Communications Ltd., which was completed in December 2021.
The number of revenue-generating professionals within our Education segment grew 61.1% to 1,543 as of September 30, 2022, compared to 958 as of September 30, 2021.
•Commercial revenues increased $3.6 million, or 6.3%, driven by strengthened demand for our technology and analytics services within our Digital capability, partially offset by a decrease in revenues due to the divestiture of our Life Sciences business in the fourth quarter of 2021. The Life Sciences business generated $5.1 million of revenues in the third quarter of 2021. Revenues in the third quarter of 2022 included $0.4 million of incremental revenues from our acquisition of AIMDATA, LLC, which was completed in January 2022.
The number of revenue-generating professionals within our Commercial segment grew 12.7% to 1,342 as of September 30, 2022, compared to 1,191 as of September 30, 2021. This increase includes the impact of the divestiture of our Life Sciences business completed in the fourth quarter of 2021. The Life Sciences business employed 66 revenue-generating professionals as of September 30, 2021.

Operating Expenses
Operating expenses for the third quarter of 2022 increased $53.5 million, or 25.5%, over the third quarter of 2021.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Three Months Ended September 30,				Increase / (Decrease)
	2022		2021
Direct costs	$193,368	67.8%	$153,902	68.7%	$39,466
Reimbursable expenses	6,917	2.4%	3,914	1.7%	3,003
Selling, general and administrative expenses	54,458	19.1%	43,576	19.5%	10,882
Restructuring charges	1,332	0.5%	1,677	0.7%	(345)
Depreciation and amortization	6,812	2.3%	6,322	2.9%	490
Total operating expenses	$262,887	92.1%	$209,391	93.5%	$53,496
Direct Costs
Direct costs increased $39.5 million, or 25.6%, to $193.4 million for the three months ended September 30, 2022 from $153.9 million for the three months ended September 30, 2021. The $39.5 million increase primarily related to a $28.9 million increase in compensation costs for our revenue-generating professionals, driven by increased headcount and annual salary increases that went into effect in the first quarter of 2022 and an increase in performance bonus expense. Additional increases in direct costs include an $8.1 million increase in contractor expense and a $1.9 million increase in technology costs. As a percentage of revenues, direct costs decreased to 67.8% during the third quarter of 2022, compared to 68.7% during the third quarter of 2021, primarily due to revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals; partially offset by the increase in contractor expense, as a percentage of revenues.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.9 million, or 25.0%, to $54.5 million in the third quarter of 2022 from $43.6 million in the third quarter of 2021. The $10.9 million increase primarily related to a $6.4 million increase in non-payroll costs which includes a $2.8 million increase in practice administration and meetings expenses, a $1.9 million increase in promotion and marketing expenses, and a $1.0 million increase in software and data hosting expenses. Additionally, selling, general and administration expenses increased $4.4 million due to an increase in compensation costs for our support personnel, driven by a $2.7 million increase in salaries and related expenses and a $1.9 million increase in performance bonus expense, partially offset by a $1.1 million decrease in deferred compensation expense attributable to the change in the market value of our deferred compensation liability. The decrease in deferred compensation expense is fully offset by an increase in the loss recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. As a percentage of revenues, selling, general and administrative expenses decreased to 19.1% during the third quarter of 2022, compared to 19.5% during the third quarter of 2021. This decrease was primarily attributable to revenue growth that outpaced the increase in compensation costs for our support personnel; partially offset by the increase in non-payroll costs, as a percentage of revenues.
Restructuring Charges
Restructuring charges for the third quarter of 2022 were $1.3 million, compared to $1.7 million for the third quarter of 2021. The $1.3 million of restructuring charges incurred in the third quarter of 2022 included $0.7 million for rent and related expenses, net of sublease income, for previously vacated office spaces, $0.5 million for the early termination of a contract, and $0.1 million of employee-related expenses. The $1.7 million of restructuring charges incurred in the third quarter of 2021 consisted of $0.7 million of third-party transaction expenses related to the evaluation of the divestiture of our Life Sciences business, $0.5 million of rent and related expenses, net of sublease income, for previously vacated office spaces, and $0.5 million of employee-related expenses.

Depreciation and Amortization
Depreciation and amortization expense, which includes amortization of intangible assets and software development costs previously presented separately, increased $0.5 million, or 7.8%, to $6.8 million for the three months ended September 30, 2022, compared to $6.3 million for the three months ended September 30, 2021. The $0.5 million increase in depreciation and amortization expense was primarily attributable to an increase in amortization of intangible assets acquired in business acquisitions completed subsequent to the third quarter of 2021.
Operating Income and Operating Margin
Operating income increased $11.0 million to $29.3 million in the third quarter of 2022 from $18.3 million in the third quarter of 2021. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 10.3% for the three months ended September 30, 2022, compared to 8.2% for the three months ended September 30, 2021.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended September 30,				Increase / (Decrease)
	2022		2021
Healthcare	$33,045	25.2%	$32,157	30.7%	$888
Education	22,851	24.2%	14,516	23.0%	8,335
Commercial	14,153	23.7%	8,262	14.7%	5,891
Total segment operating income	$70,049		$54,935		$15,114
•Healthcare operating income slightly increased primarily due to the increase in revenues, largely offset by increases in compensation costs for our revenue-generating professionals, contractor expenses, and practice administration and meetings expenses. The increase in compensation costs was driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2022. Healthcare operating margin decreased primarily due to the increases in non-payroll costs and compensation costs for our revenue-generating professionals, as percentages of revenues.
•Education operating income increased primarily due to the increase in revenues, partially offset by increases in compensation costs for our revenue-generating professionals, contractor expense, technology expenses, and promotion and marketing expenses. The increase in compensation costs was driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2022, and an increase in performance bonus expense. Education operating margin increased due to revenue growth that outpaced the increase in compensation costs; partially offset by the increases in non-payroll costs, as percentages of revenues.
•Commercial operating income increased primarily due to the increase in revenues and a decrease in compensation costs for our revenue-generating professionals, partially offset by an increase in contractor expense. The decrease in compensation costs for our revenue-generating professionals was primarily driven by the divestiture of our Life Sciences business in the fourth quarter of 2021. Commercial operating margin increased primarily due to the decrease in compensation costs for our revenue-generating professionals; partially offset by the increase in contractor expense, as a percentage of revenues.
Other Income (Expense), Net
Interest expense, net of interest income increased $0.9 million to $3.1 million in the third quarter of 2022 from $2.2 million in the third quarter of 2021 primarily attributable to higher levels of borrowing under our credit facility and higher interest rates during the third quarter of 2022 compared to the third quarter of 2021. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other expense, net increased $0.4 million to $0.8 million in the third quarter of 2022 from $0.4 million in the third quarter of 2021. The increase in other expense, net was primarily attributable to the $1.1 million increase in the unrecognized loss for the market value of our investments that are used to fund our deferred compensation liability, partially offset by an increase in foreign currency transaction gains and a realized gain on a portion of the investments used to fund our deferred compensation liability recognized in the third quarter of 2022. During the third quarter of 2022, we recognized a $1.5 million loss for the market value of our deferred compensation investments compared to a $0.4 million loss recognized in the third quarter of 2021.
Income Tax Expense
For the three months ended September 30, 2022, our effective tax rate was 30.2% as we recognized income tax expense of $7.7 million on income of $25.4 million. The effective tax rate of 30.2% was less favorable than the statutory rate, inclusive of state income taxes, of 26.4%, primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.

For the three months ended September 30, 2021, our effective tax rate was 12.5% as we recognized income tax expense of $2.0 million on income of $15.7 million. The effective tax rate of 12.5% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit for U.S. federal return to provision adjustments related to the 2020 corporate income tax return.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income for applicable corporations and a 1% excise tax on stock repurchases after December 31, 2022. We are currently evaluating the IRA and its requirements, as well as the effect of the new law to our future cash flows.
Net Income from Continuing Operations and Earnings per Share
Net income increased $4.0 million to $17.7 million for the three months ended September 30, 2022 from $13.7 million for the same period last year. As a result of the increase in net income, diluted earnings per share for the third quarter of 2022 was $0.86 compared to $0.64 for the third quarter of 2021.
EBITDA and Adjusted EBITDA
EBITDA increased $11.1 million to $35.5 million for the three months ended September 30, 2022 from $24.4 million for the three months ended September 30, 2021. The increase in EBITDA was primarily attributable to the increase in segment operating income; partially offset by an increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability on corporate expenses.
Adjusted EBITDA increased $10.1 million to $36.5 million in the third quarter of 2022 from $26.4 million in the third quarter of 2021. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income; partially offset by an increase in corporate expenses, excluding the impacts of the change in the market value of our deferred compensation liability and restructuring charges on these items.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income increased $4.0 million to $20.7 million in the third quarter of 2022 compared to $16.8 million in the third quarter of 2021. As a result of the increase in adjusted net income, adjusted diluted earnings per share was $1.01 for the third quarter of 2022, compared to $0.78 for the third quarter of 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenues
Revenues by segment and capability for the nine months ended September 30, 2022 and 2021 were as follows:

Revenues (in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2022	2021	$	%
Segment:
Healthcare	$381,669	$315,345	$66,324	21.0%
Education	263,234	175,061	88,173	50.4%
Commercial	173,841	166,940	6,901	4.1%
Total revenues	$818,744	$657,346	$161,398	24.6%

Capability:
Consulting and Managed Services	$454,356	$402,576	$51,780	12.9%
Digital	364,388	254,770	109,618	43.0%
Total revenues	$818,744	$657,346	$161,398	24.6%
Revenues increased $161.4 million, or 24.6%, to $818.7 million for the first nine months of 2022 from $657.3 million for the first nine months of 2021. The overall increase in revenues reflects continued strength in demand for our Digital capability services across all industries as companies continue to invest in cloud-based technology and analytic solutions, as well as strengthened demand for our Consulting and Managed Services offerings within our Education and Healthcare segments partially the result of a favorable comparison against Education's results in the first two quarters of 2021 which were more significantly impacted by the COVID-19 pandemic. During 2020 and 2021, some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic. Additional information on our revenues by segment follows.

•Healthcare revenues increased $66.3 million, or 21.0%, driven by strengthened demand for our technology and analytics services and software products within our Digital capability, as well as strengthened demand for our revenue cycle managed services, performance improvement and corporate finance advisory solutions within our Consulting and Managed Services capability. Revenues in the first nine months of 2022 included $3.0 million of incremental revenues from our acquisition of Perception Health, Inc., which was completed in December 2021.
The number of revenue-generating professionals within our Healthcare segment grew 7.0% to 1,686 as of September 30, 2022, compared to 1,575 as of September 30, 2021.
•Education revenues increased $88.2 million, or 50.4%, driven by strengthened demand across all of our services and products within our Consulting and Managed Services and Digital capabilities. Revenues in the first nine months of 2022 included $6.4 million of incremental revenues from our acquisition of Whiteboard Communications Ltd., which was completed in December 2021.
The number of revenue-generating professionals within our Education segment grew 61.1% to 1,543 as of September 30, 2022, compared to 958 as of September 30, 2021.
•Commercial revenues increased $6.9 million, or 4.1%, driven by strengthened demand for our technology and analytics services within our Digital capability and our corporate finance advisory solution within our Consulting and Managed Services capability, largely offset by a decrease in revenues due to the divestiture of our Life Sciences business in the fourth quarter of 2021 and a decrease in demand for our financial advisory solutions within the Consulting and Managed Services capability. The Life Sciences business generated $14.8 million of revenues in the first nine months of 2021. Revenues in the first nine months of 2022 included $2.3 million of incremental revenues from our acquisitions of AIMDATA, LLC and Unico Solution, Inc., which were completed in January 2022 and February 2021, respectively.
The number of revenue-generating professionals within our Commercial segment grew 12.7% to 1,342 as of September 30, 2022, compared to 1,191 as of September 30, 2021. This increase includes the impact of the divestiture of our Life Sciences business completed in the fourth quarter of 2021. The Life Sciences business employed 66 revenue-generating professionals as of September 30, 2021.
Operating Expenses
Operating expenses for the first nine months of 2022 increased $140.0 million, or 22.4%, over the first nine months of 2021.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Nine Months Ended September 30,				Increase / (Decrease)
	2022		2021
Direct costs	$569,848	69.6%	$463,543	70.5%	$106,305
Reimbursable expenses	19,249	2.4%	9,233	1.4%	10,016
Selling, general and administrative expenses	148,886	18.2%	128,574	19.6%	20,312
Restructuring charges	4,956	0.6%	3,166	0.5%	1,790
Depreciation and amortization	20,578	2.5%	19,031	2.9%	1,547
Total operating expenses	$763,517	93.3%	$623,547	94.9%	$139,970
Direct Costs
Direct costs increased $106.3 million, or 22.9%, to $569.8 million for the first nine months of 2022 from $463.5 million for the first nine months of 2021. The $106.3 million increase primarily related to an $81.6 million increase in compensation costs for our revenue-generating professionals, driven by increased headcount, annual salary increases that went into effect in the first quarter of 2022, and increases in performance bonus expense and share-based compensation expense. Additional increases in direct costs include an $18.5 million increase in contractor expense, a $4.9 million increase in technology costs, and a $1.7 million increase in product and event costs. As a percentage of revenues, direct costs decreased to 69.6% during the first nine months of 2022, compared to 70.5% during the first nine months of 2021, primarily due to revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals, partially offset by the increase in contractor expense, as a percentage of revenues.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $20.3 million, or 15.8%, to $148.9 million in the first nine months of 2022 from $128.6 million in the first nine months of 2021. The $20.3 million increase primarily related to a $15.1 million increase in non-payroll costs including a $5.0 million increase in promotion and marketing expenses, a $4.8 million increase in practice administration and meetings expense, a $2.7 million increase in software and data hosting expenses, a $2.1 million increase in third-party professional fees, and a $1.6 million increase in training expenses. Additionally, selling, general and administrative expenses increased by $5.0 million related to compensation costs for our support personnel, which includes a $9.3 million increase in salaries and related expenses, a $4.0 million increase in performance bonus expense and a $2.5 million increase in share-based compensation expense; partially offset by an $11.6 million decrease in deferred compensation expense attributable to the change in the market value of our deferred compensation liability. The decrease in deferred compensation expense is fully offset by a decrease in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. As a percentage of revenues, selling, general and administrative expenses decreased to 18.2% during the first nine months of 2022, compared to 19.6% during the first nine months of 2021. This decrease was primarily attributable to revenue growth that outpaced the increase in compensation costs for our support personnel.
Restructuring Charges
Restructuring charges for the first nine months of 2022 were $5.0 million, compared to $3.2 million for the first nine months of 2021. The $5.0 million of restructuring charges incurred in the first nine months of 2022 included $1.7 million of employee-related expenses, $1.7 million for rent and related expenses, net of sublease income, for previously vacated office spaces, $0.6 million for third-party transaction expenses related to the modification of our operating model, $0.5 million for the early termination of a contract, $0.3 million of accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use, and $0.1 million related to the divestiture of our Life Sciences business in the fourth quarter of 2021. The $3.2 million of restructuring charges incurred in the first nine months of 2021 consisted of $1.8 million of rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for vacated office spaces, $0.9 million of third-party transaction expenses related to the evaluation of the divestiture of our Life Sciences business, and $0.5 million of employee-related expenses.
Depreciation and Amortization
Depreciation and amortization expense, which includes amortization of intangible assets and software development costs previously presented separately, increased $1.5 million, or 8.1%, to $20.6 million for the first nine months of 2022, compared to $19.0 million for first nine months of 2021. The $1.5 million increase in depreciation and amortization expense was primarily attributable to an increase in amortization of intangible assets acquired in business acquisitions completed subsequent to the third quarter of 2021, partially offset by decreasing amortization expense for certain intangible assets acquired due to the accelerated basis of amortization in prior periods.
Operating Income and Operating Margin
Operating income increased $31.6 million to $74.3 million in the first nine months of 2022 from $42.7 million in the first nine months of 2021. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 9.1% for the first nine months of 2022, compared to 6.5% for the first nine months of 2021.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Nine Months Ended September 30,				Increase / (Decrease)
	2022		2021
Healthcare	$91,441	24.0%	$86,511	27.4%	$4,930
Education	58,848	22.4%	37,195	21.2%	21,653
Commercial	38,282	22.0%	29,152	17.5%	9,130
Total segment operating income	$188,571		$152,858		$35,713
•Healthcare operating income increased primarily due to the increase in revenues, partially offset by increases in compensation costs for our revenue-generating professionals, contractor expense, practice administration and meetings expenses, technology expenses, and amortization of intangible assets. The increase in compensation costs for our revenue-generating professionals was driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2022 and an increase in share-based compensation expense, partially offset by decreases in performance bonus expense and signing, retention and other bonus expense. Healthcare operating margin decreased primarily due to the increases in contractor expense, compensation costs for our revenue-generating professionals and practice administration and meetings expenses, as percentages of revenues.

•Education operating income increased primarily due to the increase in revenues, partially offset by increases in compensation costs for our revenue-generating professionals, contractor expense, technology expenses, and promotion and marketing expenses. The increase in compensation costs was driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2022, as well as increases in performance bonus expense, signing, retention and other bonus expense and share-based compensation expense. Education operating margin increased due to revenue growth that outpaced the increase in compensation costs; partially offset by the increases in non-payroll costs, as percentages of revenues.
•Commercial operating income increased primarily due to a decrease in compensation costs for our revenue-generating professionals and the increase in revenues, partially offset by increases in contractor expenses, promotion and marketing expenses, and compensation costs for our support personnel. The decrease in compensation costs for our revenue-generating professionals was primarily driven by the divestiture of our Life Sciences business in the fourth quarter of 2021, partially offset by increases in performance bonus expense and signing, retention and other bonus expense. Commercial operating margin increased due to the decrease in compensation costs for our revenue-generating professionals; partially offset by the increases in non-payroll costs and compensation costs for our support personnel, as percentages of revenues.
Other Income (Expense), Net
Interest expense, net of interest income increased $1.8 million to $7.8 million in the first nine months of 2022 from $6.0 million in the first nine months of 2021 primarily attributable to higher levels of borrowing under our credit facility during the first nine months of 2022 compared to the first nine months of 2021. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income, net increased $16.5 million to $18.7 million in the first nine months of 2022 from $2.2 million in the first nine months of 2021. The increase in other income, net was primarily attributable to a $27.0 million unrealized gain related to the increase in the fair value of our preferred stock investment in Medically Home. See Note 10 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our preferred stock investment in Medically Home. This increase was partially offset by the $11.6 million decrease in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability. During the first nine months of 2022, we recognized a $9.1 million loss for the market value of our deferred compensation investments compared to a $2.6 million gain recognized in the first nine months of 2021.
Income Tax Expense
For the nine months ended September 30, 2022, our effective tax rate was 31.4% as we recognized income tax expense of $26.7 million on income of $85.2 million. The effective tax rate of 31.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.4%, primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.
For the nine months ended September 30, 2021, our effective tax rate was 17.9% as we recognized income tax expense of $7.0 million on income of $38.9 million. The effective tax rate of 17.9% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit recognized in the third quarter of 2021 related to U.S. federal return to provision adjustments related to the 2020 corporate income tax return. The effective tax rate also reflected the positive impact of certain federal tax credits and a discrete tax benefit recognized during the second quarter of 2021 related to electing the Global Intangible Low-Taxed Income ("GILTI") high-tax exclusion retroactively for the 2018 tax year. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. These favorable items were partially offset by certain nondeductible expense items.
Net Income from Continuing Operations and Earnings per Share
Net income increased $26.5 million to $58.5 million for the nine months ended September 30, 2022 from $31.9 million for the same period last year. As a result of the increase in net income, diluted earnings per share for the nine months ended September 30, 2022 was $2.80 compared to $1.46 for the nine months ended September 30, 2021.
EBITDA and Adjusted EBITDA
EBITDA increased $49.7 million to $114.2 million for the nine months ended September 30, 2022 from $64.5 million for the nine months ended September 30, 2021. The increase in EBITDA was primarily attributable to the increase in segment operating income and the $27.0 million unrealized gain related to the increase in the fair value of our preferred stock investment; partially offset by an increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability on corporate expenses.
Adjusted EBITDA increased $23.3 million to $91.8 million in the first nine months of 2022 from $68.5 million in the first nine months of 2021. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income; partially offset by an increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability and restructuring charges on these items.

Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income increased $8.9 million to $48.5 million in the first nine months of 2022 compared to $39.7 million in the first nine months of 2021. As a result of the increase in adjusted net income, adjusted diluted earnings per share was $2.32 for the nine months ended September 30, 2022, compared to $1.81 for the nine months ended September 30, 2021.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $8.8 million and $20.8 million at September 30, 2022 and December 31, 2021. As of September 30, 2022, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Nine Months Ended September 30,
Cash Flows (in thousands):	2022	2021
Net cash used in operating activities	$(5,779)	$(28,206)
Net cash used in investing activities	(10,779)	(18,726)
Net cash provided by (used in) financing activities	4,752	(9,245)
Effect of exchange rate changes on cash	(144)	189
Net decrease in cash and cash equivalents	$(11,950)	$(55,988)
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
Net cash used in operating activities decreased $22.4 million to $5.8 million for the nine months ended September 30, 2022 from $28.2 million for the nine months ended September 30, 2021. The decrease in net cash used in operating activities was primarily related to an increase in cash collections in the first nine months of 2022 compared to the same prior year period; partially offset by an increase in salaries and related expenses for our revenue-generating professionals; an increase in the amount paid for annual performance bonuses in the first quarter of 2022 compared to the first quarter of 2021; and increases in payments for selling, general and administrative expenses and contractor fees for the first nine months of 2022 compared to the same prior year period.
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
The use of cash in the first nine months of 2022 primarily consisted of $9.8 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements and furniture for certain office spaces; $6.9 million for payments related to internally developed software; and $1.9 million for the purchase of a business. These uses of cash for investing activities were partially offset by $4.8 million of cash received for the sale of our aircraft in the first quarter of 2022 and $3.0 million of cash received for a distribution from our life insurance policies used to fund our deferred compensation liability.
The use of cash in the first nine months of 2021 primarily consisted of $8.9 million for purchases of property and equipment, primarily related to purchases of leasehold improvements for certain office spaces and computers and related equipment; $5.9 million for the purchase of a business and $3.6 million for payments related to internally developed software.

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
Net cash provided by financing activities was $4.8 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we borrowed $287.0 million under our credit facility primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2022, and made repayments on our borrowings of $178.8 million. The repayments on our borrowings included the repayment of the outstanding principal of our promissory note due 2024 of $2.7 million from the proceeds received for the sale of our aircraft. Additionally, during the first nine months of 2022, we repurchased and retired $97.9 million of our common stock under our share repurchase program discussed below, of which $2.6 million settled in the fourth quarter of 2022, and settled $0.2 million of share repurchases that were accrued as of December 31, 2021. In the first nine months of 2022, we reacquired $7.5 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made deferred acquisition payments of $1.9 million to the sellers of certain businesses we acquired. These payments were primarily the result of achieving specified financial performance targets in accordance with the related purchase agreements.
Net cash used in financing activities was $9.2 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we borrowed $189.0 million primarily to fund our annual performance bonus payment, and made repayments on our borrowings of $129.4 million. Additionally, during the first nine months of 2021, we repurchased and retired $60.2 million of our common stock under our share repurchase program. We also reacquired $9.3 million of common stock as a result of tax withholdings upon vesting of share-based compensation.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Through the third quarter of 2022, our board of directors authorized extensions of the share repurchase program through December 31, 2023 and increased the authorized amount to $200 million. In the fourth quarter of 2022, our board of directors increased the authorized amount under the share repurchase program from $200 million to $300 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. As of September 30, 2022, $32.3 million remained available for share repurchases under our share repurchase program.
Financing Arrangements
At September 30, 2022, we had $341.0 million outstanding under our senior secured credit facility, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.00 to 1.00 upon the occurrence of certain transactions, and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.50 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At September 30, 2022 and December 31, 2021, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of September 30, 2022 was 2.06 to 1.00, compared to 1.73 to 1.00 as of December 31, 2021. Our Consolidated Interest Coverage Ratio as of September 30, 2022 was 18.36 to 1.00, compared to 18.43 to 1.00 as of December 31, 2021.
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
Principal borrowings outstanding under the Amended Credit Agreement at September 30, 2022 and December 31, 2021 totaled $341.0 million and $230.0 million, respectively. These borrowings carried a weighted average interest rate of 3.6% at September 30, 2022 and 2.7% at December 31, 2021, including the impact of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2022, we had outstanding letters of credit totaling $0.7 million, which are used as security deposits for our office facilities. As of September 30, 2022, the unused borrowing capacity under the revolving credit facility was $258.3 million.
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
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021. Below is an update to our critical accounting policy related to the carrying values of goodwill and other intangible assets. There have been no other material changes to our critical accounting policies during the first nine months of 2022.
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
We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates and changes in the market value of our investments. We use certain derivative instruments to hedge a portion of the interest rate and foreign currency exchange rate risks.
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which has variable interest rates tied to LIBOR or an alternate base rate, at our option. At September 30, 2022, we had borrowings outstanding under the credit facility totaling $341.0 million that carried a weighted average interest rate of 3.6%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $1.4 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2021, we had borrowings outstanding under the credit facility totaling $230.0 million that carried a weighted average interest rate of 2.7% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $0.3 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month LIBOR and we pay to the counterparty a stated, fixed rate. As of September 30, 2022 and December 31, 2021, the aggregate notional amount of our forward interest rate swap agreements was $200.0 million. The outstanding interest rate swap agreements as of September 30, 2022 are scheduled to mature on a staggered basis through August 31, 2027.
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
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates between the U.S. Dollar (USD) and the Indian Rupee (INR) related to our operations in India. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses by entering into non-deliverable foreign exchange forward contracts. These foreign exchange forward contracts have an aggregate notional amount of INR 405.1 million, or $5.0 million based on the exchange rate in effect as of September 30, 2022, and are scheduled to mature monthly through July 2023.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign currency exchange rate hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the foreign currency exchange rate between the USD and INR would have an immaterial impact on the fair value of our hedge instruments as of September 30, 2022.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of September 30, 2022, the fair value of the investment was $62.2 million, with a total cost basis of $40.9 million. At December 31, 2021, the fair value of the investment was $65.9 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in Medically Home Group, Inc. ("Medically Home"), a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of September 30, 2022, the carrying value of the investment was $33.6 million, with a total cost basis of $5.0 million. As of December 31, 2021, the carrying value of the investment was $6.7 million, with a total cost basis of $5.0 million. During the first quarter of 2022, we recognized an unrealized gain of $27.0 million on our preferred stock investment resulting from an observable price change of preferred stock with similar rights and preferences to our preferred stock investment issued by Medically Home. Following our purchase, we have not identified any impairment of our investment.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure. Refer to Note 9 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our Stock Ownership Participation Program, 2012 Omnibus Incentive Plan, and 2004 Omnibus Stock Plan, which was replaced by the 2012 Omnibus Incentive Plan, permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2022, we reacquired 8,020 shares of common stock with a weighted average fair market value of $65.96 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Through the third quarter of 2022, our board of directors authorized extensions of the share repurchase program through December 31, 2023 and increased the authorized amount to $200 million. In the fourth quarter of 2022, our board of directors increased the authorized amount under the share repurchase program from $200 million to $300 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2022 - July 31, 2022	45,531	$62.59	41,966	$75,298,682
August 1, 2022 - August 31, 2022	257,805	$67.78	253,350	$58,114,892
September 1, 2022 - September 30, 2022	390,325	$66.06	390,325	$32,316,573
Total	693,661	$66.48	685,641
(1)The number of shares repurchased included 3,565 shares in July 2022 and 4,455 shares in August 2022 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
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

Huron Consulting Group Inc.
(Registrant)

Date:	November 1, 2022	/S/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer