Form 10-K
period 2022-12-31
Huron Consulting Group Inc.
filed 2023-02-28
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,323,000,000.
As of February 21, 2023, 19,331,520 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2022

FORWARD-LOOKING STATEMENTS
In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Annual Report on Form 10-K that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” “goals,” “guidance,” or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the necessary number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. “Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
PART I

ITEM 1.	BUSINESS.
OVERVIEW
Huron is a global professional services firm that partners with clients to develop growth strategies, optimize operations and accelerate digital transformation using an enterprise portfolio of technology, data and analytics solutions to empower clients to own their future. By collaborating with clients, embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
We are headquartered in Chicago, Illinois, with additional locations in the United States and abroad in Canada, India, Singapore, and Switzerland.
OUR SERVICES
Effective January 1, 2022, we modified our operating model to expand and more deeply integrate our industry expertise with our digital, strategic and financial advisory capabilities. The new operating model strengthens Huron’s go-to-market strategy, drives efficiencies that support margin expansion, and positions the company to accelerate growth.
To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we began reporting under the following three industries, which are our reportable segments: Healthcare, Education and Commercial. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment includes all revenue and costs associated with engagements delivered in the respective segments' industries. The new Healthcare and Education segments include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment includes some revenue and costs historically reported in the Education segment. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. These changes improve visibility into the core drivers of our business. While our consolidated results have not been impacted, our historical segment information has been recast for consistent presentation. See below for additional information on our principal capabilities and operating industries.
For information on our segment results, see Part II - Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 19 "Segment Information" within the notes to our consolidated financial statements.
Capabilities
Within each of our reportable segments, we provide services under two principal capabilities: i) Consulting and Managed Services and ii) Digital.

•Consulting and Managed Services
Our Consulting and Managed Services capabilities represent our management consulting services, managed services (excluding technology-related managed services) and outsourcing services delivered across industries. Our Consulting and Managed Services experts help our clients address a variety of strategic, operational, financial, people and organizational-related challenges. These services are often combined with technology, analytic and data-driven solutions powered by our Digital capability to support long-term relationships with our clients and drive lasting impact. Examples include the areas of revenue cycle management and research administration at our healthcare and education clients, where our consulting and managed services projects are often coupled with our digital services and product offerings.
•Digital
Our Digital capabilities represent our technology and analytics services, including technology-related managed services and software products delivered across industries. Our Digital experts help clients address a variety of business challenges, including, but not limited to, designing and implementing technologies to accelerate transformation, facilitate data-driven decision making and improve customer and employee experiences.
We have expanded our ecosystem to work with more than 25 technology partners. We are a Leading Modern Oracle Network Partner; a Summit-level consulting partner with Salesforce.com and a Premium Partner with Salesforce.org; a Workday Services, Preferred Channel, Extend, and Application Management Services Partner; an Amazon Web Services consulting partner; an Informatica Platinum Partner; an SAP Concur implementation partner; and a Boomi Elite Partner.
We have also grown our proprietary software product portfolio to address our clients' challenges with solutions that expand our base of recurring revenue and further differentiate our consulting, digital and managed services offerings. Our product portfolio bundles our deep industry expertise and unique intellectual property together to serve our clients outside of our traditional consulting offerings. Our product portfolio includes, among others: Huron Research Suite, the leading software suite designed to facilitate and improve research administration service delivery and compliance; Huron Intelligence™ Rounding, the #1 ranked Digital Rounding solution in the 2023 Best in KLAS® report; and Huron Intelligence™ Analytic Suite in Healthcare, a predictive analytics suite to improve care delivery while lowering costs.
Operating Industries
We provide our services and manage our business under three operating industries, which are our operating segments: Healthcare, Education and Commercial. For the year ended December 31, 2022, we derived 47%, 32%, and 21% of our consolidated revenues from the Healthcare, Education and Commercial operating segments, respectively.
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our Healthcare professionals have a depth of expertise in business operations, including financial and operational improvement, care transformation, and revenue cycle managed services; digital solutions, spanning technology and analytic-related services and a portfolio of software products; organizational transformation; financial advisory and strategy and innovation. Healthcare organizations are focused on establishing a sustainable long-term strategy and business model centered around growth, optimal cost structures, reimbursement models, financial strategies, and consumer-focused digital transformation; changing the way care is delivered, particularly in light of personnel shortages, and improving access to care; and evolving their digital capabilities to more effectively manage their business. Our solutions help clients adapt to this rapidly changing healthcare environment to become a more agile, efficient and consumer-centric organization. We use our deep industry, functional and technical expertise to help clients solve a diverse set of business issues, including, but not limited to, identifying new opportunities for growth, optimizing financial and operational performance, improving care delivery and clinical outcomes, increasing physician, patient and employee satisfaction, and maximizing return on technology investments.

•Education
Our Education segment serves public and private colleges and universities, research institutes and other education-related organizations. Our Education professionals have a depth of expertise in strategy and innovation; business operations, including the research enterprise and student and alumni lifecycle; digital solutions, spanning technology and analytic-related services and Huron Research Suite, the leading software suite designed to facilitate and improve research administration service delivery and compliance; and organizational transformation. Our Education segment clients are increasingly faced with strategic, financial and/or enrollment challenges, increased competition, and a need to modernize their businesses using technology to advance their missions. We combine our deep industry, functional and technical expertise to help clients solve their most pressing challenges, including, but not limited to, transforming business operations with technology and analytics; strengthening research strategies and support services; evolving their organizational strategy; optimizing financial and operational performance; applying innovative enrollment strategies; and enhancing the student lifecycle.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and nonprofit. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, strategy and innovation, and financial advisory (special situation advisory and corporate finance advisory) services. In today’s disruptive environment, organizations must reimagine their historical strategies and financial and operating models to sustain and advance their competitive advantage. Our experts help organizations across industries with a variety of business challenges, including, but not limited to, embedding technology and analytics throughout their internal and customer-facing operations; developing analytics and insights to identify the needs of tomorrow’s customers, evolve their strategies, and bring new products to market; managing through stressed and distressed situations to create a viable path forward for stakeholders; and providing financial, risk and regulatory advisory offerings.
OUR CLIENTS AND INDUSTRIES
We provide services to both financially sound organizations and organizations in transition across industries, including healthcare, education, financial services, energy and utilities, industrials and manufacturing, public sector and other commercial industries. Our clients span hospitals, health systems and academic medical centers; colleges, universities and research institutes; banks, asset managers, insurance companies and private equity firms; oil and gas and utilities companies; manufacturing organizations; and the federal government. In 2022, we served over 2,000 clients, and our 10 largest clients accounted for approximately 17% of our consolidated revenues.
HUMAN CAPITAL RESOURCES AND MANAGEMENT
Our success depends on our ability to attract, engage, develop and retain highly talented professionals. Our growth strategy depends on creating a work environment where employees are engaged and rewarded for their own contributions and the success of our organization. We are focused on advancing every facet of the employee experience, beginning with the recruiting process through post-employment or retirement. We create a personalized experience for our people and empower them to make a meaningful impact on our clients, our communities, and one another. We have developed comprehensive programs incorporating learning opportunities, beginning with the onboarding process and continuing throughout one’s career to enable the professional development of our team. We provide a competitive total rewards package including robust benefits that are tailored to the diverse needs of our employees and are refreshed regularly to maintain competitiveness. Our total rewards program has continuously helped Huron be recognized as a Best Firm to Work For by Consulting magazine, including 2022 which marks our twelfth consecutive year earning this distinction. In addition to external recognitions, we monitor human capital-related internal metrics. Our leading measure is our quarterly employee engagement score, which was 80% for 2022 and continued to be above the Glint Employee Engagement global benchmark of 76%. In addition, we regularly review voluntary turnover across a number of key variables including business unit, individual performance, geography, and demographics in order to assess the effectiveness of our employee development and total rewards programs.
As of December 31, 2022, we had approximately 5,660 full-time client service and support professionals, including 193 client-serving managing directors and principals. Our client-serving employees act as critical business advisors, collaborating with clients to help solve their most complex business problems. Our managing directors are the key drivers of growth in our business, generating revenue streams from new and existing clients. Our managing directors and principals also enhance our market reputation by working closely with our clients to address their most pressing challenges and ensuring high-quality delivery of our engagements. Internally, they lead the creation of our intellectual capital, develop our people, and are stewards of our culture. Our principals, senior directors, directors, and managers manage day-to-day client relationships and engagement teams, develop our people, nurture our culture, and oversee the delivery and quality of our work product. Our associates and analysts gather and organize data, conduct detailed analyses, evolve our culture and prepare presentations that synthesize and distill information to support recommendations we deliver to clients.
Our support professionals include our senior management team, our corporate functions (consisting of corporate development, facilities, finance and accounting, human resources, information technology, legal, and marketing) and those who provide sales support, methodology creation, and software development. These professionals provide strategic direction for the enterprise and support that enables the success of our businesses and client-serving employees. At December 31, 2022, our support professionals team was led by 30 executives, managing directors, and corporate vice presidents.
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
The ability to advance one’s career is critical to our employee retention and engagement. As part of our onboarding process, our employee experience team facilitates a robust and structured curriculum for newly hired employees. Guided by our values and Huron Leadership Principles, we strive to develop world class leaders and are committed to providing programs and opportunities that achieve this goal by focusing on key leadership behaviors at all levels. We also provide a variety of learning opportunities, through both individual on-demand courses and virtual classroom environments, to further develop employees’ skills, including technical knowledge, soft skills, team dynamics, and coaching and developing others. We encourage our employees to enhance their professional capabilities through external learning opportunities that certify their technical skills and to pursue certain advanced degrees. Employees are matched with internal onboarding stewards, performance coaches, mentors, and, in some cases, sponsors to facilitate their growth and network of support.
Our total rewards philosophy focuses on rewarding and retaining our high performing employees. To accomplish this, we offer employees a competitive base salary, performance incentives, and robust, market-competitive benefits.
Our incentive compensation plan is designed to recognize and reward performance at both the organization and individual level. We take both business unit and total company financial performance into consideration in the determination of bonus pool funding. At the business unit level, the annual bonus pool is funded based on achievement of its business unit and enterprise-wide annual financial goals. Our board of directors reviews and approves the total incentive compensation pool for all business units in the context of Huron’s overall financial performance. Individual bonus awards are based on the business unit’s bonus pool funding, individual bonus targets, and the individual’s performance as evaluated through our performance management process. The intent of the incentive compensation plan is to differentiate rewards based on individual performance, ensuring that our top performers receive incentives that are commensurate with their contributions in a given year. The incentive compensation plan for our named executive officers is funded based on a blend of achievement of company-wide financial goals and strategic initiatives.
Managing directors’ individual compensation levels, including base salary and target incentive awards, are set to align with the value of their expected contributions to Huron, including collaboration across our industry and capability teams. As the key drivers of the organization’s success, their compensation is designed to include equity awards as a core component. The use of equity is intended to encourage retention, align the interests of our managing directors with shareholders, and help build wealth over a managing director's career at Huron through annual grants as well as stock price appreciation.
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
Diversity, Equity and Inclusion
Huron’s value of inclusion has been embedded across our organization since our founding and is fostered in our work environment every day. In 2020, we renewed our commitment to holding ourselves accountable by developing a five-year diversity, equity and inclusion action plan to help build a more equitable society. Through our action plan in 2022, we continued to foster an inclusive culture, advanced diverse representation across all levels of the organization, expanded our community outreach and support, and performed a new pay equity study. Additionally, in 2022, the strategic measures included in the annual incentive program for our named executive officers continued to include quantitative and qualitative measures against the progress on the goals outlined in our five-year action plan. We will continue to execute and expand on our diversity, equity and inclusion action plan in 2023 and beyond.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE MANAGEMENT
We are fully committed to our expanded societal role in making a lasting, positive impact on our people, our clients, our communities and the environment. In 2022, we published our third Environmental, Social and Governance ("ESG") report, highlighting the actions we have taken to support our clients, our communities, our people and the environment. Our ESG report reflects our efforts in support of the United Nations

Sustainable Development Goals ("SDGs"), particularly five goals that are integrally aligned with our values-driven culture and the work we do for our clients: good health and well-being, quality education, gender equality, decent work and economic growth and climate action. We have and will continue to support these goals through our Huron Helping Hands program, employee resource groups, sustainability efforts, and corporate partnerships. As an addendum to our 2022 ESG report, we published a Sustainability Accounting Standards Board ("SASB") index in line with SASB’s Professional & Commercial Services standards. Our SASB index provides further quantitative and qualitative information regarding our data security programs, practices and policies, workforce diversity and engagement metrics, and our approach to promoting professional integrity and ethical behavior among our workforce, commensurate with best practices for professional services organizations.
For additional information on Huron’s commitment to a more sustainable future, refer to our annual ESG report, which includes our SASB index, and is available on the investor relations website which is located at ir.huronconsultinggroup.com.
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
We rely heavily on our senior management team, our practice leaders, and other managing directors; our ability to retain them is particularly important to our future success. Given the highly specialized nature of our services, the senior management team must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on our senior management team and other managing directors to generate revenues and market our business. Further, our senior management’s and other managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Members of our senior management team and our other managing directors could choose to leave or join one of our competitors and some of our clients could choose to use the services of that competitor instead of our services. If one or more members of our senior management team or our other managing directors leave and we cannot replace them with a suitable candidate quickly, or if legal restrictions on non-competition agreements are put into place, we could experience difficulty in securing and successfully completing engagements and managing our business properly, which could harm our business prospects and results of operations.
If we are unable to hire and retain talented people in an industry where there is great competition for talent, it could have a serious negative effect on our prospects and results of operations.
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
If we are unable to manage the organizational challenges associated with our continued growth, we might be unable to achieve our business objectives.
As we continue to grow and evolve, it might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge or to effectively change the strategy, operations or culture of our Company in a timely manner. It might also become more difficult to maintain our culture; effectively manage and monitor our people and operations; effectively communicate our core values, policies and procedures, strategies and goals; and motivate, engage and retain our people, particularly given the distribution of our employees across the U.S. and internationally, the rate of new hires, the breadth of skills and expertise across all of our solutions, and the fact that essentially all of our employees have the option to work remotely. The size and scope of our operations increase the possibility that we will have employees who expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of sensitive or confidential information entrusted to us, or obtained inappropriately, or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information, including personal data and proprietary information. Furthermore, the inappropriate use of social networking sites by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, we have recently made, and may continue to make, changes to our operating model, including how we are organized as the needs and size of our business change, and if we do not successfully implement the changes, our business and results of operation may be negatively impacted.

Risks Related to Business Growth and Development
We may incur costs to support our business and the inability to effectively build a support structure for the business could have an adverse impact on our growth and profitability.
We have grown significantly since we commenced operations and have increased the number of our full-time professionals from 249 in 2002 to approximately 5,660 as of December 31, 2022. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures, and controls and will continue to do so in the future. To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, and controls, which may increase our total costs and may adversely affect our operating income and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.
Our international expansion could result in additional risks.
We operate both domestically and internationally, including in Canada, Europe, Asia and the Middle East. Although historically our international operations have been limited, we intend to continue to expand internationally. Such expansion may result in additional risks that are not present domestically and which could adversely affect our business or our results of operations, including:
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
•health emergencies or pandemics, including COVID-19; and
•civil disturbances or other catastrophic events.
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
In addition, expanding into new geographic areas and expanding current service offerings is challenging and may require integrating new employees into our culture as well as assessing the demand in the applicable market. If we cannot manage the risks associated with new employees, new service offerings or new locations effectively, we are unlikely to be successful in these efforts, which could harm our ability to sustain profitability and our business prospects.
The Company has significant operations in India, which presents additional risks.
We have significant operations in India, including over 1,500 employees, which subjects the Company to various country-specific risks. For example, from time to time, India has experienced instances of civil unrest, terrorism and hostilities among neighboring countries. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Indian economy and our operations by disrupting operations and communications and making travel within India more difficult and less desirable. Further, India has experienced natural disasters such as earthquakes, tsunamis, floods, landslides and drought in the past few years. The extent and severity of these natural disasters determines their impact on the Indian economy. Our operations and employees in India may be adversely affected by these or other social and political uncertainties or change, military activity, health-related risks, acts of terrorism or natural disasters. Additionally, as the overall population of India is large, and the cities in which we operate are dense, the impact of any such occurrences could have a disproportionate adverse effect on our operations.
Additionally, India’s reputation for potential corruption and the challenges presented by India’s complex business environment may increase our risk of violating applicable anti-corruption and anti-bribery laws. We face the risk that our employees or any third parties we engage to do work on our behalf may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the Foreign Corrupt Practices Act, India’s Prevention of Money Laundering Act, 2002 and Indian Penal Code. If we violate applicable anti-corruption laws or our internal policies designed to ensure ethical business practices, we could face financial penalties and/or reputational harm that would negatively impact our financial condition and results of operations.
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
Additionally, effective January 1, 2022, we modified our operating model to report under three industries, which are our reportable segments. The new operating model was designed to strengthen Huron's go-to-market strategy and support our growth. The full implementation across all areas of our business to effect this change may take place over several years. If we do not successfully implement and continue to refine this change to our operating model, our business and results of operation may be negatively impacted.
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
Additionally, regulatory and legislative changes in these industries could reduce the demand for our services, decreasing our competitive position or potentially rendering certain of our service offerings obsolete, change client buying patterns or decision making or require us to make unplanned modifications to our service offerings, which could require additional time and investment. If we fail to accurately anticipate the application of the laws and regulations affecting our clients and the industries they serve, if anticipated changes in regulation or regulatory uncertainty impact client buying patterns, or if such laws and regulations decrease our competitive position or limit the applicability of our service offerings, our results of operations and financial condition could be adversely impacted. Similarly, certain of our healthcare and education clients may experience or anticipate experiencing financial distress or face complex challenges as a result of general economic conditions or operations-specific reasons. Such clients may not have the financial resources or stakeholder support to start new projects or to continue existing projects.
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
Our digital offerings are a significant focal point for our business, including a focus on the adaptation and expansion of our services and products in response to ongoing changes in customer demand, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.
Our financial results depend, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology to serve the evolving needs of our clients. Examples of areas of significant change include digital and analytic services and products, which are continually evolving. Technological developments may materially affect the cost and use of current technology by our clients and some of these technological developments may reduce and replace some of our historical services and products. This changing technological landscape may cause clients to delay spending under existing contracts and engagements and delay entering into new contracts while they evaluate new technologies. Such spending delays can negatively impact our results of operations.
Technological developments, which may be rapid, also could shift demand to new services and products. If, as a result of new technologies, our clients demand new services and products, we may be less competitive in these new areas or we may need to make significant investment in our portfolio of software products to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas and enhance our current portfolio of software products. If we do not sufficiently invest in new technology, adapt to industry developments, evolve and expand our business at sufficient speed and scale, or make the right strategic investments, or fail to timely deliver on our product roadmap for our portfolio of software products to respond to these developments and successfully drive innovation, our services and products, our results of operations, and our ability to develop and maintain a competitive advantage and execute on our growth strategy could be adversely affected. Additionally, as we expand our services and products into these new areas, we may be exposed to operational, legal, regulatory, ethical, technological and other risks specific to such new areas, which may negatively affect our reputation and demand for our services and products.
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
As a professional services firm, our ability to secure new engagements depends heavily upon our reputation and the individual reputations of our professionals. Any factor that diminishes our reputation or that of our employees, including not meeting client expectations or misconduct by our employees, could make it substantially more difficult for us to attract new engagements and clients. Similarly, because we obtain many of our new engagements from former or current clients, or from referrals by those clients, or by law firms that we have worked with in the past, any client that questions the quality of our work or that of our consultants could impair our ability to secure additional new engagements and clients.
The consulting services industry is highly competitive and we may not be able to compete effectively.
The consulting services industry in which we operate includes a large number of participants and is intensely competitive. We face competition from other business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms, consulting divisions of our technology partners, and the internal professional resources of organizations. In addition, because there are relatively low barriers to entry, we expect to continue to face competition from new entrants into the business operations and financial consulting industries. Competition in several of the sectors in which we operate is particularly intense as many of our competitors are seeking to expand their market share in these sectors. Many of our competitors have a greater national and international presence, as well as have a significantly greater number of personnel, financial, technical, and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. Some of our competitors may also have lower overhead and other costs and, therefore, may be able to more effectively compete through lower cost service offerings. Our ability to compete also depends in part on the ability of our competitors to hire, retain, and motivate skilled professionals, the price at which others offer comparable services, the ability of our competitors to offer new and valuable products and services to clients, and our competitors’ responsiveness to their clients. If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.
Risks Related to Information Technology
Our business is becoming increasingly dependent on information technology and will require additional investments in order to grow and meet the demands of our clients.
We depend on the use of sophisticated technologies and systems. Many of our practices provide services that are increasingly dependent on the use of software applications and systems that we do not own and which could become unavailable. Moreover, our technology platforms will require continuing investments by us in order to expand existing service offerings and develop complementary services. For example, we have subscription-based offerings that require us to incur costs associated with upgrades and maintenance that could impact profit margins associated with those offerings and related services. Our future success depends on our ability to adapt our services and infrastructure while continuing to improve the performance, features, and reliability of our services in response to the evolving demands of the marketplace.
Adverse changes to our relationships with key third-party vendors or the business of our key third-party vendors could unfavorably impact our business.
A portion of our services and solutions depend on technology or software provided by third-party vendors. Some of these third-party vendors refer potential clients to us, and others require that we obtain their permission prior to accessing their software while performing services for our clients. These third-party vendors could terminate their relationship with us without cause and with little or no notice, which could limit our service offerings and harm our financial condition and operating results. In addition, if a third-party vendor’s business changes, is reduced, or fails to adapt to changing market demands, it could adversely affect our business. Moreover, if third-party technology or software that is important to our business does not continue to be available or utilized within the marketplace, or if the services that we provide to clients are no longer relevant in the marketplace, our business may be unfavorably impacted.

We could experience system failures, service interruptions, or security breaches that could negatively impact our business.
Our organization is comprised of employees who work on matters throughout the United States and around the world. Our technology platform is a “virtual office” from which we all operate. We may be subject to disruption to our operating systems from technology events that are beyond our control, including the possibility of failures at third-party data centers, disruptions to the internet, natural disasters, power losses, and malicious attacks. In addition, despite the implementation of security measures, our infrastructure and operating systems, including the internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, or other attacks by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. While we have taken and are taking reasonable steps to prevent and mitigate the damage of such events, including implementation of system security measures, information backup, and disaster recovery processes, and where possible, obtaining insurance against such events, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks. We will need to continue to invest in technology in order to achieve redundancies necessary to prevent service interruptions. Access to our systems as a result of a security breach, the failure of our systems, or the loss of data could result in legal claims or proceedings, liability, or regulatory penalties and disrupt operations, which could adversely affect our business and financial results.
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
We may grow our business through service offering innovation, including by entering into new or expanded lines of business beyond our core services. To the extent we enter into new or expanded lines of business, we may face new risks and uncertainties, including the possibility these new or expanded lines of business involve greater risks than our core services, that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, that the required investment of capital and other resources is greater than anticipated, and that we lose existing clients due to the perception that we are no longer focusing on our core business. Entry into new or expanded lines of business may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. For example, our recently launched Huron Managed Services business within the Healthcare industry provides revenue cycle managed services to hospitals and health systems. These services include the coding, preparation, submission and collection of claims for medical service to payors for reimbursement. Such claims are governed by U.S. federal and state laws. U.S. federal law provides civil liability to any persons that knowingly submit, or cause to be submitted, a claim to a payor, including Medicare, Medicaid and private health plans, seeking payment for any services or items that overbills or bills for services or items that have not been provided to the patient. U.S. federal law may also impose criminal penalties for intentionally submitting such false claims. In addition, federal and state law regulates the collection of debt and may impose monetary penalties for violating those regulations. In connection with these laws, we may be subjected to U.S. federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended and private payors may file claims against us. Any investigation or proceeding related to these laws, even if unwarranted or without merit, may have a material adverse effect on our reputation, business, results of operations and financial condition.
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
Risks Related to Financial Management and Performance
Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our consultants, or if we are slow to respond to the market's return to a predominantly in-person service delivery model.
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
•the use of independent contractors as a substitute for hiring additional consultants;

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
If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the billing rates for our consultants, our financial results could materially suffer. Prior to the COVID-19 pandemic, most of our consultants performed services at the physical locations of our clients. Starting in 2020, in response to the shut downs that resulted from the proliferation of the COVID-19 pandemic, substantially all of our services were delivered remotely. If we are out of step with a general market return to in-person service delivery, our business could be materially adversely affected.
Our quarterly and annual results of operations have fluctuated in the past and may continue to fluctuate in the future as a result of certain factors, some of which may be outside of our control.
A key element of our strategy is to market our products and services directly to certain large organizations, such as health systems and acute care hospitals and public universities, and to increase the number of our products and services utilized by existing clients. The sales cycle for some of our products and services is often lengthy and may involve significant commitment of client personnel. As a consequence, the commencement date of a client engagement often cannot be accurately forecasted. As discussed below, certain of our client contracts contain terms that result in revenue that is deferred and cannot be recognized until the occurrence of certain events. As a result, the period of time between contract signing and recognition of associated revenue may be lengthy, and we may not be able to predict with certainty the period in which revenue will be recognized.
Fee discounts, pressure to not increase or even decrease our rates, and less advantageous contract terms could result in the loss of clients, lower revenues and operating income, higher costs, and less profitable engagements. More discounts or write-offs than we expect in any period would have a negative impact on our results of operations.
Other fluctuations in our results of operations may be due to a number of other factors, some of which are not within our control, including:
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
Furthermore, we base our annual employee bonus expense, in part, upon our expected annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for that year. If we experience lower adjusted EBITDA in a quarter without a corresponding change to our full-year adjusted EBITDA expectation, our estimated bonus expense will not be reduced, which will have a negative impact on our quarterly results of operations for that quarter. Our quarterly results of operations may vary significantly and period-to-period comparisons of our results of operations may not be meaningful. The results of one quarter should not be relied upon as an indication of future performance.
If our quarterly or annual results of operations fall below the expectations of our annual and long-term forecasts, and therefore fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially.

Revenues from our performance-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain.
We have certain engagement agreements under which our fees include a significant performance-based component. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually-defined goals. The achievement of these contractually-defined goals may be subject to acknowledgment by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. To the extent that any revenue is contingent upon the achievement of a performance target, we recognize such revenue using a process that requires us to make significant management judgments, estimates, and assumptions. While we believe that the estimates and assumptions we have used for revenue recognition are reasonable, subsequent changes could have a material impact to our future financial results. A greater number of performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.
The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.
When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs, expansion in scope of work without a commensurate increase in fees, or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.
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
In the fourth quarter of 2022, we entered into a third amended and restated security agreement with Bank of America (the “Security Agreement”) and a third amended and restated pledge agreement (the “Pledge Agreement”) in connection with our entry into the Third Amended and Restated Credit Agreement, dated as of November 15, 2022 (the “Amended Credit Agreement”). Pursuant to the Security Agreement and to secure our obligations under the Amended Credit Agreement, we granted our lenders a first-priority lien, subject to permitted liens, on substantially all of the personal property assets that we and the subsidiary grantors own. Pursuant to the Pledge Agreement, we granted our lenders a security interest in 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in certain of our foreign subsidiaries. If we default on our obligations under the Amended Credit Agreement, our lenders could accelerate our indebtedness and may be able to exercise their liens on the equity interests subject to the Pledge Agreement and their liens on substantially all of our assets and the assets of our subsidiary grantors, which would have a material adverse effect on our business, operations, financial condition, and liquidity. In addition, the covenants contained in the Amended Credit Agreement impose restrictions on our ability to engage in certain activities, such as the incurrence of additional indebtedness, certain investments, certain acquisitions and dispositions, and the payment of dividends.
Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable-rate debt, and adversely affect our financial results.
The Amended Credit Agreement consists of a $600 million senior secured revolving credit facility. At December 31, 2022, we had outstanding indebtedness of $290.0 million on our revolving line of credit that becomes due and payable in full upon maturity on November 15, 2027. Our ability to make scheduled payments of the principal, to pay interest, or to refinance our indebtedness, depends on our future performance. If we are unable to generate cash flow from operations sufficient to satisfy our obligations under our current indebtedness and any future indebtedness, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance our current indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the current indebtedness or future indebtedness.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences such as exposing us to the risk of increased interest rates because our borrowings are at variable interest rates; making us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation; or reducing our capacity to obtain additional financing and flexibility in planning for, or reacting to, changes in our business and our industry. Under the Amended Credit Agreement, we are obligated to pay interest at either one, three or six month Term SOFR or an alternate base rate, in each case plus an applicable margin. The Amended Credit Agreement replaced LIBOR with SOFR as the benchmark rate. SOFR is a relatively new reference rate, has a very limited history and is based on short-term repurchase agreements backed by Treasury securities. Changes in SOFR can be volatile and difficult to predict, and there is no assurance that SOFR will perform similarly to the way LIBOR, our previous benchmark rate, would have performed at any time. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.
Risks Related to Asset Impairment
Our goodwill and other intangible assets represent a substantial amount of our total assets, and we may be required to recognize a non-cash impairment charge for these assets if the performance of one or more of our reporting units falls below our expectations.
Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2022, goodwill and other intangible assets totaled $648.4 million, or 54%, of our total assets. Goodwill results from our business acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Intangible assets other than goodwill represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets primarily consist of customer relationships, trade names, technology and software and non-competition agreements, all of which were acquired through business acquisitions. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the year ended December 31, 2020, we recorded non-cash goodwill impairment charges totaling $59.8 million related to reporting units within the legacy Business Advisory segment. During 2022 and 2021, we did not record any goodwill impairment charges. No impairment charges for other intangible assets were recorded in 2022, 2021, or 2020.
Determining the fair value of a reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not a goodwill impairment charge is recognized and also the magnitude of any such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations could result in additional goodwill impairment charges.
Refer to “Critical Accounting Policies and Estimates” within Part I - Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for further discussion of our business combinations, goodwill, intangible assets, and impairment tests performed.
We may incur impairment charges with respect to our convertible debt investment in Shorelight or our preferred stock investment in Medically Home.
Since 2014, we have invested $40.9 million, in the form of 1.69% convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education. Our investment is carried at its fair value of $57.6 million as of December 31, 2022, with unrealized holding gains and losses reported in other comprehensive income. As of December 31, 2022, our investment in Shorelight is in an unrealized gain position. If the investment were to be in an unrealized loss position due to significant credit deterioration of Shorelight, we would recognize an allowance to decrease the carrying value of the investment to the fair value, which may be reversed in the event that the credit of Shorelight improves. As of December 31, 2022, we have not recognized any credit allowance on our investment. In the future, if there are adverse developments in Shorelight's business that may be the result of events within or outside of Shorelight's control, we may incur impairment charges with respect to our convertible debt investment, which could materially impact our results of operations.
In 2019, we invested $5.0 million, in the form of preferred stock, in Medically Home Group, Inc. (“Medically Home”), a hospital-at-home company. Our investment is carried at its fair value of $33.6 million as of December 31, 2022, with unrealized holding gains and losses reported in our results of operations when a observable price change for preferred stock issued by Medically Home with similar rights and preferences to our preferred stock investment occurs. As of December 31, 2022, our investment in Medically Home is in an unrealized gain position. If there is a significant deterioration in the earnings performance, credit rating, or business prospects of Medically Home, or a significant adverse change in the regulatory, economic, or technological environment of Medically Home, we would evaluate our investment for impairment. If during such evaluation it was determined that the fair value of our investment was below its carrying value, we would recognize an impairment for such difference. As of December 31, 2022, we have not identified any indicators of impairment of our investment. In the future, if such indicators arise, we may incur impairment charges with respect to our preferred stock investment in Medically Home, which could materially impact our results of operations.
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
•changes in laws and regulations;
•political unrest, war, terrorism, geopolitical uncertainties, trade policies and sanctions, including the ongoing repercussions of the conflict between Russia and Ukraine; and
•other economic factors and general business conditions, including inflation, rising interest rates, and the negative impact from the COVID-19 pandemic and its downstream impacts.
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
We do not own any real estate or other physical properties. Our administrative and principal executive offices are located at 550 W. Van Buren Street, Chicago, Illinois 60607. We believe that our office facilities are suitable and adequate for our business as it is presently conducted. See Note 5 “Leases” within the notes to our consolidated financial statements of this Annual Report on Form 10-K for additional information on our office facilities.

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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HURN.” As of February 21, 2023, there were 295 registered holders of record of Huron’s common stock. A number of Huron’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of its common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2022, we reacquired 3,751 shares of common stock with a weighted average fair market value of $68.03 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the fourth quarter of 2022. The current authorization extends the share repurchase program through December 31, 2023 with a repurchase amount of $300 million, of which $108.9 million remains available as of December 31, 2022. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.

The following table provides information with respect to purchases we made of our common stock during the year ended December 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
First quarter total	662,890	$46.42	523,399	$106,266,001
Second quarter total	500,131	$56.90	497,547	$77,919,714
Third quarter total	693,661	$66.48	685,641	$32,316,573
October 1, 2022 – October 31, 2022	243,227	$69.80	239,798	$115,563,830
November 1, 2022 – November 30, 2022	37,102	$73.59	36,780	$112,856,000
December 1, 2022 – December 31, 2022	54,587	$73.12	54,587	$108,863,049
Fourth quarter total	334,916	$70.76	331,165	$108,863,049
2022 Full year total	2,191,598	$58.88	2,037,752	$108,863,049
(1)The number of shares repurchased in the first, second and third quarters of 2022 included 139,491, 2,584, and 8,020 shares, respectively, to satisfy employee tax withholding requirements. Additionally, in the fourth quarter of 2022, 3,429 shares in October and 322 shares in November were repurchased to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.
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
The following information summarizes our results of operations for 2022, 2021, and 2020; and discusses those results of operations for 2022 compared to 2021. Additionally, as a result of our operating segment modification effective January 1, 2022, the following MD&A discusses the segment revenue and operating income for 2021 compared to 2020. For a discussion of our consolidated results of operations for 2021 compared to 2020, which were not impacted by the operating segment modification, refer to Part II—Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the United States Securities and Exchange Commission on February 24, 2022.
OVERVIEW
Huron is a global professional services firm that partners with clients to develop growth strategies, optimize operations and accelerate digital transformation using an enterprise portfolio of technology, data and analytics solutions to empower clients to own their future. By collaborating with clients, embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
We provide our services and manage our business under three operating segments: Healthcare, Education and Commercial. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. See Part I—Item 1. “Business—Overview—Our Services” and Note 19 “Segment Information” within the notes to our consolidated financial statements for a discussion of our segments and capabilities, as well as information on the modification to our reportable segments effective January 1, 2022. As a result of the modification, we recast our historical segment information for consistent presentation. Our historical consolidated results have not been impacted.
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
Operating Expenses
Our most significant expenses are costs classified as direct costs. Direct costs primarily consist of payroll costs for our revenue-generating professionals, which includes salaries, performance bonuses, share-based compensation, signing and retention bonuses, payroll taxes and benefits. Direct costs also include fees paid to independent contractors that we retain to supplement our revenue-generating professionals, typically on an as-needed basis for specific client engagements, and technology costs, product and event costs, and commissions. Direct costs exclude amortization of intangible assets and software development costs and reimbursable expenses, both of which are separately presented in our consolidated statements of operations.
Selling, general and administrative expenses consist primarily of salaries, performance bonuses, share-based compensation, payroll taxes and benefits for our support personnel. Also included in selling, general and administrative expenses is third-party professional fees, software licenses and data hosting expenses, rent and other office related expenses, sales and marketing related expenses, recruiting and training expenses, and practice administration and meetings expenses.
Other operating expenses include restructuring charges, depreciation expense, amortization expense related to internally developed software costs and amortization of intangible assets acquired in business combinations. In the first quarter of 2022, we began presenting depreciation and amortization expense in the aggregate with amortization of intangible assets and software development costs that were previously presented separately within total direct costs and reimbursable expenses. We have recast our historical presentation of our consolidated statement of operations for consistent presentation.
Segment Results
Segment operating income consists of the revenues generated by a segment, less operating expenses that are incurred directly by the segment. Other operating expenses not allocated at the segment level include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate office support costs, office facility costs, costs related to accounting and finance, human resources, legal, marketing, information technology, and company-wide business development functions, and costs related to overall corporate management.
Non-GAAP Measures
We also assess our results of operations using the following non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, adjusted EBITDA as a percentage of revenues, adjusted net income from continuing operations, and adjusted diluted earnings per share ("EPS") from continuing operations. These non-GAAP financial measures differ from GAAP because they exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.
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
Restructuring and other charges: We have incurred charges due to the restructuring of various parts of our business, including restructuring charges related to the sale of the Life Sciences business in the fourth quarter of 2021 and the restructuring plan announced in the fourth quarter of 2020 to reduce operating costs to address the impact of the COVID-19 pandemic on our business. Restructuring charges primarily consist of costs associated with office space consolidations, including lease impairment charges and accelerated depreciation on lease-related property and equipment, and employee-related charges. Additionally, we have excluded the effect of a $0.8 million one-time charge incurred during the first quarter of 2020 related to redundant administrative costs in our corporate operations which is recorded within selling, general and administrative expenses on our consolidated statement of operations. We exclude the effect of the restructuring and other charges from our non-GAAP measures to permit comparability with periods that were not impacted by these items.
Other losses (gains): We exclude the effects of other losses (gains), which primarily relate to changes in the estimated fair value of our liabilities for contingent consideration related to business acquisitions and litigation settlement losses and gains, to permit comparability with periods that are not impacted by these items.
Transaction-related expenses: To permit comparability with prior periods, we exclude the impact of third-party legal and accounting fees incurred related to business acquisitions.
Goodwill impairment charges: We exclude the effect of goodwill impairment charges as these are infrequent events and their exclusion permits comparability with periods that were not impacted by such charges.
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
Losses (gains) on sales of businesses: We exclude the effect of non-operating losses and gains recognized as a result of sales of businesses as they are infrequent, management believes that these items are not indicative of the ongoing performance of our business, and their exclusion permits comparability with periods that were not impacted by such items. The 2021 gain relates to the sale of our Life Sciences business in the fourth quarter of 2021, and the 2020 loss primarily relates to the sale of our U.K. life sciences drug safety practice in the fourth quarter of 2020.
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
Income tax expense, Interest expense, net of interest income, Depreciation and amortization: We exclude the effects of income tax expense, interest expense, net of interest income, and depreciation and amortization in the calculation of EBITDA, as these are customary exclusions as defined by the calculation of EBITDA to arrive at meaningful earnings from core operations excluding the effect of such items. We include, within the depreciation and amortization adjustment, the amortization of capitalized implementation costs of our enterprise resource planning ("ERP") and other related software, which is included within selling, general and administrative expenses on our consolidated statements of operations.
Adjusted weighted average shares - diluted: As we reported a net loss for the year ended December 31, 2020, GAAP diluted weighted average shares outstanding equals the basic weighted average shares outstanding for that period. For the year ended December 31, 2020, the non-GAAP adjustments described above resulted in adjusted net income from continuing operations. Therefore, we include the dilutive common stock equivalents in the calculation of adjusted diluted weighted average shares outstanding for that period.
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
RESULTS OF OPERATIONS
Executive Highlights
Highlights from the year ended December 31, 2022 include:
•Total revenues increased 25.0% to $1.13 billion in 2022 from $905.6 million in 2021
•Revenues within our Digital capability increased 41.4% to $494.5 million in 2022 from $349.7 million 2021
•Operating margin increased to 8.8% for 2022, compared to 5.8% for 2021
•Diluted EPS from continuing operations increased 26.0% to $3.64 for 2022, compared to $2.89 for 2021
•Adjusted diluted EPS from continuing operations (a non-GAAP measure) increased 31.4% to $3.43 for 2022, compared to $2.61 for 2021
•Returned $121.3 million to shareholders by repurchasing 2.0 million shares of our common stock in 2022
•Refinanced our $600 million credit facility; including extending the maturity date to 2027 and transitioning to SOFR, while maintaining favorable pricing and flexibility
•Completed the acquisitions of AIMDATA, LLC and Customer Evolution, LLC in January 2022 and December 2022, respectively
Total revenues increased $226.8 million, or 25.0%, to $1.13 billion for the year ended December 31, 2022 from $905.6 million for the year ended December 31, 2021. The increase in total revenues reflects continued strength in demand for our Digital capability services across all our segments as companies continue to invest in cloud-based technology and analytic solutions, as well as strengthened demand for our Consulting and Managed Services offerings within our Education and Healthcare segments.
In our Consulting and Managed Services capability, revenues for the year ended December 31, 2022 increased 14.8% to $638.0 million, compared to $555.9 million the year ended December 31, 2021, and reflected strengthened demand in our Education and Healthcare segments. The utilization rate within our Consulting capability increased to 75.2% in 2022, compared to 70.6% in 2021.
Revenues within our Digital capability increased 41.4% to $494.5 million for the year ended December 31, 2022, compared to $349.7 million for the year ended December 31, 2021, and reflected strengthened demand in all of our segments. The utilization rate within our Digital capability decreased to 71.0% in 2022, compared to 72.5% in 2021.
The total number of revenue-generating professionals increased to 4,832 as of December 31, 2022, compared to 3,776 as of December 31, 2021, as a result of hiring to support the overall increase in demand for our services within all of our segments. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as compensation costs are the most significant portion of our operating expenses.
Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 8.8% for the year ended December 31, 2022, compared to 5.8% for the year ended December 31, 2021, driven by strong revenue growth that outpaced increases in operating expenses.

Net income from continuing operations increased $12.6 million, or 19.9%, to $75.6 million for the year ended December 31, 2022 from $63.0 million for the year ended December 31, 2021. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations increased 26.0% to $3.64 for 2022 from $2.89 for 2021. Adjusted diluted earnings per share from continuing operations increased 31.4% to $3.43 for 2022 from $2.61 for 2021.
During 2022, we repurchased 2.0 million shares of our common stock for $121.3 million, representing 9.3% of our common stock outstanding as of December 31, 2021.
On November 15, 2022, we entered into an amended and restated credit agreement that, among other items, extends the maturity date of our credit facility from September 27, 2024 to November 15, 2027; maintains the aggregate revolving commitments of $600 million; maintains favorable pricing and flexibility to support our balanced approach to capital deployment; and provides flexibility to add pricing adjustments tied to the achievement of ESG key performance indicators.
During 2022, we completed the following acquisitions:
•AIMDATA, LLC - On January 18, 2022, we completed the acquisition of AIMDATA, LLC ("AIMDATA"), an advisory and implementation consulting services firm focused on strategy, technology and business transformation. The results of operations of AIMDATA are included within our consolidated financial statements as of the acquisition date and allocated among our three operating industries, which are our reportable segments, based on the engagements delivered by the business.
•Customer Evolution, LLC - Effective December 31, 2022, we completed the acquisition of Customer Evolution, LLC ("Customer Evolution"), a healthcare advisory and technology implementation consulting services firm. The results of operations of Customer Evolution are included in our consolidated financial statements and results of operations of our Healthcare segment from the date of acquisition.
The acquisitions of AIMDATA and Customer Evolution are not significant to our consolidated financial statements individually or in the aggregate as of and for the year ended December 31, 2022.

Summary of Results
Effective January 1, 2022, we modified our operating model to expand and more deeply integrate our industry expertise with our digital, strategic and financial advisory capabilities. The new operating model strengthens Huron’s go-to-market strategy, drives efficiencies that support margin expansion, and positions the company to accelerate growth.
To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we began reporting under the following three industries, which are our reportable segments: Healthcare, Education and Commercial. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment includes all revenue and costs associated with engagements delivered in the respective segments' industries. The new Healthcare and Education segments include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment includes some revenue and costs historically reported in the Education segment. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. These changes improve visibility into the core drivers of our business. While our consolidated results have not been impacted, our historical segment information has been recast for consistent presentation.
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP measures. The results of operations for acquired businesses have been included in our results of operations since the date of their respective acquisition.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Year Ended December 31,
	2022	2021	2020
Healthcare:
Revenues	$534,999	$444,767	$406,536
Operating income	$131,227	$118,324	$105,650
Segment operating income as a percentage of segment revenues	24.5%	26.6%	26.0%
Education:
Revenues	$359,835	$242,374	$223,325
Operating income	$78,924	$52,398	$45,780
Segment operating income as a percentage of segment revenues	21.9%	21.6%	20.5%
Commercial:
Revenues	$237,621	$218,499	$214,266
Operating income	$50,025	$34,296	$39,044
Segment operating income as a percentage of segment revenues	21.1%	15.7%	18.2%
Total Huron:
Revenues	$1,132,455	$905,640	$844,127
Reimbursable expenses	26,506	21,318	26,887
Total revenues and reimbursable expenses	$1,158,961	$926,958	$871,014

Segment operating income	$260,176	$205,018	$190,474
Items not allocated at the segment level:
Other operating expenses	140,145	131,545	135,105
Depreciation and amortization	20,271	20,634	24,405
Goodwill impairment charges (1)	—	—	59,816
Operating income (loss)	99,760	52,839	(28,852)
Other income (expense), net	8,817	27,197	(5,021)
Income (loss) from continuing operations before taxes	108,577	80,036	(33,873)
Income tax expense (benefit)	33,025	17,049	(10,155)
Net income (loss) from continuing operations	$75,552	$62,987	$(23,718)
Earnings (loss) per share from continuing operations
Basic	$3.73	$2.94	$(1.08)
Diluted	$3.64	$2.89	$(1.08)

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Year Ended December 31,
	2022	2021	2020
Other Operating Data:
Number of revenue-generating professionals by segment (at period end) (6):
Healthcare	1,890	1,596	1,117
Education	1,579	1,050	873
Commercial (2)	1,363	1,130	1,059
Total	4,832	3,776	3,049

Revenue by capability:
Consulting and Managed Services (3)	$637,994	$555,915	$514,086
Digital	494,461	349,725	330,041
Total	$1,132,455	$905,640	$844,127

Number of revenue-generating professionals by capability (at period end):
Consulting and Managed Services (4)	2,294	1,838	1,362
Digital	2,538	1,938	1,687
Total	4,832	3,776	3,049

Utilization rate by capability (5):
Consulting	75.2%	70.6%	67.6%
Digital	71.0%	72.5%	74.3%
(1)The non-cash goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segments. We do not include the impact of goodwill impairment charges in our evaluation of segment performance.
(2)The majority of our revenue-generating professionals within our Commercial segment can provide services across all of our industries, including healthcare and education.
(3)Managed Services capability revenues within our Healthcare segment was $67.6 million, $47.7 million and $28.7 million for the years ended 2022, 2021 and 2020, respectively.
Managed Services capability revenues within our Education segment was $15.7 million, $9.1 million and $6.8 million for the years ended 2022, 2021 and 2020, respectively.
(4)The number of Managed Services revenue-generating professionals within our Healthcare segment as of December 31, 2022, 2021 and 2020, was 715, 509, and 96, respectively.
The number of Managed Services revenue-generating professionals within our Education segment as of December 31, 2022, 2021 and 2020, was 106, 72, and 49, respectively.
(5)Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.
(6)During the first quarter of 2022, we reclassified certain Digital revenue-generating professionals within our Healthcare and Education segments to our Commercial segment as these professionals can provide services across all of our industries. This reclassification did not impact the total headcount within our Digital capability for any period. The prior period headcount has been revised for consistent presentation.

Non-GAAP Measures

	Year Ended December 31,
	2022	2021	2020
Revenues	$1,132,455	$905,640	$844,127
Net income (loss) from continuing operations	$75,552	$62,987	$(23,718)
Add back:
Income tax expense (benefit)	33,025	17,049	(10,155)
Interest expense, net of interest income	11,883	8,150	9,292
Depreciation and amortization	28,233	26,347	29,644
Earnings before interest, taxes, depreciation and amortization (EBITDA)	148,693	114,533	5,063
Add back:
Restructuring charges	9,909	12,401	21,374
Other losses (gains)	(193)	198	(150)
Transaction-related expenses	50	1,782	1,132
Goodwill impairment charges	—	—	59,816
Unrealized gain on preferred stock investment	(26,964)	—	(1,667)
Losses (gains) on sales of businesses	—	(31,510)	1,603
Foreign currency transaction losses (gains), net	(655)	419	(31)
Adjusted EBITDA	$130,840	$97,823	$87,140
Adjusted EBITDA as a percentage of revenues	11.6%	10.8%	10.3%

	Year Ended December 31,
	2022	2021	2020
Net income (loss) from continuing operations	$75,552	$62,987	$(23,718)
Weighted average shares - diluted	20,746	21,809	21,882
Diluted earnings (loss) per share from continuing operations	$3.64	$2.89	$(1.08)
Add back:
Amortization of intangible assets	11,198	9,251	12,696
Restructuring charges	9,909	12,401	21,374
Other losses (gains)	(193)	198	(150)
Transaction-related expenses	50	1,782	1,132
Goodwill impairment charges	—	—	59,816
Unrealized gain on preferred stock investment	(26,964)	—	(1,667)
Losses (gains) on sales of businesses	—	(31,510)	1,603
Tax effect of adjustments	1,590	1,742	(23,199)
Total adjustments, net of tax	(4,410)	(6,136)	71,605
Adjusted net income from continuing operations	$71,142	$56,851	$47,887
Adjusted weighted average shares - diluted	20,746	21,809	22,299
Adjusted diluted earnings per share from continuing operations	$3.43	$2.61	$2.15

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues
Revenues by segment and capability for the years ended December 31, 2022 and 2021 were as follows:

Revenues (in thousands)	Year Ended December 31,		Increase / (Decrease)
	2022	2021	$	%
Segment:
Healthcare	$534,999	$444,767	$90,232	20.3%
Education	359,835	242,374	117,461	48.5%
Commercial	237,621	218,499	19,122	8.8%
Total revenues	$1,132,455	$905,640	$226,815	25.0%

Capability:
Consulting and Managed Services	$637,994	$555,915	$82,079	14.8%
Digital	494,461	349,725	144,736	41.4%
Total revenues	$1,132,455	$905,640	$226,815	25.0%
Total revenues increased $226.8 million, or 25.0%, to $1.13 billion for the year ended December 31, 2022 from $905.6 million for the year ended December 31, 2021. The overall increase in revenues reflects continued strength in demand for our Digital capability services across all our segments as companies continue to invest in cloud-based technology and analytic solutions, as well as strengthened demand for our Consulting and Managed Services offerings within our Education and Healthcare segments partially the result of a favorable comparison against Education's results in the first two quarters of 2021 which were more significantly impacted by the COVID-19 pandemic. During 2020 and 2021, some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic. Additional information on our revenues by segment follows.
•Healthcare revenues increased $90.2 million, or 20.3%, driven by strengthened demand for our technology and analytics services and software products within our Digital capability, as well as strengthened demand for our revenue cycle managed services and performance improvement solutions within our Consulting and Managed Services capability. Revenues for the year ended December 31, 2022 included $6.0 million of incremental revenues from our acquisition of Perception Health, Inc., which was completed in December 2021.
The number of revenue-generating professionals within our Healthcare segment grew 18.4% to 1,890 as of December 31, 2022, compared to 1,596 as of December 31, 2021.
•Education revenues increased $117.5 million, or 48.5%, driven by strengthened demand across all of our services and products within our Consulting and Managed Services and Digital capabilities. Revenues for the year ended December 31, 2022 included $8.2 million of incremental revenues from our acquisition of Whiteboard Communications Ltd., which was completed in December 2021.
The number of revenue-generating professionals within our Education segment grew 50.4% to 1,579 as of December 31, 2022, compared to 1,050 as of December 31, 2021.
•Commercial revenues increased $19.1 million, or 8.8%, driven by strengthened demand for our technology and analytics services within our Digital capability and our corporate finance advisory solution within our Consulting and Managed Services capability, partially offset by a decrease in revenues due to the divestiture of our Life Sciences business in the fourth quarter of 2021 and a decrease in demand for our financial advisory solutions within the Consulting and Managed Services capability. The Life Sciences business generated $16.7 million of revenues in the first ten months of 2021. Revenues for the year ended December 31, 2022 included $3.0 million of incremental revenues from our acquisitions of AIMDATA, LLC and Unico Solution, Inc., which were completed in January 2022 and February 2021, respectively. Excluding the revenue generated by Life Sciences in 2021 and the acquisitions of AIMDATA and Unico Solutions in 2022, Commercial revenues increased $32.9 million, or 16.3%.
The number of revenue-generating professionals within our Commercial segment grew 20.6% to 1,363 as of December 31, 2022, compared to 1,130 as of December 31, 2021. This increase includes the impact of the divestiture of our Life Sciences business completed in the fourth quarter of 2021. The Life Sciences business employed approximately 65 revenue-generating professionals prior to the divestiture.

Operating Expenses
Operating expenses for the year ended December 31, 2022 increased $185.1 million, or 21.2%, over the year ended December 31, 2021.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Year Ended December 31,				Increase / (Decrease)
	2022		2021
Direct costs	$785,881	69.4%	$636,776	70.3%	$149,105
Reimbursable expenses	26,671	2.4%	21,369	2.4%	5,302
Selling, general and administrative expenses	209,381	18.5%	178,084	19.7%	31,297
Restructuring charges	9,909	0.9%	12,401	1.4%	(2,492)
Depreciation and amortization	27,359	2.3%	25,489	2.7%	1,870
Total operating expenses	$1,059,201	93.5%	$874,119	96.5%	$185,082
Direct Costs
Direct costs increased $149.1 million, or 23.4%, to $785.9 million for the year ended December 31, 2022 from $636.8 million for the year ended December 31, 2021. The $149.1 million increase primarily related to an $113.9 million increase in compensation costs for our revenue-generating professionals, driven by increased headcount, annual salary increases that went into effect in the first quarter of 2022, and increases in performance bonus expense and share-based compensation expense. Additional increases in direct costs include a $26.2 million increase in contractor expense, a $5.7 million increase in technology costs, and a $2.5 million increase in product and event costs. As a percentage of revenues, direct costs decreased to 69.4% during 2022, compared to 70.3% during 2021, primarily due to revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals, partially offset by the increase in contractor expense, as a percentage of revenues.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $31.3 million, or 17.6%, to $209.4 million for the year ended December 31, 2022 from $178.1 million for the year ended December 31, 2021. The $31.3 million increase primarily related to a $21.0 million increase in non-payroll costs including a $7.0 million increase in promotion and marketing expenses, a $5.2 million increase in practice administration and meetings expenses, a $4.6 million increase in software and data hosting expenses, a $2.3 million increase in training expenses, and a $1.3 million increase in third-party professional fees; partially offset by a $2.0 million decrease in legal expenses. Additionally, selling, general and administrative expenses increased by $10.3 million related to compensation costs for our support personnel, which includes an $11.3 million increase in salaries and related expenses, a $6.3 million increase in performance bonus expense and a $3.4 million increase in share-based compensation expense; partially offset by an $11.7 million decrease in deferred compensation expense attributable to the change in the market value of our deferred compensation liability. The decrease in deferred compensation expense is offset by a decrease in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. As a percentage of revenues, selling, general and administrative expenses decreased to 18.5% during 2022, compared to 19.7% during 2021. This decrease was primarily due to the decrease in deferred compensation expense attributable to the change in the market value of our deferred compensation liability and revenue growth that outpaced the increase in salaries and related expenses for our support personnel, partially offset by the increases in promotion and marketing expenses and practice administration and meetings expenses, as percentages of revenue.
Restructuring Charges
Restructuring charges for the year ended December 31, 2022 were $9.9 million, compared to $12.4 million for the year ended December 31, 2021. The $9.9 million of restructuring charges incurred in 2022 included $5.7 million of employee-related expenses; $2.3 million for rent and related expenses, net of sublease income, for previously vacated office spaces; $0.7 million for third-party professional advisory fees related to the modification of our operating model; and $0.6 million for the early termination of a contract.

Of the $12.4 million of restructuring charges incurred in 2021, $8.5 million was in connection with the sale of our Life Sciences business in the fourth quarter of 2021. The $8.5 million charge related to the sale consisted of $6.8 million of transaction-related employee payments; $0.9 million of third-party legal and professional advisory fees; and $0.8 million of accelerated amortization and depreciation on the operating lease right-of-use asset and fixed assets related to our London, U.K. office space, which we vacated as a result of the divestiture. Additionally, in 2021, we incurred $2.3 million of rent and related expenses, net of sublease income, and accelerated depreciation on furniture and fixtures for other previously vacated office spaces, and $1.3 million of other employee-related expenses.
Depreciation and Amortization
Depreciation and amortization expense, which includes amortization of intangible assets and software development costs previously presented separately, increased $1.9 million, or 7.3%, to $27.4 million for the year ended December 31, 2022, compared to $25.5 million for the year ended December 31, 2021. The $1.9 million increase in depreciation and amortization expense was primarily attributable to an increase in amortization of intangible assets acquired in business acquisitions completed in the fourth quarter quarter of 2021 and in 2022, partially offset by decreasing amortization expense for certain intangible assets acquired due to the accelerated basis of amortization in prior periods.
Operating Income and Operating Margin
Operating income increased $46.9 million to $99.8 million for the year ended December 31, 2022 from $52.8 million for the year ended December 31, 2021. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 8.8% for 2022, compared to 5.8% for 2021.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Year Ended December 31,				Increase / (Decrease)
	2022		2021
Healthcare	$131,227	24.5%	$118,324	26.6%	$12,903
Education	78,924	21.9%	52,398	21.6%	26,526
Commercial	50,025	21.1%	34,296	15.7%	15,729
Total segment operating income	$260,176		$205,018		$55,158
•Healthcare operating income increased primarily due to the increase in revenues, partially offset by increases in compensation costs for our revenue-generating professionals, contractor expenses, practice administration and meetings expenses, compensation costs for our support personnel, amortization of intangible assets, and technology expenses. The increase in compensation costs for our revenue-generating professionals was driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2022, as well as increases in performance bonus expense and share-based compensation expense; partially offset by a decrease in signing, retention and other bonus expenses. Healthcare operating margin decreased primarily due to the increases in contractor expenses, practice administration and meetings expenses and amortization of intangible assets, as percentages of revenues; partially offset by revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals.
•Education operating income increased primarily due to the increase in revenues, partially offset by increases in compensation costs for our revenue-generating professionals, contractor expenses, restructuring charges, technology expenses, and promotion and marketing expenses. The increase in compensation costs for our revenue-generating professionals was driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2022, as well as increases in performance bonus expense and signing, retention and other bonus expenses. Education operating margin increased due to revenue growth that outpaced the increase in compensation costs; partially offset by the increases in non-payroll costs, as percentages of revenues.
•Commercial operating income increased primarily due to the increase in revenues, as well as a decrease in restructuring charges; partially offset by increases in contractor expenses, promotion and marketing expenses, and compensation costs for both our revenue-generating professionals and support personnel. The increase in compensation costs was driven by an increase in performance bonus expense, partially offset by a decrease in salaries and related expenses for our revenue-generating professionals primarily driven by the divestiture of our Life Sciences business in the fourth quarter of 2021. Commercial operating margin increased due to revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals and the decrease in restructuring charges; partially offset by the increases in promotion and marketing expenses and contractor expenses, as percentages of revenues.

Other Income (Expense), Net
Interest expense, net of interest income increased $3.7 million to $11.9 million for the year ended December 31, 2022 from $8.2 million for the year ended December 31, 2021 primarily attributable to higher levels of borrowing under our credit facility in 2022 compared to 2021, as well as an increase in interest rates over the same periods. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information on our senior secured credit facility.
Other income, net decreased $14.6 million to $20.7 million for the year ended December 31, 2022 from $35.3 million for the year ended December 31, 2021. The $20.7 million of other income, net in 2022 includes a $27.0 million unrealized gain related to the increase in the fair value of our preferred stock investment in Medically Home, partially offset by a $7.4 million unrealized loss on the market value of our deferred compensation investments that are used to fund our deferred compensation liability. The $35.3 million of other income, net in 2021 includes a $31.5 million pre-tax gain on the sale of our Life Sciences business in the fourth quarter of 2021 and a $4.2 million unrealized gain on the market value of our deferred compensation investments. See Note 10 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our preferred stock investment in Medically Home.
Income Tax Expense
For the year ended December 31, 2022, our effective tax rate was 30.4% as we recognized income tax expense of $33.0 million on income of $108.6 million. The effective tax rate of 30.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.7%, primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.
For the year ended December 31, 2021, our effective tax rate was 21.3% as we recognized income tax expense of $17.0 million on income of $80.0 million. The effective tax rate of 21.3% was more favorable than the statutory rate, inclusive of state income taxes, of 26.3%, primarily due to the discrete tax benefits related to the CARES Act described below. The effective tax rate also reflected the positive impact of certain federal tax credits and the discrete tax benefit recognized during the second quarter of 2021 related to electing the Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion retroactively for the 2018 tax year. On July 20, 2020, the U.S. Treasury issued and enacted final regulations related to GILTI that allow certain U.S. taxpayers to elect to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The GILTI high-tax exclusion is an annual election and is retroactively available. These favorable items were partially offset by certain nondeductible business expenses and increases in our valuation allowance primarily due to increases in deferred tax assets recorded for foreign tax credits.
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
See Note 17 "Income Taxes" within the notes to our consolidated financial statements for additional information on our income tax expense (benefit).
Net Income from Continuing Operations and Earnings per Share
Net income from continuing operations increased $12.6 million to $75.6 million for the year ended December 31, 2022 from $63.0 million for the year ended December 31, 2021. As a result of the increase in net income from continuing operations, diluted earnings per share from continuing operations for the year ended December 31, 2022 was $3.64, compared to $2.89 for the year ended December 31, 2021.
EBITDA and Adjusted EBITDA
EBITDA increased $34.2 million to $148.7 million for the year ended December 31, 2022 from $114.5 million for the year ended December 31, 2021. The increase in EBITDA was primarily attributable to the increase in segment income and the $27.0 million unrealized gain recognized in the first quarter of 2022 related to the increase in the fair value of our preferred stock investment; partially offset by the $31.5 million gain on sale of our Life Sciences business recognized in the fourth quarter of 2021 and an increase in corporate expenses in 2022 compared to 2021, excluding the impact of the change in the market value of our deferred compensation liability on corporate expenses.

Adjusted EBITDA increased $33.0 million to $130.8 million for the year ended December 31, 2022 from $97.8 million for the year ended December 31,2021. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income; partially offset by an increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability and restructuring charges on segment operating income and corporate expenses.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income from continuing operations increased $14.3 million to $71.1 million for the year ended December 31, 2022, compared to $56.9 million for the year ended December 31, 2021. As a result of the increase in adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations was $3.43 in 2022, compared to $2.61 in 2021.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
As a result of our operating segment modification effective January 1, 2022, we recast our historical segment information for consistent presentation. Our consolidated results were not impacted by the operating segment modification. Therefore, the following discussion compares the recast segment revenue and segment operating income for 2021 to 2020. For a discussion of our consolidated results of operations for 2021 compared to 2020, which were not impacted by the operating segment modification, refer to Part II—Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the United States Securities and Exchange Commission on February 24, 2022.
Revenues
Revenues by segment and capability for the years ended December 31, 2021 and 2020 were as follows:

Revenues (in thousands)	Year Ended December 31,		Increase / (Decrease)
	2021	2020	$	%
Segment:
Healthcare	$444,767	$406,536	$38,231	9.4%
Education	242,374	223,325	19,049	8.5%
Commercial	218,499	214,266	4,233	2.0%
Total revenues	$905,640	$844,127	$61,513	7.3%

Capability:
Consulting and Managed Services	$555,915	$514,086	$41,829	8.1%
Digital	349,725	330,041	19,684	6.0%
Total revenues	$905,640	$844,127	$61,513	7.3%
Total revenues increased $61.5 million, or 7.3% to $905.6 million for the year ended December 31, 2021 from $844.1 million for the year ended December 31, 2020. The increase in revenues reflected strengthened demand for services in all of our segments; the favorable comparison against 2020, which was more significantly impacted by the COVID-19 pandemic as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic, particularly within our Healthcare and Education segments; and the incremental revenues from our acquisitions. Additional information on our revenues by segment follows.
•Healthcare revenues increased $38.2 million, or 9.4%, which reflected strengthened demand for this segment's services as well as the favorable comparison against 2020, which was more significantly impacted by the COVID-19 pandemic as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic. The strengthened demand was primarily driven by our revenue cycle managed services, performance improvement, and corporate finance advisory solutions within our Consulting and Managed Services capability and our technology and analytics services within our Digital capability. These increases in demand were partially offset by a decrease in demand for our culture and organizational excellence solution within our Consulting and Managed Services capability. Revenues in 2021 included $6.5 million of incremental revenues from our acquisition of ForceIQ which was completed in November 2020.
The number of revenue-generating professionals within our Healthcare segment grew 42.9% to 1,596 as of December 31, 2021, compared to 1,117 as of December 31, 2020. The increase in revenue-generating professionals includes the hiring of approximately 300 employees during the second quarter of 2021 to expand our capacity to manage and provide revenue cycle billing, collections, insurance verification and change integrity services to our healthcare clients. These employees serve clients in our Managed Services capability, including serving under a short-term contract with an existing client which we entered into in connection with this group hire.

•Education revenues increased $19.0 million, or 8.5%. This segment's revenues were significantly impacted by the COVID-19 pandemic beginning in the third quarter of 2020 through the first half of 2021 as some clients reprioritized and delayed certain projects as a result of the uncertainties surrounding the pandemic. Demand for this segment's services strengthened over the course of 2021, primarily in our strategy and operations and research solutions within our Consulting and Managed Services capability, driving an overall increase in total revenues for full year 2021 compared to full year 2020. Revenues in 2021 included $1.0 million of incremental revenues from our acquisitions of Unico Solutions and Whiteboard, which were completed in February 2021 and December 2021, respectively.
The number of revenue-generating professionals within our Education segment grew 20.3% to 1,050 as of December 31, 2021, compared to 873 as of December 31, 2020.
•Commercial revenues increased $4.2 million, or 2.0%, driven by strengthened demand for our cloud-based technology and analytics solutions within our Digital capability, partially offset by the decrease in revenues related to the divestiture of our Life Sciences business in the fourth quarter of 2021. Revenues generated by the Life Sciences business in the first ten months of 2021 and full year 2020 were $16.7 million and $29.4 million, respectively. Revenues in 2021 included $7.4 million of incremental revenues from our acquisitions of ForceIQ, Inc. and Unico Solutions, which were completed in November 2020 and February 2021, respectively.
The number of revenue-generating professionals within our Commercial segment grew 6.7% to 1,130 as of December 31, 2021, compared to 1,059 as of December 31, 2020. This increase includes the impact of the divestiture of our Life Sciences business, which employed 99 revenue-generating professionals as of December 31, 2020.
Operating Income and Operating Margin
Operating income increased $81.7 million to $52.8 million for the year ended December 31, 2021 from a loss of $28.9 million for the year ended December 31, 2020. The operating loss for the year ended December 31, 2020 is primarily attributable to $59.8 million of non-cash pretax goodwill impairment charges recognized in the first quarter of 2020 that related to our legacy Business Advisory segment. The goodwill impairment charges are not allocated at the segment level because the underlying goodwill asset is reflective of our corporate investment in the segment and we do not include the impact of goodwill impairment charges in our evaluation of segment performance. See Note 4 “Goodwill and Intangible Assets” within the notes to our consolidated financial statements for additional information on the goodwill impairment charges recognized in the first quarter of 2020.
Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 5.8% in 2021, compared to (3.4%) in 2020.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Year Ended December 31,				Increase / (Decrease)
	2021		2020
Healthcare	$118,324	26.6%	$105,650	26.0%	$12,674
Education	52,398	21.6%	45,780	20.5%	6,618
Commercial	34,296	15.7%	39,044	18.2%	(4,748)
Total segment operating income	$205,018		$190,474		$14,544
•Healthcare operating income increased primarily due to the increase in revenues, as well as decreases in practice administration and meetings expenses, restructuring charges and contractor expenses. These increases to operating income were partially offset by an increase in compensation costs for our revenue-generating professionals. The increase in compensation costs was driven by an increase in headcount, as well as increases in performance bonus expense and signing, retention and other bonus expense. Healthcare operating margin increased primarily due to decreases in compensation costs for our support personnel, contractor expenses, practice administration and meetings expenses and restructuring charges. These increases to the segment operating margin were partially offset by the increase in compensation costs for our revenue-generating professionals, as a percentage of revenues.
•Education operating income increased primarily due to the increase in revenues and a decrease in restructuring charges, partially offset by increases in compensation costs for our revenue-generating professionals and technology expenses. The increase in compensation costs was driven by an increase in headcount, as well as increases in performance bonus expense and signing, retention and other bonus expenses. Education operating margin increased due to the decrease in restructuring charges and revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals.

•Commercial operating income decreased primarily due to increases in restructuring charges, contractor expenses, and compensation costs for our support personnel, partially offset by the increase in revenues and a decrease in compensation costs for our revenue-generating professionals. The decrease in compensation costs for our revenue-generating professionals was primarily driven by a decrease in performance bonus expense, largely offset by the increase in headcount. Commercial operating margin decreased primarily due to the increases in restructuring charges and contractor expenses, as percentages of revenues; partially offset by the decrease in compensation costs for our revenue-generating professionals.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $11.8 million, $20.8 million, and $67.2 million at December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

Cash Flows (in thousands):	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$85,400	$17,987	$136,738
Net cash used in investing activities	(20,128)	(20,143)	(42,034)
Net cash used in financing activities	(74,108)	(44,410)	(39,615)
Effect of exchange rate changes on cash	(111)	170	484
Net increase (decrease) in cash and cash equivalents	$(8,947)	$(46,396)	$55,573
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
Net cash provided by operating activities increased $67.4 million to $85.4 million in 2022 from $18.0 million in 2021. The increase in net cash provided by operating activities in 2022 compared to 2021 was primarily attributable to an increase in cash collections in 2022 compared to the prior year; partially offset by increases in payments for salaries and related expenses for our revenue-generating professionals, selling, general and administrative expenses and contractor expenses for 2022 compared to 2021 and an increase in the amount paid for annual performance bonuses in the first quarter of 2022 compared to the first quarter of 2021.
Investing Activities
Our investing activities primarily consist of purchases of complementary businesses; purchases of property and equipment, primarily related to computers and related equipment for our employees and leasehold improvements and furniture and fixtures for office spaces; payments related to internally developed cloud-based software sold to our clients; and investments. Our investments include a convertible note investment in Shorelight Holdings, LLC, a preferred stock investment in Medically Home Group, Inc., and investments in life insurance policies that are used to fund our deferred compensation liability.
Net cash used in investing activities was $20.1 million for 2022. The use of cash in 2022 primarily consisted of $12.5 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements; $11.8 million for payments related to internally developed software; and $3.4 million for the purchases of businesses. These uses of cash for investing activities were partially offset by $4.8 million of cash received for the sale of our aircraft in the first quarter of 2022 and $3.4 million of cash received for distributions from our life insurance policies that are used to fund our deferred compensation liability.
Net cash used in investing activities was $20.1 million for 2021. The use of cash in 2021 primarily consisted of $44.8 million for the purchases of businesses; $10.9 million for purchases of property and equipment, primarily related to leasehold improvements, computers and related equipment and furniture and fixtures for certain office spaces; $4.9 million for payments related to internally developed software; and $1.2 million for contributions to our life insurance policies. These uses of cash from investing activities were partially offset by $41.3 million of cash received for the sale of the Life Sciences business in the fourth quarter of 2021.
We estimate that cash utilized for purchases of property and equipment and software development in 2023 will total approximately $30 million to $35 million; primarily consisting of software development costs, information technology related equipment to support our corporate infrastructure, and leasehold improvements and furniture and fixtures for certain office locations.

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
Net cash used in financing activities was $74.1 million in 2022. During 2022, we borrowed $314.0 million under our senior secured credit facility primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2022, and made repayments on our borrowings of $256.8 million. The repayments on our borrowings included the repayment of the outstanding principal of our promissory note due 2024 of $2.7 million from the proceeds received for the sale of our aircraft. Additionally, during 2022, we repurchased and retired $121.3 million of our common stock under our share repurchase program discussed below, of which $1.1 million settled in the first quarter of 2023, and settled $0.2 million of share repurchases that were accrued as of December 31, 2021. During 2022, we reacquired $7.8 million of common stock as a result of tax withholdings upon vesting of share-based compensation. Additionally, we made payments of $2.7 million for debt issuance costs related to the Third Amended and Restated Credit Agreement executed in the fourth quarter of 2022. We also made deferred acquisition payments of $1.9 million to the sellers of certain businesses we acquired. These payments were primarily the result of achieving specified financial performance targets in accordance with the related purchase agreements.
Net cash used in financing activities was $44.4 million in 2021. During 2021, we borrowed $235.0 million under our senior secured credit facility, primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2021 and for the acquisitions completed in the fourth quarter of 2021. We made repayments on our credit facility of $205.0 million during 2021. Additionally, during 2021, we repurchased and retired $64.6 million of our common stock under our share repurchase program, and repurchased and retired $0.2 million of our common stock that was accrued as of December 31, 2021. We also reacquired $10.1 million of common stock as a result of tax withholdings upon vesting of share-based compensation.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the fourth quarter of 2022. The current authorization extends the share repurchase program through December 31, 2023 with a repurchase amount of $300 million, of which $108.9 million remains available as of December 31, 2022. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Financing Arrangements
At December 31, 2022, we had $290.0 million outstanding under our senior secured credit facility, as discussed below.
Senior Secured Credit Facility
On November 15, 2022, the Company entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated, in its entirety, the Second Amended and Restated Credit Agreement entered into as of March 31, 2015 (as amended and modified, the "Existing Credit Agreement"). The Amended Credit Agreement consists of a $600 million five-year senior secured revolving credit facility that becomes due and payable in full upon maturity on November 15, 2027. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount of up to $250 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $850 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under the Existing Credit Agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, permitted acquisitions, and other general corporate purposes.
Fees and interest on borrowings vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, borrowings under the Amended Credit Agreement will bear interest at one, three or six month Term SOFR or an alternate base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.125% per annum and 1.875% per annum, in the case of Term SOFR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time. Fees and interest on borrowings are paid on a monthly basis.
The Company and PNC Capital Markets, LLC, as Sustainability Structuring Agent, may amend the Amended Credit Agreement, with the consent of the Required Lenders (as defined in the Amended Credit Agreement), in order to incorporate specified key performance indicators with respect to certain environmental, social and governance targets of the Company. Upon the effectiveness of any such amendment, and based upon the performance of the Company against those key performance indicators, certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees will be made. These adjustments will not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however, the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At December 31, 2022 and December 31, 2021, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of December 31, 2022 was 1.92 to 1.00, compared to 1.73 to 1.00 as of December 31, 2021. Our Consolidated Interest Coverage Ratio as of December 31, 2022 was 14.04 to 1.00, compared to 18.43 to 1.00 as of December 31, 2021.
The Amended Credit Agreement contains restricted payment provisions, including a potential limit on the amount of dividends we may pay. Pursuant to the terms of the Amended Credit Agreement, if our Consolidated Leverage Ratio is greater than 3.50, the amount of dividends and other Restricted Payments (as defined in the Amended Credit Agreement) we may pay is limited to an amount up to $50 million.
Principal borrowings outstanding under the Amended Credit Agreement at December 31, 2022 and December 31, 2021 totaled $290.0 million and $230.0 million, respectively. These borrowings carried a weighted average interest rate of 3.8% at December 31, 2022 and 2.7% at December 31, 2021 including the impact of the interest rate swaps described in Note 12 “Derivative Instruments and Hedging Activity" within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At both December 31, 2022 and 2021, we had outstanding letters of credit totaling $0.7 million, which are used as security deposits for our office facilities. As of December 31, 2022 and 2021, the unused borrowing capacity under the revolving credit facility was $309.3 million and $369.3 million, respectively.
For further information, see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements. For a discussion of certain risks and uncertainties related to the Amended Credit Agreement, see Part I—Item 1A. “Risk Factors.”
Future Financing Needs
Our primary financing need is to fund our long-term growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures.
We believe our internally generated liquidity, together with our available cash and the borrowing capacity available under our revolving credit facility will be adequate to support our current financing needs and long-term growth strategy. Our ability to secure additional financing in the future, if needed, will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.
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
Our revenue is generated under four types of billing arrangements: fixed-fee (including software license revenue); time-and-expense; performance-based; and software support, maintenance and subscriptions. Determining the method and amount of revenue to recognize requires us to make judgments and estimates. Specifically, multiple performance obligation arrangements require us to allocate the total transaction price to each performance obligation based on its relative standalone selling price, for which we rely on our overall pricing objectives, taking into consideration market conditions and other factors. Provisions are recorded for the estimated realization adjustments on all engagements, including engagements for which fees are subject to review by the bankruptcy courts. We continually evaluate our estimates of the provisions based on available information and experiences. Additionally, when accounting for fixed-fee and performance-based billing arrangements, we must make additional judgments and estimates as further described below.
In fixed-fee billing arrangements for professional services, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. We generally recognize revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on work completed to-date versus our estimates of the total services to be provided under the engagement. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements could make these contracts less profitable or unprofitable.
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

We record the provision for doubtful accounts and unbilled services as a reduction in revenue. To the extent we write-off accounts receivable due to a client’s inability to pay, the charge is recognized as a component of selling, general and administrative expenses.
Business Combinations
We use the acquisition method of accounting for business combinations. The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are recorded at their estimated fair values as of the acquisition date, with the exception of contract assets and liabilities which are recognized and measured in accordance with our revenue recognition accounting policy described in Note 2 "Summary of Significant Accounting Policies" within the notes to the consolidated financial statements. Goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the net value of the assets acquired and liabilities assumed. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates, and assumptions, such as the expected future cash flows to be derived from the intangible assets, discount rates that reflect the risk factors associated with future cash flows, and estimates of useful lives.
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
Carrying Values of Goodwill and Other Intangible Assets
We test goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. As of December 31, 2022, we have three reporting units: Healthcare, Education, and Commercial.
Under GAAP, we have the option to first assess qualitative factors to determine whether the existence of current events or circumstances would lead to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying value. If we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying value, no further testing is necessary. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge is recorded in an amount equal to that difference with the loss not to exceed the total amount of goodwill allocated to the reporting unit.
For the goodwill reallocation and impairment tests performed in 2022, we determined the fair value of our reporting units using the income approach. For a company such as ours, the income approach will generally provide the most reliable indication of fair value because the value of such companies is dependent on their ability to generate earnings. We utilized a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by each reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with each reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted EBITDA margins, and discount rates. Our forecasts are based on historical experience, current backlog, expected market demand, and other industry information.
The following is a discussion of the goodwill impairment tests performed during 2022.
First Quarter 2022 Goodwill Reallocation and Goodwill Impairment Test
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
2022 Annual Goodwill Impairment Analysis
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2022 for our three reporting units: Healthcare, Education, and Commercial. We performed a qualitative assessment over all reporting units to determine if it was more likely than not the respective fair values of these reporting units were less than their carrying amounts, including goodwill.
For our qualitative assessment, we considered the most recent quantitative analysis performed for each reporting unit, which was as of January 1, 2022, including the key assumptions used within that analysis, the indicated fair values, and the amount by which those fair values exceeded their carrying amounts. One of the key assumptions used within the prior quantitative analysis was our internal financial projections; therefore, we considered the actual performance of each reporting unit during 2022 compared to the internal financial projections used, as well as specific outlooks for each reporting unit based on our most recent internal financial projections. We also reviewed the current carrying value of each reporting unit in comparison to the carrying values as of the prior quantitative analysis. In addition, we considered various factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events, that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our assessments, we determined that it was more likely than not that the fair values for each of our reporting units exceeded their respective carrying amounts. As such, the goodwill for our reporting units was not considered impaired as of November 30, 2022, and a quantitative goodwill impairment analysis was not necessary.
Determining the fair value of any reporting unit requires us to make significant judgments, estimates, and assumptions. While we believe that the estimates and assumptions underlying our valuation methodology are reasonable, these estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of such charge. The results of an impairment analysis are as of a point in time. There is no assurance that the actual future earnings or cash flows of our reporting units will be consistent with our projections. We will continue to monitor any changes to our assumptions and will evaluate goodwill as deemed warranted during future periods. Any significant decline in our operations compared to our internal forecasts could result in additional goodwill impairment charges, which could be material.
The carrying value of goodwill for each of our reporting units as of December 31, 2022 is as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$454,214
Education	122,235
Commercial	48,517
Total	$624,966
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $23.4 million at December 31, 2022 and primarily consist of customer relationships, technology and software, trade names, and non-competition agreements, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges for intangible assets were recorded in 2022.
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
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our senior secured credit facility, which has variable interest rates tied to Term SOFR or an alternate base rate, at our option. At December 31, 2022, we had borrowings outstanding under the credit facility totaling $290.0 million that carried a weighted average interest rate of 3.8% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate as of December 31, 2022 would have a $0.9 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2021, we had borrowings outstanding under the credit facility totaling $230.0 million that carried a weighted average interest rate of 2.7%, including the impact of the interest rate swaps. A hypothetical 100 basis point change in the interest rate would have had a $0.3 million effect on our full year pretax income, including the effect of the interest rate swaps and our borrowings outstanding as of December 31, 2021.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of December 31, 2022 and December 31, 2021, the aggregate notional amount of our forward interest rate swap agreements was $200.0 million. The outstanding interest rate swap agreements as of December 31, 2022 are scheduled to mature on a staggered basis through August 31, 2027.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates between the U.S. Dollar (USD) and the Indian Rupee (INR) related to our operations in India. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses by entering into non-deliverable foreign exchange forward contracts. These foreign exchange forward contracts have an aggregate notional amount of INR

657.9 million, or $8.0 million based on the exchange rate in effect as of December 31, 2022, and are scheduled to mature monthly through September 2023.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign currency exchange rate hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the foreign currency exchange rate between the USD and INR would have an immaterial impact on the fair value of our hedge instruments as of December 31, 2022.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2022, the fair value of the investment was $57.6 million, with a total cost basis of $40.9 million. At December 31, 2021, the fair value of the investment was $65.9 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in Medically Home Group, Inc. ("Medically Home"), a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of December 31, 2022, the carrying value of the investment was $33.6 million, with a total cost basis of $5.0 million. As of December 31, 2021, the carrying value of the investment was $6.7 million, with a total cost basis of $5.0 million. During the first quarter of 2022, we recognized an unrealized gain of $27.0 million on our preferred stock investment resulting from an observable price change of preferred stock with similar rights and preferences to our preferred stock investment issued by Medically Home. Following our purchase, we have not identified any impairment of our investment.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure. Refer to Note 12 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our derivative instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Company’s Consolidated Financial Statements and supplementary data begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers, Promoters and Control Persons
The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by May 1, 2023 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information with respect to equity compensation plans approved by shareholders as of December 31, 2022. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders:
2012 Omnibus Incentive Plan (1)	227,116	$48.89	590,383
Stock Ownership Participation Program (2)	—	N/A	199,991
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	227,116	$48.89	790,374
(1)Our 2012 Omnibus Incentive Plan was approved by our shareholders at our annual meeting held on May 1, 2012. Subsequent to the initial approval and through December 31, 2022, our shareholders have approved amendments to the 2012 Omnibus Incentive Plan to increase the number of shares authorized for issuance to 4.6 million shares, in the aggregate.
(2)Our Stock Ownership Participation Program was approved by our shareholders at our annual meeting held on May 1, 2015. Subsequent to the initial approval and through December 31, 2022, our shareholders have approved amendments to the Stock Ownership Participation Program to increase the number of shares authorized for issuance to 0.7 million shares, in the aggregate.
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
3.Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Huron Consulting Group Inc.			10-K	12/31/2004	3.1	2/16/2005
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc.			8-K		3.1	11/2/2022
4.1	Specimen Stock Certificate.			S-1 (File No. 333- 115434)		4.1	10/5/2004
4.2	Description of Securities.			10-K	12/31/2019	4.2	2/26/2020
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).			S-1 (File No. 333- 115434)		10.1	10/5/2004
10.2*	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.			10-K	12/31/2008	10.12	2/24/2009
10.3*	Senior Management Agreement by and between Huron Consulting Group Inc. and John D. Kelly.			8-K		10.1	1/6/2017
10.4	First Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated August 23, 2004.			10-K	12/31/2012	10.17	2/21/2013
10.5	Second Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated March 14, 2007.			10-K	12/31/2012	10.18	2/21/2013
10.6	Third Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated April 2, 2010.			10-K	12/31/2012	10.19	2/21/2013
10.7	Fourth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 31, 2012.			8-K		10.1	1/4/2013
10.8†	Fifth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 1, 2013.			10-K	12/31/2019	10.13	2/26/2020

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.9	Sixth Amendment to Lease by and between Huron Consulting Services LLC and Onni Van Buren Chicago LLC, dated October 3, 2019.			8-K		10.1	10/16/2019
10.10*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement.			10-K	12/31/2012	10.20	2/21/2013
10.11*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Performance Stock Unit Agreement.			10-K	12/31/2014	10.32	2/24/2015
10.12*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Stock Option Agreement.			10-K	12/31/2014	10.33	2/24/2015
10.13*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan NEO Performance Stock Unit Agreement.			10-K	12/31/2014	10.34	2/24/2015
10.14*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated effective February 13, 2020.			10-K	12/31/2019	10.34	2/26/2020
10.15*	Senior Management Agreement by and between Huron Consulting Group Inc. and Ernest W. Torain, Jr.			10-Q	3/31/2020	10.1	4/30/2020
10.16*	Amendment to the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan.			DEF 14A		Appendix A	3/26/2020
10.17*	Form of Retention Bonus Agreement.			8-K		10.1	4/14/2021
10.18*	Amendment to the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan.			DEF 14A		Appendix A	3/26/2021
10.19*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Unit Agreement.			10-Q	9/30/2021	10.1	11/2/2021
10.20*	Senior Management Agreement by and between Huron Consulting Group Inc. and James R. Dail Jr.			8-K		10.1	6/7/2022
10.21†
Third Amended and Restated Credit Agreement, dated as of November 15, 2022, among Huron Consulting Group Inc., as Borrower, certain subsidiaries as Guarantors, the Lenders Party, Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. and PNC Bank, National Association as Co-Syndication Agents, PNC Capital Markets LLC, as Sustainability Structuring Agent, Bank of Montreal, Fifth Third Bank, National Association and TD Bank, N.A., as Co-Documentation Agents, and BofA Securities, Inc., JPMorgan Chase Bank, N.A. and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners.
				8-K		10.1	11/16/2022
10.22	Third Amended and Restated Security Agreement, dated as of November 15, 2022.			8-K		10.2	11/16/2022
10.23	Third Amended and Restated Pledge Agreement, dated as of November 15, 2022.			8-K		10.3	11/16/2022
10.24*	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.			8-K/A		10.1	12/29/2022
10.25*	Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth.			8-K/A		10.2	12/29/2022

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.26*	Huron Consulting Group Inc. Stock Ownership Participation Program, as amended effective November 23, 2022.	X
21.1	List of Subsidiaries of Huron Consulting Group Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.
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

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ C. MARK HUSSEY	President, Chief Executive Officer and Director	2/28/2023
C. Mark Hussey
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Mark Hussey, John D. Kelly, and Ernest W. Torain, Jr., and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ C. MARK HUSSEY	President, Chief Executive Officer and Director (Principal Executive Officer)	2/28/2023
C. Mark Hussey

/s/ JOHN F. MCCARTNEY	Non-Executive Chairman of the Board	2/28/2023
John F. McCartney

/s/ JAMES H. ROTH	Vice Chairman of the Board	2/28/2023
James H. Roth

/s/ JOHN D. KELLY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	2/28/2023
John D. Kelly

/s/ KYLE D. FEATHERSTONE	Chief Accounting Officer (Principal Accounting Officer)	2/28/2023
Kyle D. Featherstone

/s/ JOY T. BROWN	Director	2/28/2023
Joy T. Brown

/s/ H. EUGENE LOCKHART	Director	2/28/2023
H. Eugene Lockhart

/s/ PETER K. MARKELL	Director	2/28/2023
Peter K. Markell

/s/ HUGH E. SAWYER	Director	2/28/2023
Hugh E. Sawyer

/s/ EKTA SINGH-BUSHELL	Director	2/28/2023
Ekta Singh-Bushell

/s/ DEBRA ZUMWALT	Director	2/28/2023
Debra Zumwalt

HURON CONSULTING GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huron Consulting Group Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and other comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Fixed-Fee and Healthcare Performance-Based Billing Arrangements
As described in Note 2 to the consolidated financial statements, in fixed-fee billing arrangements, which makes up a portion of total revenues of $1.13 billion for the year ended December 31, 2022, the Company agrees to a pre-established fee in exchange for a predetermined set of professional services. As disclosed by management, under fixed-fee arrangements, revenues are recognized based upon work completed to date versus management’s estimates of the total services to be provided under the engagement. Additionally, the Company’s Healthcare practice enters into performance-based billing arrangements whereby fees are tied to the attainment of contractually defined objectives, as a result of adopting the Company’s recommendations, which makes up a portion of total revenues of $1.13 billion for the year ended December 31, 2022. Under performance-based billing arrangements, revenue is recognized based on an estimate of variable consideration and work completed to date versus the estimates of the total services to be provided under the engagement. Variable consideration is estimated based on a probability-weighted assessment of the fees to be earned, net of a constraint to limit the amount that could be reversed when the uncertainty is resolved.
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
February 28, 2023

We have served as the Company's auditor since 2002.

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,834	$20,781
Receivables from clients, net of allowances of $10,600 and $8,827, respectively	147,852	122,316
Unbilled services, net of allowances of $3,850 and $2,637, respectively	141,781	91,285
Income tax receivable	960	8,071
Prepaid expenses and other current assets	26,057	15,229
Total current assets	328,484	257,682
Property and equipment, net	26,107	31,004
Deferred income taxes, net	1,554	1,804
Long-term investments	91,194	72,584
Operating lease right-of-use assets	30,304	35,311
Other non-current assets	73,039	68,191
Intangible assets, net	23,392	31,894
Goodwill	624,966	620,879
Total assets	$1,199,040	$1,119,349
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,254	$13,621
Accrued expenses and other current liabilities	27,268	22,519
Accrued payroll and related benefits	171,723	139,131
Current maturities of long-term debt	—	559
Current maturities of operating lease liabilities	10,530	10,142
Deferred revenues	21,909	19,212
Total current liabilities	245,684	205,184
Non-current liabilities:
Deferred compensation and other liabilities	33,614	43,458
Long-term debt, net of current portion	290,000	232,221
Operating lease liabilities, net of current portion	45,556	54,313
Deferred income taxes, net	32,146	12,273
Total non-current liabilities	401,316	342,265
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 22,507,159 and 24,364,814 shares issued, respectively	223	239
Treasury stock, at cost, 2,711,712 and 2,495,172 shares, respectively	(137,556)	(135,969)
Additional paid-in capital	318,706	413,794
Retained earnings	352,548	276,996
Accumulated other comprehensive income	18,119	16,840
Total stockholders’ equity	552,040	571,900
Total liabilities and stockholders’ equity	$1,199,040	$1,119,349
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues and reimbursable expenses:
Revenues	$1,132,455	$905,640	$844,127
Reimbursable expenses	26,506	21,318	26,887
Total revenues and reimbursable expenses	1,158,961	926,958	871,014
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	785,881	636,776	592,428
Reimbursable expenses	26,671	21,369	26,918
Selling, general and administrative expenses	209,381	178,084	170,536
Restructuring charges	9,909	12,401	20,525
Depreciation and amortization	27,359	25,489	29,643
Goodwill impairment charges	—	—	59,816
Total operating expenses	1,059,201	874,119	899,866
Operating income (loss)	99,760	52,839	(28,852)
Other income (expense), net:
Interest expense, net of interest income	(11,883)	(8,150)	(9,292)
Other income, net	20,700	35,347	4,271
Total other income (expense), net	8,817	27,197	(5,021)
Income (loss) from continuing operations before taxes	108,577	80,036	(33,873)
Income tax expense (benefit)	33,025	17,049	(10,155)
Net income (loss) from continuing operations	$75,552	$62,987	$(23,718)
Loss from discontinued operations, net of tax	—	—	(122)
Net income (loss)	$75,552	$62,987	$(23,840)
Earnings per share:
Net income (loss) per basic share:
Net income (loss) from continuing operations	$3.73	$2.94	$(1.08)
Loss from discontinued operations, net of tax	—	—	(0.01)
Net income (loss)	$3.73	$2.94	$(1.09)
Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$3.64	$2.89	$(1.08)
Loss from discontinued operations, net of tax	—	—	(0.01)
Net income (loss)	$3.64	$2.89	$(1.09)
Weighted average shares used in calculating earnings per share:
Basic	20,249	21,439	21,882
Diluted	20,746	21,809	21,882
Comprehensive income (loss):
Net income (loss)	$75,552	$62,987	$(23,840)
Foreign currency translation adjustments, net of tax	(1,890)	(925)	348
Unrealized gain (loss) on investment, net of tax	(6,146)	1,169	1,323
Unrealized gain (loss) on cash flow hedging instruments, net of tax	9,315	3,535	(3,546)
Other comprehensive income (loss)	1,279	3,779	(1,875)
Comprehensive income (loss)	$76,831	$66,766	$(25,715)
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	24,603,308	$247	(2,763,302)	$(128,348)	$460,781	$237,849	$14,936	$585,465
Comprehensive loss						(23,840)	(1,875)	(25,715)
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	342,311	3	87,155	6,365	(6,368)			—
Exercise of stock options	40,400	—			1,003			1,003
Share-based compensation					24,998			24,998
Shares redeemed for employee tax withholdings			(136,749)	(7,903)				(7,903)
Share repurchases	(425,164)	(4)			(25,902)			(25,906)
Balance at December 31, 2020	24,560,855	$246	(2,812,896)	$(129,886)	$454,512	$214,009	$13,061	$551,942
Comprehensive income						62,987	3,779	66,766
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	475,250	5	101,236	4,020	(4,025)			—
Exercise of stock options	23,403	—			804			804
Purchase of business	74,671	1			3,322			3,323
Share-based compensation					23,971			23,971
Shares redeemed for employee tax withholdings			(197,189)	(10,103)				(10,103)
Share repurchases	(1,265,261)	(13)			(64,790)			(64,803)
Balance at December 31, 2021	23,868,918	$239	(2,908,849)	$(135,969)	$413,794	$276,996	$16,840	$571,900
Comprehensive income						75,552	1,279	76,831
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	363,891	4	109,548	6,208	(6,212)			—
Exercise of stock options	36,536	—			1,421			1,421
Share-based compensation					30,991			30,991
Shares redeemed for employee tax withholdings			(153,846)	(7,795)				(7,795)
Share repurchases	(2,037,752)	(20)			(121,288)			(121,308)
Balance at December 31, 2022	22,231,593	$223	(2,953,147)	$(137,556)	$318,706	$352,548	$18,119	$552,040
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$75,552	$62,987	$(23,840)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,359	25,978	30,222
Non-cash lease expense	6,369	6,967	7,763
Lease-related impairment charges	211	—	13,217
Share-based compensation	30,971	25,857	24,081
Amortization of debt discount and issuance costs	1,169	794	793
Goodwill impairment charges	—	—	59,816
Allowances for doubtful accounts	141	13	1,050
Deferred income taxes	18,784	12,480	(9,859)
Gain on sale of property and equipment, excluding transaction costs	(1,111)	(343)	(25)
(Gain) loss on sales of businesses, excluding transaction costs	—	(32,824)	1,603
Change in fair value of contingent consideration liabilities	(359)	173	—
Change in fair value of preferred stock investment	(26,964)	—	(1,667)
Other, net	6	(78)	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in receivables from clients, net	(25,847)	(39,845)	33,051
(Increase) decrease in unbilled services, net	(51,359)	(38,820)	18,876
(Increase) decrease in current income tax receivable / payable, net	7,673	(2,723)	(3,662)
(Increase) decrease in other assets	2,532	(2,670)	(11,972)
Increase (decrease) in accounts payable and accrued liabilities	(13,466)	10,394	(7,786)
Increase (decrease) in accrued payroll and related benefits	32,770	(2,636)	(1,169)
Increase (decrease) in deferred revenues	969	(7,717)	6,246
Net cash provided by operating activities	85,400	17,987	136,738
Cash flows from investing activities:
Purchases of property and equipment	(12,547)	(10,871)	(8,125)
Investments in life insurance policies	(872)	(1,245)	(2,462)
Distributions from life insurance policies	3,377	—	—
Purchases of businesses, net of cash acquired	(3,448)	(44,819)	(8,701)
Purchases of investment securities	—	—	(13,000)
Capitalization of internally developed software costs	(11,752)	(4,889)	(8,272)
Proceeds from note receivable	154	—	—
Proceeds from sale of property and equipment	4,753	408	25
Divestitures of business	207	41,273	(1,499)
Net cash used in investing activities	(20,128)	(20,143)	(42,034)
Cash flows from financing activities:
Proceeds from exercises of stock options	1,421	804	1,003
Shares redeemed for employee tax withholdings	(7,795)	(10,103)	(7,903)
Share repurchases	(120,393)	(64,612)	(27,141)
Proceeds from bank borrowings	314,000	235,000	283,000
Repayments of bank borrowings	(256,780)	(205,499)	(288,574)
Payments for debt issuance costs	(2,686)	—	—
Deferred payments on business acquisitions	(1,875)	—	—
Net cash used in financing activities	(74,108)	(44,410)	(39,615)
Effect of exchange rate changes on cash	(111)	170	484
Net increase (decrease) in cash and cash equivalents	(8,947)	(46,396)	55,573
Cash and cash equivalents at beginning of the period	20,781	67,177	11,604
Cash and cash equivalents at end of the period	$11,834	$20,781	$67,177
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in accounts payable, accrued expenses and accrued payroll and related benefits	$3,784	$4,733	$1,178
Contingent consideration related to purchases of businesses	$1,185	$1,800	$1,770
Common stock issued related to purchase of business	$—	$3,323	$—
Share repurchases included in accounts payable	$1,107	$191	$—
Cash paid during the year for:
Interest	$12,246	$7,976	$8,309
Income taxes	$13,485	$8,449	$4,721
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

1. Description of Business

Huron is a global professional services firm that partners with clients to develop growth strategies, optimize operations and accelerate digital transformation using an enterprise portfolio of technology, data and analytics solutions to empower clients to own their future. By collaborating with clients, embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
Effective January 1, 2022, we modified our operating model to expand and more deeply integrate our industry expertise with our digital, strategic and financial advisory capabilities. The new operating model strengthens Huron’s go-to-market strategy, drives efficiencies that support margin expansion, and positions the company to accelerate growth.
To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we began reporting under the three industries, which are our reportable segments: Healthcare, Education and Commercial. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment includes all revenue and costs associated with engagements delivered in the respective segments' industries. The new Healthcare and Education segments include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment includes some revenue and costs historically reported in the Education segment.We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. These changes improve visibility into the core drivers of our business. While our consolidated results have not been impacted, our historical segment information has been recast for consistent presentation.
See Note 19 “Segment Information” for a discussion of our three segments.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements reflect the financial position at December 31, 2022 and 2021, and the results of operations and cash flows for the years ended December 31, 2022, 2021, and 2020.
The consolidated financial statements include the accounts of Huron Consulting Group Inc. and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.
In order to better align with industry standards, in the first quarter of 2022, we revised the presentation of our consolidated statement of operations and other comprehensive income (loss) to present depreciation and amortization expense in the aggregate with amortization of intangible assets and software development costs that were previously presented separately within total direct costs and reimbursable expenses. We also aggregated immaterial line items within selling, general and administrative expenses. The change in presentation has no effect on our consolidated results, and our historical consolidated statements of operations and other comprehensive income (loss) were revised for consistent presentation.
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
•Performance-based: In performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we earn a success fee when and if certain predefined outcomes occur. We recognize revenue under performance-based billing arrangements using the following steps: 1) estimate variable consideration using a probability-weighted assessment of the fees to be earned, 2) apply a constraint to the estimated variable consideration to limit the amount that could be reversed when the uncertainty is resolved (the “constraint”), and 3) recognize revenue of estimated variable consideration, net of the constraint, based on work completed to-date versus our estimates of the total services to be provided under the engagement.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Capitalized Sales Commissions
Sales commissions earned by our sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions with an expected amortization period greater than one year are deferred and amortized on a straight-line basis over the period of the associated contract. We elected to apply the practical expedient to expense sales commissions as incurred when the expected amortization period is one year or less. Amortization expense is recorded to direct costs. During the years ended December 31, 2022, 2021, and 2020, we amortized $0.3 million, $0.4 million, and $0.4 million, respectively, of capitalized sales commissions. Unamortized sales commissions were $0.4 million and $0.6 million as of December 31, 2022 and 2021, respectively.
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
We record the provision for doubtful accounts and unbilled services as a reduction in revenue. To the extent we write-off accounts receivable due to a client's inability to pay, the charge is recognized as a component of selling, general and administrative expenses.
Direct Costs
Direct costs primarily consist of payroll costs for our revenue-generating professionals which includes salaries, performance bonuses, share-based compensation, signing and retention bonuses, payroll taxes and benefits. Direct costs also include fees paid to independent contractors that we retain to supplement our revenue-generating professionals, typically on an as-needed basis for specific client engagements, as well as technology costs, product and event costs, and commissions. Direct costs exclude amortization of intangible assets and software development costs and reimbursable expenses, both of which are separately presented in our consolidated statements of operations. Direct costs are expensed in the period incurred.
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
We classified the convertible debt investment in Shorelight as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. The investment is carried at fair value with unrealized holding gains and losses reported in other comprehensive income. If the investment is in an unrealized loss position due to significant credit deterioration of the investee, we recognize an allowance to decrease the carrying value of the investment to the fair value, which may be reversed in the event that the credit of an issuer improves. In the event there are realized gains and losses or credit allowances recognized, we will record the amount in earnings. We have not recognized any credit allowance on our convertible debt investment or realized gains or losses as of December 31, 2022. See Note 13 “Fair Value of Financial Instruments” for additional information on our convertible debt investment.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
We classified the preferred stock investment in Medically Home as an equity security without a readily determinable value at the time of purchase and reevaluate such classification as of each balance sheet date. We elected to apply the measurement alternative at the time of purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in Medically Home. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. Following our purchase, we have not identified any impairment of our investment. See Note 13 “Fair Value of Financial Instruments” for additional information on our preferred stock investment and the unrealized gains recognized since our initial investment.
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
Leases
We determine if an arrangement contains a lease and the classification of such lease at inception. As of December 31, 2022 and 2021, all of our material leases are classified as operating leases; we have not entered into any material finance leases. For all operating leases with an initial term greater than 12 months, we recognize an operating lease right-of-use (“ROU”) asset and operating lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Operating lease expense is recognized on a straight-line basis over the lease term and recorded within selling, general and administrative expenses on our consolidated statement of operations. In accordance with our accounting policy for impairment of long-lived assets, operating lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. We evaluate the recoverability of the asset group based on forecasted undiscounted cash flows. See Note 5 “Leases” for additional information on our leases, including the lease impairment charges recorded in 2022 and 2020.
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
Development costs related to software products that will be sold, leased, or otherwise marketed are expensed until technological feasibility has been established. Thereafter, and until the software is available for general release to customers, these software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. These capitalized development costs are

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
amortized in proportion to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We did not capitalize any development costs for this type of software during 2022 or 2021.
We classify capitalized software development costs, which primarily relate to cloud computing applications and software for internal use, as other non-current assets on our consolidated balance sheet. As of December 31, 2022, gross capitalized software development costs and related accumulated amortization was $47.7 million and $21.5 million, respectively. As of December 31, 2021, gross capitalized software development costs and related accumulated amortization was $33.6 million and $15.6 million, respectively. During the years ended December 31, 2022, 2021, and 2020, we amortized $5.9 million, $5.2 million, and $4.7 million, respectively, of capitalized software development costs.
Implementation Costs Incurred in a Cloud Computing Arrangement
We incur costs to implement cloud computing arrangements that are service contracts. We capitalize certain costs associated with the implementation of the cloud computing arrangements, including employee payroll and related benefits and third party consulting costs, incurred during the application development stage of a project. These costs are amortized on a straight-line basis over the term of the hosting service contracts, including renewal periods we are reasonably certain to exercise, and recognized as a component of selling, general and administrative expenses on our consolidated statement of operations. As of December 31, 2022, gross capitalized implementation costs incurred in a cloud computing arrangement and related accumulated amortization was $6.5 million and $1.5 million, respectively. As of December 31, 2021, gross capitalized implementation costs incurred in a cloud computing arrangement and related accumulated amortization was $6.5 million and $0.9 million, respectively. During the years ended December 31, 2022 and 2021, we recognized amortization of our capitalized implementation costs of $1.2 million and $0.9 million, respectively. We did not recognize any amortization of capitalized implementation costs in 2020. Of the $1.2 million amortization for capitalized implementation costs in 2022, $0.3 million was recognized as a restructuring charge as it related to accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use. Our capitalized implementation costs primarily relate to the implementation of a new enterprise resource planning (“ERP”) system. In January 2021, we successfully went live with the new ERP system, and we continue to progress with additional functionality and integrations as scheduled. These capitalized costs are included as a component of prepaid expenses and other current assets and other non-current assets on our consolidated balance sheet.
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
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, right-of-use assets, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. We evaluate the recoverability of long-lived assets based on forecasted undiscounted cash flows. See Note 5 “Leases” and Note 11 “Restructuring Charges” for information on our operating lease right-of-use asset impairment charges recorded in 2022 and 2020 and fixed asset impairment charges recorded in 2020. No material impairment charges for other long-lived assets were recorded in 2022, 2021, or 2020.
Goodwill
For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. We are required to test goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. As of December 31, 2022, we have three reporting units: Healthcare, Education, and Commercial.
In 2022, we performed two goodwill impairment tests: an interim impairment test for each of our reporting units as of January 1, 2022 in connection with the operating model modification and the annual impairment test for each of our reporting units as of November 30. We did not identify any impairments during our interim or annual impairment tests performed during 2022. Further, we evaluated whether any events have occurred, or any circumstances have changed since November 30, 2022 that would indicate goodwill may have become impaired since

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
our annual impairment test. Based on our evaluation as of December 31, 2022, we determined that no indications of impairment have arisen since our annual goodwill impairment test.
In 2021, we performed the annual goodwill impairment test as of November 30, 2021, pursuant to our policy, and determined that no impairment of goodwill existed as of that date.
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
Business Combinations
We use the acquisition method of accounting for business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. In 2021, we adopted Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers retrospectively to all acquisitions in 2021. Under ASU 2021-08, contract assets and contract liabilities acquired are recorded at their carrying value under Topic 606: Revenue from Contracts with Customers. Prior to adoption of ASU 2021-08, contract assets and contract liabilities were recognized at their estimated fair values as of the acquisition date. All other tangible assets and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net value of tangible and intangible assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. Refer to Note 3 “Acquisitions and Divestitures” for additional information on our business acquisitions and refer to Note 13 “Fair Value of Financial Instruments” for additional information regarding our contingent acquisition liability balances.
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
Share-Based Compensation
Share-based compensation cost is measured based on the grant date fair value of the respective awards. We generally recognize share-based compensation ratably using the straight-line attribution method; however, for those awards with performance criteria and graded vesting features, we use the graded vesting attribution method. It is our policy to account for forfeitures as they occur. Refer to Note 16 "Equity Incentive Plan" for further information regarding share-based compensation.
Sponsorship and Advertising Costs
Sponsorship and advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2022, 2021, and 2020 totaled $6.3 million, $4.3 million, and $4.1 million, respectively, and are a component of selling, general and administrative expenses on our consolidated statement of operations.
Debt Issuance Costs
We amortize the costs we incur to obtain debt financing over the contractual life of the related debt using the straight-line method for our senior secured revolving credit facility. The amortization expense is included in interest expense, net of interest income in our statement of operations. Unamortized debt issuance costs attributable to our revolving credit facility are included as a component of other non-current assets.

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
Foreign currency transaction gains and losses are included in other income, net on the consolidated statement of operations. We recognized $0.7 million of foreign currency transaction gains in 2022, $0.4 million of foreign currency transaction losses in 2021, and less than $0.1 million of foreign currency transaction gains in 2020.
Segment Reporting
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. As of December 31, 2022, our chief operating decision maker manages the business under three operating segments, which are our reportable segments: Healthcare, Education, and Commercial.
New Accounting Pronouncements
Recently Adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, Reference Rate Reform (Topic 848): Scope. Together, these ASUs provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting under GAAP.
On November 15, 2022, we entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amends and restates, in its entirety, the Second Amended and Restated Credit Agreement, including amending the base interest rate from LIBOR to Term SOFR. Consequently, we updated the reference rate within our existing interest rate swap agreements from one month LIBOR to one month Term SOFR. As a result, in the fourth quarter of 2022, we adopted Accounting Standard Codification ("ASC") 848, Reference Rate Reform, which had no impact on our consolidated financial statements. Refer to Note 7 "Financing Arrangements" and Note 12 "Derivative Instruments and Hedging Activity" for further discussion of the Amended Credit Agreement and our interest rate swap agreements.
3. Acquisitions and Divestitures
Acquisitions
2022
AIMDATA, LLC
On January 18, 2022, we completed the acquisition of AIMDATA, LLC ("AIMDATA"), an advisory and implementation consulting services firm focused on strategy, technology and business transformation. The results of operations of AIMDATA are included within our consolidated financial statements as of the acquisition date and allocated among our three operating industries, which are our reportable segments, based on the engagements delivered by the business.
Customer Evolution, LLC
Effective December 31, 2022, we completed the acquisition of Customer Evolution, LLC ("Customer Evolution"), a healthcare advisory and technology implementation consulting services firm. The results of operations of Customer Evolution will be included in our consolidated financial statements and results of operations of our Healthcare segment beginning January 1, 2023.
The acquisitions of AIMDATA and Customer Evolution are not significant to our consolidated financial statements individually or in the aggregate as of and for the year ended December 31, 2022.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
2021
Unico Solution, Inc.
On February 1, 2021, we completed the acquisition of Unico Solution, Inc. (“Unico Solutions”), a data strategy and technology consulting firm focused on helping clients enhance the use of their data to speed business transformation and accelerate cloud adoption. The acquisition expands our cloud-based technology offerings within our Digital capability. The results of operations of Unico Solutions are included in our consolidated financial statements from the date of acquisition. The results of operations were initially recognized within our legacy Business Advisory segment and subsequently allocated among our three operating industries, which are our reportable segments, based on the engagements delivered by the business.
Bad Rabbit, Inc.
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
Perception Health, Inc.
On December 31, 2021, we completed the acquisition of Perception Health, Inc. (“Perception Health”), a healthcare predictive analytics company focused on bringing data sources together for improved clinical and business decision-making. The results of operations of Perception Health are included in our consolidated financial statements and results of operations of our Healthcare segment beginning January, 1, 2022.
The acquisitions of Unico Solutions, Bad Rabbit, Whiteboard and Perception Health are not significant to our consolidated financial statements individually or in the aggregate as of and for the year ended December 31, 2021. The finalized measurement of assets acquired and liabilities assumed in the Whiteboard and Perception Health acquisitions were completed in the first quarter of 2022.
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
ForceIQ, Inc.
On November 1, 2020, we completed the acquisition of ForceIQ, Inc. (“ForceIQ”), a Salesforce Industries partner focused on helping clients drive digital transformation and innovation at scale powered by the cloud. The acquisition expands our cloud-based technology offerings within our Digital capability. The results of operations of ForceIQ are included in our consolidated financial statements from the date of acquisition. The results of operations were initially recognized within our legacy Business Advisory segment and subsequently allocated among our three operating industries, which are our reportable segments, based on the engagements delivered by the business.
The acquisitions of B3i Analytics and ForceIQ are not significant to our consolidated financial statements individually or in the aggregate as of and for the year ended December 31, 2020.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Divestitures
2021
Life Sciences
On November 1, 2021, we completed the divestiture of our Life Sciences business, a reporting unit within our legacy Business Advisory segment to a third-party. In connection with the sale, we recorded a $31.5 million pre-tax gain which is included in other income, net on our consolidated statement of operations. The Life Sciences business was not significant to our consolidated financial statements and did not qualify as a discontinued operation for reporting under GAAP. For the ten months ended October 31, 2021, this business generated $16.7 million of revenues.
2020
U.K. Life Sciences Drug Safety Practice
On December 30, 2020, we sold our U.K. life sciences drug safety business that was part of the legacy Life Sciences reporting unit to former employees. In connection with the sale, we recorded a $1.5 million loss which is included in other income, net on our consolidated statement of operations. The U.K. life sciences drug safety practice was not significant to our consolidated financial statements and did not meet the criteria for reporting separately as discontinued operations. In 2020, this business generated $2.3 million of revenues.
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2022 and 2021.

	Healthcare	Education	Commercial(1)	Total
Balance as of December 31, 2020:
Goodwill	$636,810	$104,384	$308,935	$1,050,129
Accumulated impairment losses	(208,081)	—	(247,811)	(455,892)
Goodwill, net as of December 31, 2020	$428,729	$104,384	$61,124	$594,237
Goodwill recorded in connection with a business combination (2)	6,141	17,186	3,315	26,642
Balance as of December 31, 2021:
Goodwill	642,951	121,570	312,250	1,076,771
Accumulated impairment losses	(208,081)	—	(247,811)	(455,892)
Goodwill, net as of December 31, 2021	$434,870	$121,570	$64,439	$620,879
Goodwill reallocation, net(1)	18,057	(1,417)	(16,640)	—
Goodwill recorded in connection with business combinations (2)	1,287	2,082	718	4,087
Balance as of December 31, 2022:
Goodwill	644,238	123,652	312,968	1,080,858
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2022:	$454,214	$122,235	$48,517	$624,966
(1)    The balances shown prior to January 1, 2022 within the Commercial segment related to our Business Advisory segment prior to the modification of our operating model. Effective January 1, 2022, we reallocated a portion of the goodwill, net of accumulated impairment losses within our Business Advisory segment to our Healthcare and Education segments. The remaining goodwill, net of accumulated impairment losses was allocated to our new Commercial segment.
(2) See Note 3 “Acquisitions and Divestitures” for additional information on business combinations completed in 2022, 2021 and 2020.
First Quarter 2022 Goodwill Reallocation and Goodwill Impairment Test
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
2022 Annual Goodwill Impairment Test
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2022 for our three reporting units: Healthcare, Education, and Commercial. We performed a qualitative assessment over all reporting units to determine if it was more likely than not the respective fair values of these reporting units were less than their carrying amounts, including goodwill.
For our qualitative assessment, we considered the most recent quantitative analysis performed for each reporting unit, which was as of January 1, 2022, including the key assumptions used within that analysis, the indicated fair values, and the amount by which those fair values exceeded their carrying amounts. One of the key assumptions used within the prior quantitative analysis was our internal financial projections; therefore, we considered the actual performance of each reporting unit during 2022 compared to the internal financial projections used, as well as specific outlooks for each reporting unit based on our most recent internal financial projections. We also reviewed the current carrying value of each reporting unit in comparison to the carrying values as of the prior quantitative analysis. In addition, we considered various factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events, that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our assessments, we determined that it was more likely than not that the fair values for each of our reporting units exceeded their respective carrying amounts. As such, the goodwill for our reporting units was not considered impaired as of November 30, 2022, and a quantitative goodwill impairment analysis was not necessary.
Further, we evaluated whether any events have occurred or any circumstances have changed since November 30, 2022 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2022, we determined that no indications of impairment have arisen since our annual goodwill impairment test.
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
First Quarter 2020 Goodwill Impairment Charges
The worldwide spread of the COVID-19 pandemic in the first quarter of 2020 created significant volatility, uncertainty and disruption to the global economy. From the onset of the COVID-19 pandemic, we closely monitored the impact it could have on all aspects of our business, including how we expect it to negatively impact our clients, employees and business partners. While the COVID-19 pandemic did not have a significant impact on our consolidated revenues in the first quarter of 2020, we expected it to have an unfavorable impact on sales, increase uncertainty in the backlog and negatively impact full year 2020 results. The services provided by our Strategy and Innovation and Life Sciences reporting units within our legacy Business Advisory segment focus on strategic solutions for healthy, well-capitalized companies to identify new growth opportunities, which may be considered by our clients to be more discretionary in nature, and the duration of the projects within these practices are typically short-term. Therefore, at the onset of the COVID-19 pandemic in the U.S. and due to the uncertainty

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
caused by the pandemic, we were cautious about near-term results for these two reporting units. Based on our internal projections and the preparation of our financial statements for the quarter ended March 31, 2020, and considering the expected decrease in demand due to the COVID-19 pandemic, during the first quarter of 2020 we believed it was more likely than not that the fair value of these two reporting units no longer exceeded their carrying values and performed an interim impairment test on both reporting units as of March 31, 2020.
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
Intangible Assets
Intangible assets as of December 31, 2022 and 2021 consisted of the following:

		As of December 31,
		2022		2021
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	5 to 13	$74,583	$57,219	$75,908	$53,421
Technology and software	2 to 5	13,330	7,975	13,330	5,607
Trade names	6	6,000	5,907	6,000	5,148
Non-competition agreements	2 to 5	920	340	2,020	1,347
Customer contracts	1	—	—	260	101
Total		$94,833	$71,441	$97,518	$65,624
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
Intangible assets amortization expense was $11.2 million, $9.3 million, and $12.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. The table below sets forth the estimated annual amortization expense for each of the five succeeding years for the intangible assets recorded as of December 31, 2022.

Year Ending December 31,	Estimated Amortization Expense
2023	$8,122
2024	$4,674
2025	$3,503
2026	$2,519
2027	$1,773
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Leases
We lease office space, data centers and certain equipment under operating leases expiring on various dates through 2029, with various renewal options that can extend the lease terms by one to ten years. Our operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and operating expenses. We exclude these variable payments from the measurements of our lease liabilities and expense them as incurred. We elected the practical expedient to combine lease and nonlease components. No lease agreements contain any residual value guarantees or

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
material restrictive covenants. As of December 31, 2022, we have not entered into any material finance leases. We sublease certain office spaces to third parties resulting from restructuring activities in certain locations.
Lease Impairment Charges
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
During the years ended December 31, 2022 and 2020, we recognized non-cash lease-related impairment charges of $0.2 million and $9.1 million, respectively. No lease-related impairment charges were recognized during 2021. The $0.2 million lease-related impairment charge recognized in 2022 resulted from updated sublease assumptions for our previously vacated office space in New York City, New York and was allocated to the operating lease ROU asset. See below for additional information on our 2020 lease impairment charges.
Fourth Quarter 2020 Lease Impairment Charges
In the fourth quarter of 2020, we announced a restructuring plan to reduce operating costs to address the impact of the COVID-19 pandemic on our business. The restructuring plan provided for a reduction in certain leased office spaces which included a portion of our principal executive office in Chicago, Illinois; the remaining portion of our Lake Oswego, Oregon office; our Boston, Massachusetts and Detroit, Michigan offices; and portions of our Denver, Colorado, New York City, New York, and Pensacola, Florida offices. As a result, we recognized $13.2 million of non-cash lease-related impairment charges, of which $9.1 million was allocated to the operating lease ROU assets and $4.1 million was allocated to the related fixed assets based on their relative carrying amounts. The $13.2 million of non-cash lease-related impairment charges was recognized in restructuring charges on our consolidated statement of operations.
See Note 11 “Restructuring Charges” for additional information on our restructuring activities.
Additional information on our operating leases as of December 31, 2022 and 2021 follows.

	As of December 31,
Balance Sheet	2022	2021
Operating lease right-of-use assets	$30,304	$35,311

Current maturities of operating lease liabilities	$10,530	$10,142
Operating lease liabilities, net of current portion	45,556	54,313
Total lease liabilities	$56,086	$64,455

	Year Ended December 31,
Lease Cost	2022	2021	2020
Operating lease cost	$8,877	$9,755	$11,045
Short-term leases (1)	263	225	229
Variable lease costs	4,587	3,765	1,693
Sublease income	(1,921)	(1,660)	(1,973)
Net lease cost (2)(3)	$11,806	$12,085	$10,994
(1)Includes variable lease costs related to short-term leases.
(2)Net lease cost includes $2.0 million, $2.6 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, recorded as restructuring charges as they relate to vacated office spaces. See Note 11 “Restructuring Charges” for additional information on our vacated office spaces.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(3)Net lease cost includes $0.2 million for the year ended December 31, 2020 related to vacated office spaces directly related to discontinued operations.
The table below summarizes the remaining expected lease payments under our operating leases as of December 31, 2022.

Future Lease Payments	December 31, 2022
2023	$12,618
2024	12,039
2025	11,728
2026	10,941
2027	7,825
Thereafter	7,211
Total operating lease payments	$62,362
Less: imputed interest	(6,276)
Present value of operating lease liabilities	$56,086

	Year Ended December 31,
Other Information	2022	2021	2020
Cash paid for operating lease liabilities	$12,634	$12,573	$11,307
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,908	$2,960	$1,456

Weighted average remaining lease term - operating leases	5.3 years	6.1 years	7.0 years
Weighted average discount rate - operating leases	4.2%	4.1%	4.3%
6. Property and Equipment, Net
Depreciation expense for property and equipment was $10.3 million, $11.0 million, and $12.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the years ended December 2021 and 2020, we recognized an additional $0.4 million and $0.6 million, respectively, of accelerated depreciation expense for fixed assets related to vacated office spaces. There was no accelerated depreciation expense for fixed assets related to vacated office spaces during 2022. This accelerated depreciation expense is included as a component of restructuring charges. See Note 11 “Restructuring Charges” for additional information on our restructuring charges incurred in 2022, 2021 and 2020. Property and equipment, net at December 31, 2022 and 2021 consisted of the following:

	As of December 31,
	2022	2021
Computers, related equipment, and software	$35,296	$33,682
Leasehold improvements	37,202	40,336
Furniture and fixtures	11,386	12,023
Aircraft	—	6,800
Assets under construction	289	1,113
Property and equipment	84,173	93,954
Accumulated depreciation and amortization	(58,066)	(62,950)
Property and equipment, net	$26,107	$31,004
In the first quarter of 2022, we completed the sale of the aircraft to a third-party. As a result of the sale, we no longer own any aircraft.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
7. Financing Arrangements
A summary of the carrying amounts of our debt follows:

	As of December 31,
	2022	2021
Senior secured credit facility	$290,000	$230,000
Promissory note due 2024	—	2,780
Total long-term debt	$290,000	$232,780
Current maturities of long-term debt	—	(559)
Long-term debt, net of current portion	$290,000	$232,221
Senior Secured Credit Facility
On November 15, 2022, the Company and certain of the Company's subsidiaries entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated, in its entirety, the Second Amended and Restated Credit Agreement entered into as of March 31, 2015 (as amended and modified, the "Existing Credit Agreement"). The Amended Credit Agreement consists of a $600 million five-year senior secured revolving credit facility that becomes due and payable in full upon maturity on November 15, 2027. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount up to $250 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $850 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under the Existing Credit Agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, permitted acquisitions, and other general corporate purposes.
Fees and interest on borrowings vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, borrowings under the Amended Credit Agreement will bear interest at one, three or six month Term SOFR or an alternate base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.125% per annum and 1.875% per annum, in the case of Term SOFR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time.
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
The loans and obligations under the Amended Credit Agreement are secured pursuant to a Third Amended and Restated Security Agreement and a Third Amended and Restated Pledge Agreement (the “Pledge Agreement”) with Bank of America, N.A. as collateral agent, pursuant to which the Company and the subsidiary guarantors grant Bank of America, N.A., for the ratable benefit of the lenders under the Amended Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors, and a pledge of 100% of the stock or other equity interests in all domestic subsidiaries and 65% of the stock or other equity interests in each “material first-tier foreign subsidiary” (as defined in the Pledge Agreement) entitled to vote and 100% of the stock or other equity interests in each material first-tier foreign subsidiary not entitled to vote.
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio total debt is on a gross basis and is not netted against our cash balances. At December 31, 2022, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 1.92 to 1.00 and a Consolidated Interest Coverage Ratio of 14.04 to 1.00.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Borrowings outstanding under the Amended Credit Agreement at December 31, 2022 totaled $290.0 million and carried a weighted average interest rate of 3.8%, including the effect of the interest rate swaps described in Note 12 “Derivative Instruments and Hedging Activity.” Borrowings outstanding under the Existing Credit Agreement at December 31, 2021 were $230.0 million and carried a weighted average interest rate of 2.7%, including the effect of the interest rate swaps in effect at that time. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At December 31, 2022, we had outstanding letters of credit totaling $0.7 million, which are used as security deposits for our office facilities. As of December 31, 2022, the unused borrowing capacity under the revolving credit facility was $309.3 million.
Promissory Note due 2024
On June 30, 2017, in conjunction with our purchase of an aircraft related to the acquisition of Innosight, we assumed from the sellers of the aircraft, a promissory note with an outstanding principal balance of $5.1 million. In the first quarter of 2022, we completed the sale of the aircraft to a third-party and used a portion of the sale proceeds to pay the remaining principal and unpaid interest on the promissory note. Prior to the repayment of the promissory note, the principal balance of the promissory note was subject to scheduled monthly principal payments until the maturity date of March 1, 2024. Under the terms of the promissory note, we paid interest on the outstanding principal amount at a rate of one month LIBOR plus 1.97% per annum. At December 31, 2021, the outstanding principal amount of the promissory note was $2.8 million, and the aircraft had a carrying amount of $3.7 million. As a result of the sale, we recognized a gain of $1.0 million in the first quarter of 2022 and we no longer own any aircraft.
8. Capital Structure
Preferred Stock
We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2022 and 2021, no such preferred stock has been approved or issued.
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
9. Revenues
For the years ended December 31, 2022, 2021 and 2020 we recognized revenues of $1.13 billion, $905.6 million, and $844.1 million, respectively. Of the $1.13 billion recognized in 2022, we recognized revenues of $7.6 million from obligations satisfied, or partially satisfied, in prior periods, of which $5.3 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $2.3 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $905.6 million recognized in 2021, we recognized revenues of $22.9 million from obligations satisfied, or partially satisfied, in prior periods, of which $14.6 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $8.3 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $844.1 million recognized in 2020, we recognized revenues of $12.2 million from obligations satisfied, or partially satisfied, in prior periods, of which $7.5 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $4.7 million was primarily due to the release of allowances on receivables from clients and unbilled services.
As of December 31, 2022, we had $151.2 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $151.2 million of performance obligations, we expect to recognize approximately $78.7 million as revenue in 2023, $30.1 million in 2024, and the remaining $42.4 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of December 31, 2022 and 2021 was $50.2 million and $23.7 million, respectively. The $26.5 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of December 31, 2022 and December 31, 2021 was $21.9 million and $19.2 million respectively. The $2.7 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the year ended December 31, 2022, $18.5 million of revenues recognized were included in the deferred revenue balance as of December 31, 2021. For the year ended December 31, 2021, $27.6 million of revenues recognized were included in the deferred revenue balance as of December 31, 2020.
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
Earnings (loss) per share under the basic and diluted computations are as follows:

	Year Ended December 31,
	2022	2021	2020
Net income (loss) from continuing operations	$75,552	$62,987	$(23,718)
Loss from discontinued operations, net of tax	—	—	(122)
Net income (loss)	$75,552	$62,987	$(23,840)

Weighted average common shares outstanding—basic	20,249	21,439	21,882
Weighted average common stock equivalents	497	370	—
Weighted average common shares outstanding—diluted	20,746	21,809	21,882

Net earnings (loss) per basic share:
Net income (loss) from continuing operations	$3.73	$2.94	$(1.08)
Loss from discontinued operations, net of tax	—	—	(0.01)
Net income (loss)	$3.73	$2.94	$(1.09)

Net earnings (loss) per diluted share:
Net income (loss) from continuing operations	$3.64	$2.89	$(1.08)
Loss from discontinued operations, net of tax	—	—	(0.01)
Net income (loss)	$3.64	$2.89	$(1.09)

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above at December 31, 2022, 2021 and 2020 was 0.2 million, 0.1 million and 1.1 million, respectively, and related to unvested restricted stock and outstanding common stock options.
Share Repurchase Programs
In November 2020, our board of directors authorized a share repurchase program (the "2020 Share Repurchase Program") permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The 2020 Share Repurchase Program was authorized subsequent to the expiration of our prior share repurchase program (the “2015 Share Repurchase Program”) on October 31, 2020. The 2015 Share Repurchase Program permitted us to repurchase up to $125 million of our common stock through October 31, 2020. The 2020 Share Repurchase Program has been subsequently extended and increased, most recently in the fourth quarter of 2022. The current authorization extends the share repurchase program through December 31, 2023 with a repurchase amount of $300 million. The amount and timing of repurchases under the share repurchase programs were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
During 2022, we repurchased and retired 2,037,752 shares for $121.3 million under the 2020 Share Repurchase Program, including 15,200 shares for $1.1 million which settled in the first quarter of 2023. Additionally, during the first quarter of 2022, we settled the repurchase of 3,820 shares for $0.2 million that were accrued as of December 31, 2021. During 2021, we repurchased and retired 1,265,261 shares for $64.8 million under the 2020 Share Repurchase Program, including the 3,820 shares for $0.2 million which settled in the first quarter of 2022. During 2020, we repurchased and retired 313,998 shares for $20.9 million under the 2015 Share Repurchase Program and 111,166 shares for $5.0 million under the 2020 Share Repurchase Program. Additionally, during the first quarter of 2020, we settled the repurchase of 18,000 shares for $1.2 million that were accrued as of December 31, 2019. As of December 31, 2022, $108.9 million remained available for share repurchases under our share repurchase program.
11. Restructuring Charges
2022
In 2022, we incurred $9.9 million of total pretax restructuring expense, which consisted of the following charges:
Employee Costs - We incurred $5.7 million of severance-related restructuring expense as a result of workforce reductions to better align resources with market demand.
Office space reductions - We incurred $2.5 million of restructuring expense related to office space reductions, of which $2.3 million related to rent and related expenses, net of sublease income, for previously vacated office spaces and $0.2 million related to a non-cash lease impairment charge driven by updated sublease assumptions for a previously vacated office space.
Other - We incurred $1.7 million of other restructuring charges, of which $0.7 million related to third-party professional advisory fees related to the modification of our operating model, $0.6 million related to the early termination of a contract, $0.3 million related to the accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use, and $0.1 million related to the divestiture of our Life Sciences business in the fourth quarter of 2021.
Of the total $9.9 million pretax restructuring charge, $3.9 million was recognized in our Education segment, $3.7 million was recognized in our corporate operations, $1.6 million was recognized in our Commercial segment, and $0.7 million was recognized in our Healthcare segment.
2021
In 2021, we incurred $12.4 million of total pretax restructuring expense. Of the $12.4 million pretax restructuring expense, $8.5 million related to the divestiture of our Life Sciences business. On November 1, 2021, we completed the sale of the Life Sciences business to a third-party, and recognized a $31.5 million pre-tax gain which is included within other income (expense), net on our consolidated statement of operations.
The total pretax restructuring expense of $12.4 million recognized in 2021 consisted of the following charges:
Employee Costs - We incurred $8.1 million of employee-related restructuring expense, of which $6.8 million related to transaction-related employee payments made in connection with the divestiture of our Life Sciences businesses and $1.3 million related to other employee-related expenses.
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
Other - We incurred $1.2 million of other restructuring charges, of which $0.9 million related to third-party legal and professional advisory fees incurred in connection with the divestiture of our Life Sciences business and $0.2 million related to third-party professional advisory fees related to the modification of our operating model.
Of the total $12.4 million pretax restructuring charge, $7.7 million was recognized in the Commercial segment, $4.5 million was recognized in our corporate operations, $0.1 million was recognized in our Healthcare segment, and $0.1 million was recognized in our Education segment.
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
Other - We incurred $1.2 million of other restructuring charges primarily related to an accrual for the termination of a third-party advisor agreement.
Of the total $20.5 million pretax restructuring charge, $14.8 million related to our corporate operations, $2.1 million was recognized in our Commercial segment, $1.8 million was recognized in our Education segment, and $1.8 million was recognized in our Healthcare segment.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the years ended December 31, 2022 and 2021.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2020	$2,447	$84	$893	$3,424
Additions (1)	8,132	—	1,156	9,288
Payments	(9,993)	(84)	(1,482)	(11,559)
Adjustments (1)	(13)	—	—	(13)
Balance as of December 31, 2021	573	—	567	1,140
Additions (1)	5,705	—	1,279	6,984
Payments	(2,538)	(201)	(1,318)	(4,057)
Adjustments (1)	11	201	40	252
Balance as of December 31, 2022	$3,751	$—	$568	$4,319
(1)Additions and adjustments exclude non-cash items related to vacated office spaces, such as lease impairment charges and accelerated depreciation on abandoned operating lease ROU assets and fixed assets, which are recorded as restructuring charges on our consolidated statements of operations.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
All of the $3.8 million restructuring charge liability related to employee costs at December 31, 2022 is expected to be paid in the next 15 months and is included as a component of accrued payroll and related benefits and deferred compensation and other liabilities. All of the $0.6 million other restructuring charge liability at December 31, 2022 is expected to be paid in the next 12 months and is included as a component of accrued expenses and other current liabilities.
12. Derivative Instruments and Hedging Activity
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
Interest Rate Swaps
As of December 31, 2022 and 2021, we were party to forward interest rate swap agreements with an aggregate notional amount of $200.0 million. In the fourth quarter of 2022, in conjunction with the amendment to our senior secured credit facility which, among other items, amended the base rate of our variable-rate borrowings from LIBOR to Term SOFR, we updated the reference rate within our interest rate swap agreements from LIBOR to Term SOFR. Under the terms of the updated interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. Prior to updating our interest rate swap agreements, we received from the counterparty interest on the notional amount based on one month LIBOR and we paid to the counterparty a stated, fixed rate. The forward interest rate swap agreements in effect as of December 31, 2022 have staggered maturities through August 31, 2027.
As of December 31, 2022, it was anticipated that $4.8 million of the gains, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.
Foreign Exchange Forward Contracts
As of December 31, 2022, we were party to non-deliverable foreign exchange forward contracts with an aggregate notional amount of INR 657.9 million, or $8.0 million based on the exchange rate in effect as of December 31, 2022. These foreign exchange forward contracts will mature monthly through September 2023 to hedge a portion of our forecasted monthly Indian Rupee-denominated expenses against foreign currency fluctuation with the United States dollar.
As of December 31, 2022, it was anticipated that $0.1 million of the losses, net of tax, related to foreign exchange forward contracts currently recorded in accumulated other comprehensive income will be reclassified into direct costs in our consolidated statement of operations within the next 12 months.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below sets forth additional information relating to our derivative instruments as of December 31, 2022 and 2021.

		Fair Value
Derivative Instrument	Balance Sheet Location	December 31, 2022	December 31, 2021
Interest rate swaps	Prepaid expenses and other current assets	$7,108	$—
Interest rate swaps	Other non-current assets	5,131	1,210
Total Assets		$12,239	$1,210

Interest rate swaps	Accrued expenses and other current liabilities	$—	$1,604
Interest rate swaps	Deferred compensation and other liabilities	—	149
Foreign exchange forward contracts	Accrued expenses and other current liabilities	120	—
Total Liabilities		$120	$1,753
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

The tables below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021.

	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets:
Interest rate swap	$—	$12,239	$—	$12,239
Convertible debt investment	—	—	57,563	57,563
Deferred compensation assets	—	29,875	—	29,875
Total assets	$—	$42,114	$57,563	$99,677
Liabilities:
Foreign exchange forward contracts	$—	$120	$—	$120
Contingent consideration for business acquisition	—	—	3,190	3,190
Total liabilities	$—	$120	$3,190	$3,310
December 31, 2021
Assets:
Interest rate swap	$—	$627	$—	$627
Convertible debt investment	—	—	65,918	65,918
Deferred compensation assets	—	39,430	—	39,430
Total assets	$—	$40,057	$65,918	$105,975
Liabilities:
Interest rate swaps	$—	$1,170	$—	$1,170
Contingent consideration for business acquisition	—	—	3,743	3,743
Total liabilities	$—	$1,170	$3,743	$4,913
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
Foreign exchange forward contracts: The fair values of our foreign exchange forward contracts were derived using estimates to settle the foreign exchange forward contracts agreements, which are based on the net present value of expected future cash flows on each contract utilizing market-based inputs, including both forward and spot prices, and a discount rate reflecting the risks involved. Refer to Note 12 “Derivative Instruments and Hedging Activity” for additional information on our foreign exchange forward contracts.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Convertible debt investment: Since 2014, we have invested $40.9 million, in the form of 1.69% convertible debt in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight, a U.S.-based company that partners with leading nonprofit universities to increase access to and retention of international students, boost institutional growth, and enhance an institution’s global footprint. Effective December 31, 2022, we amended the investment to, among other items, extend the maturity date from January 17, 2024 to January 17, 2027, unless converted earlier.
To determine the appropriate accounting treatment for our initial investment, we performed a variable interest entity (“VIE”) analysis and concluded that Shorelight does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the convertible notes are not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment to be that of an available-for-sale debt security. We continue to monitor the key factors of our VIE analysis and the terms of the convertible notes to ensure our accounting treatment is appropriate. We have not identified any changes to Shorelight or our investment, including the amendment effective in the fourth quarter of 2022, that would change our classification of the investment as an available-for-sale debt security.
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date, which was January 17, 2027 and January 17, 2024 for the valuations performed as of December 31, 2022 and 2021, respectively; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 24.0% and 22.5% as of December 31, 2022 and 2021, respectively; and the concluded equity volatility of 40.0% and 45.0% as of December 31, 2022 and 2021, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investments on our consolidated balance sheets.
The table below sets forth the changes in the balance of the convertible debt investment for the years ended December 31, 2022 and 2021.

Convertible Debt Investment
Balance as of December 31, 2020	$64,364
Change in fair value of convertible debt investment	1,554
Balance as of December 31, 2021	65,918
Change in fair value of convertible debt investment	(8,355)
Balance as of December 31, 2022	$57,563
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
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was 5.5% as of December 31, 2022. As of December 31, 2021, the discount rate used in the fair value measurements of our contingent consideration was in a range of 2.4% to 5.1% with a weighted average of 3.7%. The weighted average discount rate was calculated using the relative fair values of the contingent consideration as of December 31, 2021. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the years ended December 31, 2022 and 2021.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2020	$1,770
Acquisition	1,800
Change in fair value	173
Balance as of December 31, 2021	3,743
Acquisition	1,185
Payment	(1,379)
Change in fair value	(359)
Balance as of December 31, 2022	$3,190
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
During the years ended December 31, 2022 and 2020, we recognized unrealized gains of $27.0 million and $1.7 million, for cumulative unrealized gains of $28.6 million, based on observable price changes of preferred stock issued by Medically Home with similar rights and preferences to our preferred stock investment, a Level 2 input. These unrealized gains were recorded to other income (expense), net in our consolidated statement of operations. There were no observable price changes in 2021, nor have we identified any impairments of our investment since inception. As of December 31, 2022 and 2021, the carrying of our preferred stock investment was $33.6 million and $6.7 million, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
14. Other Comprehensive Income (Loss)
The table below sets forth the components of accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2022, 2021, and 2020.

			Cash Flow Hedges(1)
	Foreign Currency Translation	Available-for- Sale Investments	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2019	$(566)	$15,882	$(380)	$—	$14,936
Foreign currency translation adjustment, net of tax of $0	348	—	—	—	348
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $(499)	—	1,323	—	—	1,323
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value, net of tax of $1,693	—	—	(4,652)	—	(4,652)
Reclassification adjustment into earnings, net of tax of $(388)	—	—	1,106	—	1,106
Balance as of December 31, 2020	(218)	17,205	(3,926)	—	13,061
Foreign currency translation adjustment, net of tax of $0	157	—	—	—	157
Reclassification adjustments into earnings, net of tax of $0(2)	(1,082)				(1,082)
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $(385)	—	1,169	—	—	1,169
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value, net of tax of $(641)	—	—	1,606	—	1,606
Reclassification adjustment into earnings, net of tax of $(678)	—	—	1,929	—	1,929
Balance as of December 31, 2021	(1,143)	18,374	(391)	—	16,840
Foreign currency translation adjustment, net of tax of $0	(1,890)	—	—	—	(1,890)
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $2,209	—	(6,146)	—	—	(6,146)
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value, net of tax of $(3,555)	—	—	9,892	—	9,892
Reclassification adjustment into earnings, net of tax of $176	—	—	(489)	—	(489)
Foreign exchange forward contracts:
Change in fair value, net of tax of $43	—	—		(120)	(120)
Reclassification adjustment into earnings, net of tax of $(11)	—	—		32	32
Balance as of December 31, 2022	$(3,033)	$12,228	$9,012	$(88)	$18,119
(1)    The before tax amounts reclassified from accumulated other comprehensive income related to our interest rate swaps and foreign exchange forward contracts are recorded to interest expense, net of interest income and direct costs, respectively. Refer to Note 12 "Derivative Instruments and Hedging Activity" for additional information on our derivative instruments.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
15. Employee Benefit and Deferred Compensation Plans
We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pretax, post-tax, and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match an amount equal to the employees’ contributions up to 6% of the employees’ eligible earnings. Our matching contributions for the years ended December 31, 2022, 2021, and 2020 were $31.2 million, $29.9 million, and $25.1 million, respectively.
We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement, or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2022 and 2021 was $29.9 million and $39.1 million, respectively. This deferred compensation liability is fully funded by the Plan assets.
16. Equity Incentive Plans
In 2012, Huron adopted the 2012 Omnibus Incentive Plan (the “2012 Plan”) which replaced, on a prospective basis, our 2004 Omnibus Stock Plan (the "2004 Plan") such that future grants will be granted under the 2012 Plan and any outstanding awards granted under the 2004 Plan that are cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant will not become available for grant under the 2012 Plan. The 2012 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other share-based or cash-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. Subsequent to the initial approval of the 2012 Plan and through December 31, 2022, our shareholders approved amendments to the 2012 Plan to increase the number of shares authorized for issuance to 4.6 million, in the aggregate. As of December 31, 2022, 0.6 million shares remain available for issuance under the 2012 Plan.
On May 1, 2015, we adopted the Stock Ownership Participation Program (the “SOPP”), which is available to Huron employees below the managing director level who do not receive equity-based awards as part of their normal compensation plan. Under the SOPP, eligible employees may elect to use after-tax payroll deductions to purchase shares of the Company’s common stock on certain designated purchase dates. Employees who purchase stock under the SOPP are granted restricted stock equal to 25% of their purchased shares. Vesting of the restricted stock is subject to both a time-based vesting schedule and a requirement that the purchased shares be held for a specified period. Subsequent to the initial approval of the SOPP and through December 31, 2022, our shareholders approved amendments to the SOPP to increase the total number of shares authorized for issuance to 0.7 million, in the aggregate. Prior to the adoption of the SOPP, the matching share grants and the employee purchased shares under the stock ownership participation program were governed by the 2012 Plan. As of December 31, 2022, 0.2 million shares remain available for issuance under the SOPP.
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
Total share-based compensation cost recognized for the years ended December 31, 2022, 2021, and 2020 was $31.0 million, $25.9 million, and $23.9 million, respectively, with related income tax benefits of $6.8 million, $6.3 million, and $5.4 million, respectively. As of December 31, 2022, there was $37.0 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.3 years.
Restricted Stock
The grant date fair values of our restricted stock are measured based on the fair value of our common stock at grant date and amortized into expense over the service period. Subject to acceleration under certain conditions, the majority of our restricted stock vests annually over four years.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below summarizes the restricted stock activity for the year ended December 31, 2022.

	Number of Shares			Weighted Average Grant Date Fair Value (in dollars)
	2012 Omnibus Incentive Plan	Stock Ownership Participation Program	Total
Nonvested restricted stock at December 31, 2021	868	14	882	$53.51
Granted	565	19	584	$49.69
Vested	(343)	(12)	(355)	$50.96
Forfeited	(119)	(3)	(122)	$50.97
Nonvested restricted stock at December 31, 2022	971	18	989	$52.40
The aggregate fair value of restricted stock that vested during the years ended December 31, 2022, 2021, and 2020 was $18.4 million, $19.8 million, and $18.6 million, respectively. The weighted average grant date fair value per share of restricted stock granted during 2021 and 2020 was $53.84 and $58.13, respectively.
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
The table below summarizes the performance-based stock activity for the year ended December 31, 2022. All nonvested performance-based stock outstanding at December 31, 2022 and 2021 was granted under the 2012 Omnibus Incentive Plan.

	Number of Shares	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2021	438	$53.08
Granted (1)	340	$48.22
Vested	(118)	$49.89
Forfeited (2)	(182)	$51.97
Nonvested performance-based stock at December 31, 2022 (3)	478	$50.36
(1)Shares granted in 2022 are presented at the stated target, which represents the base number of shares that could be earned. Actual shares earned may be below or, for certain grants, above the target based on the achievement of specific financial goals.
(2)Forfeited shares include shares forfeited as a result of not meeting the performance criteria of the award as well as shares forfeited upon termination.
(3)Of the 478,000 nonvested performance-based shares outstanding as of December 31, 2022, 426,847 shares were unearned and subject to achievement of specific financial goals. Once earned, the awards will be subject to time-based vesting according to the terms of the award. Based on 2022 financial results, approximately 96,142 of the 426,847 unearned shares will be forfeited in the first quarter of 2023.
The aggregate fair value of performance-based stock that vested during the years ended December 31, 2022, 2021, and 2020 was $5.8 million, $9.8 million, and $5.9 million, respectively. The weighted average grant date fair value per share of performance-based stock granted during 2021 and 2020 was $53.75 and $58.84, respectively.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Performance-based Stock Options
During 2022, the Company granted performance-based stock options which are earned by the recipients contingent upon meeting practice specific goals. Following the performance period, these awards are subject to the completion of a service period of an additional two years. These earned awards vest on a graded vesting schedule over the service period. For certain performance-based stock options, the recipients may earn additional options for performance achieved above the stated target. The performance-based stock options were granted at exercise prices equal to the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized into expense over the service period, including the performance period. Our performance-based stock options have a contractual term of 7 years.
The fair values of the performance-based stock options granted during 2022 were calculated using the Black-Scholes option pricing model using the following assumptions:

2022
Black-Scholes performance-based option pricing model:
Expected dividend yield	—%
Expected volatility	40.0%
Risk-free rate	1.6% / 2.6%
Expected option life (in years)	4.5 years
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
Performance-based stock option activity for the year ended December 31, 2022 was as follows:

	Number of Performance-based Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	—
Granted (2)	183	$48.19
Exercised	—
Forfeited or expired	(12)	$48.22
Outstanding at December 31, 2022 (1)(3)	171	$48.19	6.2	$4.2
Exercisable at December 31, 2022	—
(1)All of the outstanding performance-based stock options were granted under the 2012 Omnibus Incentive Plan.
(2)Performance-based stock options granted in 2022 are presented at the stated target, which represents the base number of options that could be earned. Actual options earned may be below or, for certain grants, above the target based on the achievement of specific financial goals.
(3)All of the outstanding performance-based stock options as of December 31, 2022 were unearned and subject to achievement of specific financial goals. Once earned, the options will be subject to time-based vesting according to the terms of the award. Based on 2022 financial results, approximately 47,835 of the 171,000 unearned options will be forfeited in the first quarter of 2023.
The weighted average grant date fair value of stock options granted during 2022 was $17.00. No performance-based stock options were granted or exercised in 2021 and 2020.
Time-vested Stock Options
In prior years, we have granted stock options to certain employees that are solely earned based on the completion of the stated service period. These time-vested stock options were granted at exercise prices equal to the fair value of the Company’s common stock on the date

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
of grant. No time-vested stock option awards were granted in 2022 or 2020. Subject to acceleration under certain conditions, these time-vested stock options vest annually over four years. Our time-vested stock options have a contractual term between 7 and 10 years.
The fair value of the time-vested stock options granted during 2021 were calculated using the Black-Scholes option pricing model using the following assumptions:

2021
Black-Scholes time-vested option pricing model:
Expected dividend yield	—%
Expected volatility	40.0%
Risk-free rate	0.9%
Expected option life (in years)	4.75 years
Expected volatility was based on our historical stock prices as we believe that our historical volatility provides the most reliable indication of future volatility and sufficient historical daily stock price observations are available. The risk-free interest rate was based on the rate of U.S. Treasury bills with an equivalent expected term of the stock options at the time of the option grant. The expected option life was estimated using the simplified method, which is a weighted average of the vesting term and the contractual term, to determine the expected term. The simplified method was used due to the lack of sufficient data available to provide a reasonable basis upon which to estimate the expected term.
Time-vested stock option activity for the year ended December 31, 2022 was as follows:

	Number of Time-vested Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	93	$46.25	4.1	$0.3
Granted	—
Exercised	(37)	$38.89		$0.5
Forfeited or expired	—
Outstanding at December 31, 2022 (1)	56	$51.05	5.2	$1.2
Exercisable at December 31, 2022	19	$48.15	3.9	$0.5
(1)All of the outstanding time-vested stock options were granted under the 2012 Omnibus Incentive Plan.
The weighted average grant date fair value of the time-vested stock options granted during 2021 was $18.42. No time-vested stock options were granted in 2022 and 2020. The aggregate intrinsic value of time-vested stock options exercised during 2021 and 2020 was $0.4 million and $1.1 million, respectively.
17. Income Taxes
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law, which is an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak, which among other items, includes income tax provisions relating to net operating loss carryback period, options to defer payroll tax payments for a limited period and technical corrections to tax depreciation methods for qualified improvement property. As a result of the CARES Act, we recognized a $1.5 million tax benefit related to the remeasurement of a portion of our income tax receivable for the federal net operating losses incurred in 2018 and 2020 that were carried back to prior year income, both for a refund at the higher, prior year tax rate. As a result of electing the retroactive Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion in the second quarter of 2021, we recognized a $1.0 million tax benefit of which $0.4 million related to carrying back our increased 2018 federal net operating loss to prior year income for a refund at the higher, prior year tax rate. During the third quarter of 2021, we recognized an additional tax benefit of $2.0 million, primarily related to the U.S. federal return to provision adjustments for carrying back our increased 2020 federal net operating loss to prior year income for a refund at the higher, prior year tax rate. During 2020, we deferred $12.2 million of payroll tax payments, which was all repaid in the third quarter of 2021.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The income tax expense for continuing operations for the years ended December 31, 2022, 2021, and 2020 consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$7,130	$(934)	$(2,480)
State	2,987	1,974	168
Foreign	4,123	3,529	2,016
Total current	14,240	4,569	(296)
Deferred:
Federal	14,645	10,951	(7,414)
State	4,039	2,372	(2,025)
Foreign	101	(843)	(420)
Total deferred	18,785	12,480	(9,859)
Income tax expense for continuing operations	$33,025	$17,049	$(10,155)
The components of income from continuing operations before taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
U.S.	$90,907	$70,963	$(35,054)
Foreign	17,670	9,073	1,181
Total	$108,577	$80,036	$(33,873)

A reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows:

	Year Ended December 31,
	2022	2021	2020
Percent of pretax income from continuing operations:
At U.S. statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.1	5.2	4.4
Valuation allowance	2.6	1.1	(3.1)
Disallowed executive compensation	1.9	1.2	(2.8)
Realized investment gains/losses	1.4	(1.1)	2.6
Foreign source income	1.2	(0.2)	0.5
Meals and entertainment	0.1	0.1	(0.6)
Stock-based compensation	0.1	(0.7)	4.3
Deferred tax adjustments	(2.7)	(0.2)	1.7
Tax credits	(1.0)	(1.3)	3.0
CARES Act net operating loss carryback	—	(3.8)	4.4
Goodwill impairment charges	—	—	(2.6)
Unrecognized tax benefits	—	—	(2.0)
Other	(0.3)	—	(0.8)
Effective income tax rate for continuing operations	30.4%	21.3%	30.0%

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The net deferred tax asset (liability) balance at December 31, 2022 and 2021 consisted of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Operating lease liabilities	$15,249	$17,542
Share-based compensation	9,314	8,062
Deferred compensation liability	7,963	10,331
Accrued payroll and payroll related liabilities	6,432	5,645
Net operating loss carryforwards	3,304	1,243
Tax credits	1,813	1,828
Other	2,012	2,009
Total deferred tax assets	46,087	46,660
Valuation allowance	(5,667)	(2,876)
Net deferred tax assets	40,420	43,784
Deferred tax liabilities:
Intangibles and goodwill	(35,588)	(24,375)
Operating lease right-of-use assets	(8,354)	(9,837)
Preferred stock investment	(7,613)	(441)
Convertible debt investment	(4,421)	(6,604)
Software development costs	(4,195)	(6,071)
Property and equipment	(3,021)	(2,730)
Prepaid expenses	(2,220)	(2,137)
Other	(5,600)	(2,058)
Total deferred tax liabilities	(71,012)	(54,253)
Net deferred tax liabilities	$(30,592)	$(10,469)
As of December 31, 2022 and 2021, we had valuation allowances of $5.7 million and $2.9 million, respectively, primarily due to uncertainties relating to the ability to realize deferred tax assets recorded for foreign losses and tax credits. The increase in valuation allowances in 2022 primarily related to an increase in foreign losses.
We have foreign net operating losses of $3.2 million which begin to expire in 2027 and state net operating loss carryforwards of $0.1 million which will begin to expire in 2040, if not utilized. We have federal tax credit carryforwards of $1.8 million which will begin to expire in 2030, if not utilized.
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
A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at January 1, 2020	$50
Additions based on tax positions related to prior years	694
Balance at December 31, 2020	744
Balance at December 31, 2021	744
Decrease due to laps of statue of limitations	(101)
Decrease based on tax positions related to prior years	(50)
Balance at December 31, 2022	$593
As December 31, 2022 and 2021, we had $0.6 million and $0.7 million of unrecognized tax benefits, respectively, which would affect the effective tax rate of continuing operations if recognized. It is reasonably possible that approximately $0.6 million of the liability for

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
unrecognized tax benefits at December 31, 2022 could decrease in the next twelve months primarily due to the expiration of statutes of limitations.
As of both December 31, 2022 and 2021, we had $0.1 million accrued for the potential payment of interest and penalties. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of operations.
We file income tax returns with federal, state, local and foreign jurisdictions. Tax years 2019 through 2021 are subject to future examinations by federal tax authorities. Tax years 2016 through 2021 are subject to future examinations by state and local tax authorities. Our foreign income tax filings are subject to future examinations by the local foreign tax authorities for tax years 2017 through 2021. Currently, we are not under audit by any tax authority.
18. Commitments, Contingencies and Guarantees
Lease Commitments
We lease office space, data centers and certain equipment under non-cancelable operating lease arrangements expiring on various dates through 2029, with various renewal options. Office facilities under operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and operating expenses. See Note 5 “Leases” for additional information on our leases, including the remaining expected lease payments under our operating leases as of December 31, 2022.
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
In the Amended Complaint, the Trustee asserted that Huron and the CRO, among others, did not develop and implement a Chapter 11 restructuring plan on a timely basis and that their failure to do so led to significant damages. The Trustee sought an unspecified amount of monetary damages in the Amended Complaint. We believe the Trustee’s allegations with respect to Huron and the CRO are without merit. On December 21, 2021, we filed a motion to dismiss all of the claims in the Amended Complaint. On April 19, 2022, the bankruptcy court entered an order staying all of the Trustee’s claims against Huron and the CRO after (i) finding that the state law claims were subject to arbitration and (ii) exercising its discretion to stay the non-state-law claims pending the arbitration proceeding. The Trustee did not appeal the court’s order prior to the deadline of May 3, 2022. In October 2022, Huron, the CRO and the Trustee reached agreement on a settlement which provides for the Trustee’s dismissal of the Amended Complaint with prejudice as it relates to Huron and the CRO and a mutual release of claims in exchange for a settlement payment to the Trustee of $1.5 million. As a result, we increased our accrued liability and insurance receivable to $1.5 million as of September 30, 2022, which had a net zero impact in our consolidated statement of operations. In the fourth quarter of 2022, the settlement agreement was approved by the Bankruptcy Court and the settlement payment was made to the Trustee. Thereafter, the case was dismissed with prejudice as it relates to Huron and the CRO.

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
Guarantees
Guarantees in the form of letters of credit totaling $0.7 million were outstanding at both December 31, 2022 and 2021 to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of December 31, 2022 and 2021, the total estimated fair value of our outstanding contingent consideration liability was $3.2 million and $3.7 million, respectively.
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
19. Segment Information
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker, who is our chief executive officer, manages the business under three operating segments, which are our reportable segments: Healthcare, Education, and Commercial.
Effective January 1, 2022, we modified our operating model to expand and more deeply integrate our industry expertise with our digital, strategic and financial advisory capabilities. The new operating model strengthens Huron’s go-to-market strategy, drives efficiencies that support margin expansion, and positions the company to accelerate growth.
To align with the new operating model, effective with reporting for periods beginning January 1, 2022, we began reporting under the following three industries, which are our reportable segments: Healthcare, Education and Commercial. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. In the new reporting structure, each segment includes all revenue and costs associated with engagements delivered in the respective segments' industries. The new Healthcare and Education segments include some revenue and costs historically reported in the Business Advisory segment and the Healthcare segment includes some revenue and costs historically reported in the Education segment. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. These changes improve visibility into the core drivers of our business. While our consolidated results have not been impacted, our historical segment information has been recast for consistent presentation.
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our Healthcare professionals have a depth of expertise in business operations, including financial and operational improvement, care transformation, and revenue cycle managed services; digital solutions, spanning technology and analytic-related services and a portfolio of software products; organizational transformation; financial advisory and strategy and innovation. Healthcare organizations are focused on establishing a sustainable long-term strategy and business model centered around growth, optimal cost structures, reimbursement models, financial strategies, and consumer-focused digital transformation; changing the way care is delivered, particularly in light of personnel shortages, and improving access to care; and evolving their digital capabilities to more effectively manage their business. Our solutions help clients adapt to this rapidly changing healthcare environment to become a more agile, efficient and consumer-centric organization. We use our deep industry, functional and technical expertise to help clients solve a diverse set of business issues, including, but not limited to, identifying new opportunities for growth, optimizing financial and operational performance, improving care delivery and clinical outcomes, increasing physician, patient and employee satisfaction, and maximizing return on technology investments.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
•Education
Our Education segment serves public and private colleges and universities, research institutes and other education-related organizations. Our Education professionals have a depth of expertise in strategy and innovation; business operations, including the research enterprise and student and alumni lifecycle; digital solutions, spanning technology and analytic-related services and Huron Research Suite, the leading software suite designed to facilitate and improve research administration service delivery and compliance; and organizational transformation. Our Education segment clients are increasingly faced with strategic, financial and/or enrollment challenges, increased competition, and a need to modernize their businesses using technology to advance their missions. We combine our deep industry, functional and technical expertise to help clients solve their most pressing challenges, including, but not limited to, transforming business operations with technology and analytics; strengthening research strategies and support services; evolving their organizational strategy; optimizing financial and operational performance; applying innovative enrollment strategies; and enhancing the student lifecycle.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and nonprofit. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, strategy and innovation, and financial advisory (special situation advisory and corporate finance advisory) services. In today’s disruptive environment, organizations must reimagine their historical strategies and financial and operating models to sustain and advance their competitive advantage. Our experts help organizations across industries with a variety of business challenges, including, but not limited to, embedding technology and analytics throughout their internal and customer-facing operations; developing analytics and insights to identify the needs of tomorrow’s customers, evolve their strategies, and bring new products to market; managing through stressed and distressed situations to create a viable path forward for stakeholders; and providing financial, risk and regulatory advisory offerings.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The tables below set forth information about our operating segments for the years ended December 31, 2022, 2021, and 2020, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because the financial results of our international operations are not significant to our consolidated financial statements.

	Year Ended December 31,
	2022	2021	2020
Healthcare:
Revenues	$534,999	$444,767	$406,536
Operating income	$131,227	$118,324	$105,650
Segment operating income as a percentage of segment revenues	24.5%	26.6%	26.0%
Education:
Revenues	$359,835	$242,374	$223,325
Operating income	$78,924	$52,398	$45,780
Segment operating income as a percentage of segment revenues	21.9%	21.6%	20.5%
Commercial:
Revenues	$237,621	$218,499	$214,266
Operating income	$50,025	$34,296	$39,044
Segment operating income as a percentage of segment revenues	21.1%	15.7%	18.2%
Total Huron:
Revenues	$1,132,455	$905,640	$844,127
Reimbursable expenses	26,506	21,318	26,887
Total revenues and reimbursable expenses	$1,158,961	$926,958	$871,014

Segment operating income	$260,176	$205,018	$190,474
Items not allocated at the segment level:
Other operating expenses	140,145	131,545	135,105
Depreciation and amortization	20,271	20,634	24,405
Goodwill impairment charges (1)	—	—	59,816
Operating income (loss)	99,760	52,839	(28,852)
Other income (expense), net	8,817	27,197	(5,021)
Income (loss) from continuing operations before taxes	$108,577	$80,036	$(33,873)
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The following table illustrates the disaggregation of revenues by capability, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the years ended December 31, 2022, 2021 and 2020. For the years ended December 31, 2022, 2021, and 2020, substantially all of our revenues were recognized over time.

	Year Ended December 31,
Revenues by Capability	2022	2021	2020
Healthcare:
Consulting and Managed Services	$365,645	$327,165	$294,456
Digital	169,354	117,602	112,080
Total revenues	$534,999	$444,767	$406,536
Education:
Consulting and Managed Services	$192,336	$131,369	$108,784
Digital	167,499	111,005	114,541
Total revenues	$359,835	$242,374	$223,325
Commercial:
Consulting and Managed Services	$80,013	$97,381	$110,846
Digital	157,608	121,118	103,420
Total revenues	$237,621	$218,499	$214,266
Total Huron:
Consulting and Managed Services	$637,994	$555,915	$514,086
Digital	494,461	349,725	330,041
Total revenues	$1,132,455	$905,640	$844,127
For the years ended December 31, 2022, 2021, and 2020, substantially all of our revenues and long-lived assets were attributed to or located in the United States.
At December 31, 2022 and 2021, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the years ended December 31, 2022, 2021, and 2020, no single client generated greater than 10% of our consolidated revenues.
20. Valuation and Qualifying Accounts
The table below sets forth the changes in the carrying amount of our allowances for doubtful accounts and unbilled services and valuation allowance for deferred tax assets for the years ended December 31, 2022, 2021, and 2020. Allowances for doubtful accounts and unbilled services includes allowances for fee adjustments and other discretionary pricing adjustments as well as allowances related to clients' inability to make required payments on accounts receivable.

	Beginning Balance	Additions (1)	Deductions	Ending Balance
Year ended December 31, 2020:
Allowances for doubtful accounts and unbilled services	$18,668	63,268	60,630	$21,306
Valuation allowance for deferred tax assets	$1,016	1,160	64	$2,112
Year ended December 31, 2021:
Allowances for doubtful accounts and unbilled services	$21,306	9,852	15,363	$15,795
Valuation allowance for deferred tax assets	$2,112	1,090	326	$2,876
Year ended December 31, 2022:
Allowances for doubtful accounts and unbilled services	$15,795	17,820	11,480	$22,135
Valuation allowance for deferred tax assets	$2,876	3,421	630	$5,667
(1)Additions to allowances for doubtful accounts and unbilled services are charged to revenues. To the extent we write-off accounts receivable due to a client’s inability to pay, the charge is recognized as a component of selling, general and administrative expenses.