Form 10-Q
period 2023-03-31
Huron Consulting Group Inc.
filed 2023-05-02
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of April 25, 2023, 19,211,704 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$12,026	$11,834
Receivables from clients, net of allowances of $12,803 and $10,600, respectively	147,037	147,852
Unbilled services, net of allowances of $5,937 and $3,850, respectively	173,454	141,781
Income tax receivable	275	960
Prepaid expenses and other current assets	28,718	26,057
Total current assets	361,510	328,484
Property and equipment, net	24,179	26,107
Deferred income taxes, net	1,410	1,554
Long-term investments	96,473	91,194
Operating lease right-of-use assets	28,692	30,304
Other non-current assets	80,154	73,039
Intangible assets, net	21,161	23,392
Goodwill	624,966	624,966
Total assets	$1,238,545	$1,199,040
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,556	$14,254
Accrued expenses and other current liabilities	28,938	27,268
Accrued payroll and related benefits	78,354	171,723
Current maturities of operating lease liabilities	10,825	10,530
Deferred revenues	20,542	21,909
Total current liabilities	148,215	245,684
Non-current liabilities:
Deferred compensation and other liabilities	38,404	33,614
Long-term debt	447,000	290,000
Operating lease liabilities, net of current portion	43,393	45,556
Deferred income taxes, net	32,564	32,146
Total non-current liabilities	561,361	401,316
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 22,047,299 and 22,507,159 shares issued, respectively	220	223
Treasury stock, at cost, 2,842,144 and 2,711,712 shares, respectively	(141,353)	(137,556)
Additional paid-in capital	284,420	318,706
Retained earnings	365,967	352,548
Accumulated other comprehensive income	19,715	18,119
Total stockholders’ equity	528,969	552,040
Total liabilities and stockholders’ equity	$1,238,545	$1,199,040
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues and reimbursable expenses:
Revenues	$317,895	$260,049
Reimbursable expenses	8,490	4,726
Total revenues and reimbursable expenses	326,385	264,775
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	228,383	187,247
Reimbursable expenses	8,624	4,756
Selling, general and administrative expenses	62,289	48,395
Restructuring charges	2,284	1,555
Depreciation and amortization	6,374	6,864
Total operating expenses	307,954	248,817
Operating income	18,431	15,958
Other income (expense), net:
Interest expense, net of interest income	(4,303)	(2,196)
Other income, net	1,719	24,365
Total other income (expense), net	(2,584)	22,169
Income before taxes	15,847	38,127
Income tax expense	2,428	11,275
Net income	$13,419	$26,852
Earnings per share:
Net income per basic share	$0.70	$1.29
Net income per diluted share	$0.68	$1.27
Weighted average shares used in calculating earnings per share:
Basic	19,119	20,850
Diluted	19,699	21,167
Comprehensive income (loss):
Net income	$13,419	$26,852
Foreign currency translation adjustments, net of tax	52	(43)
Unrealized gain (loss) on investment, net of tax	3,873	(2,661)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(2,329)	4,325
Other comprehensive income	1,596	1,621
Comprehensive income	$15,015	$28,473
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	22,231,593	$223	(2,953,147)	$(137,556)	$318,706	$352,548	$18,119	$552,040
Comprehensive income						13,419	1,596	15,015
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	297,581	3	118,449	5,732	(5,735)			—
Exercise of stock options	14,145	—			627			627
Share-based compensation					15,089			15,089
Shares redeemed for employee tax withholdings			(135,420)	(9,529)				(9,529)
Share repurchases	(632,894)	(6)			(44,267)			(44,273)
Balance at March 31, 2023	21,910,425	$220	(2,970,118)	$(141,353)	$284,420	$365,967	$19,715	$528,969

Balance at December 31, 2021	23,868,918	$239	(2,908,849)	$(135,969)	$413,794	$276,996	$16,840	$571,900
Comprehensive income						26,852	1,621	28,473
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	277,629	3	130,240	7,486	(7,489)			—
Exercise of stock options	16,805	—			647			647
Share-based compensation					12,051			12,051
Shares redeemed for employee tax withholdings			(139,491)	(6,884)				(6,884)
Share repurchases	(523,399)	(5)			(23,900)			(23,905)
Balance at March 31, 2022	23,639,953	$237	(2,918,100)	$(135,367)	$395,103	$303,848	$18,461	$582,282

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$13,419	$26,852
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	6,407	6,864
Non-cash lease expense	1,644	1,640
Lease-related impairment charge	1,870	—
Share-based compensation	11,562	7,935
Amortization of debt discount and issuance costs	191	198
Allowances for doubtful accounts	3	28
Deferred income taxes	—	7,129
(Gain) loss on sale of property and equipment, excluding transaction costs	1	(1,067)
Change in fair value of contingent consideration liabilities	435	12
Change in fair value of preferred stock investment	—	(26,964)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients, net	827	5,791
(Increase) decrease in unbilled services, net	(31,669)	(35,239)
(Increase) decrease in current income tax receivable / payable, net	1,487	3,266
(Increase) decrease in other assets	(5,205)	1,361
Increase (decrease) in accounts payable and other liabilities	(1,881)	(7,044)
Increase (decrease) in accrued payroll and related benefits	(89,843)	(70,689)
Increase (decrease) in deferred revenues	(1,349)	828
Net cash used in operating activities	(92,101)	(79,099)
Cash flows from investing activities:
Purchases of property and equipment	(1,956)	(3,924)
Investment in life insurance policies	(1,833)	—
Purchases of businesses	38	(2,289)
Capitalization of internally developed software costs	(6,575)	(2,060)
Proceeds from note receivable	154	—
Proceeds from sale of property and equipment	—	4,750
Divestiture of business	—	207
Net cash used in investing activities	(10,172)	(3,316)
Cash flows from financing activities:
Proceeds from exercises of stock options	627	648
Shares redeemed for employee tax withholdings	(9,529)	(6,884)
Share repurchases	(45,133)	(24,097)
Proceeds from bank borrowings	201,000	150,000
Repayments of bank borrowings	(44,000)	(47,780)
Payments for debt issuance costs	(16)	—
Deferred payments on business acquisition	(500)	(500)
Net cash provided by financing activities	102,449	71,387
Effect of exchange rate changes on cash	16	(5)
Net increase (decrease) in cash and cash equivalents	192	(11,033)
Cash and cash equivalents at beginning of the period	11,834	20,781
Cash and cash equivalents at end of the period	$12,026	$9,748
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$4,062	$2,682
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$748	$102
Contingent consideration related to purchase of business	$—	$869
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
We provide our services and products and manage our business through three operating segments: Healthcare, Education and Commercial. See Note 13 “Segment Information” for more information.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2023 and 2022. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
3. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2023.

	Healthcare	Education	Commercial	Total
Balance as of December 31, 2022:
Goodwill	$644,238	$123,652	$312,968	$1,080,858
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2022	$454,214	$122,235	$48,517	$624,966
Goodwill, net as of March 31, 2023	$454,214	$122,235	$48,517	$624,966
Intangible Assets
Intangible assets as of March 31, 2023 and December 31, 2022 consisted of the following:

		As of March 31, 2023		As of December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	5 to 13	$65,083	$49,257	$74,583	$57,219
Technology and software	2 to 5	13,330	8,513	13,330	7,975
Trade names	6	6,000	6,000	6,000	5,907
Non-competition agreements	2 to 5	920	402	920	340
Total		$85,333	$64,172	$94,833	$71,441
Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Customer relationships as well as certain trade names and technology and software, are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the assets. All other intangible assets with finite lives are amortized on a straight-line basis.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Intangible asset amortization expense was $2.2 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of March 31, 2023.

Year Ending December 31,	Estimated Amortization Expense
2023	$8,122
2024	$4,674
2025	$3,503
2026	$2,519
2027	$1,773
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
4. Revenues
For the three months ended March 31, 2023 and 2022, we recognized revenues of $317.9 million and $260.0 million, respectively. Of the $317.9 million recognized in the first quarter of 2023, we recognized revenues of $1.2 million from obligations satisfied, or partially satisfied, in prior periods, due to the release of allowances on receivables from clients and unbilled services. During the first quarter of 2023, we also recognized a $2.5 million decrease to revenues due to changes in the estimates of our variable consideration under performance-based billing arrangements. Of the $260.0 million recognized in the first quarter of 2022, we recognized revenues of $1.9 million from obligations satisfied, or partially satisfied, in prior periods, of which $1.0 million was primarily due to the release of allowances on receivables from clients and unbilled services, and $0.9 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements.
As of March 31, 2023, we had $143.8 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $143.8 million of performance obligations, we expect to recognize $61.9 million as revenue in 2023, $33.5 million in 2024, and the remaining $48.4 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of March 31, 2023 and December 31, 2022 was $45.1 million and $50.2 million, respectively. The $5.1 million decrease primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of March 31, 2023 and December 31, 2022, was $20.5 million and $21.9 million, respectively. The $1.4 million decrease primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three months ended March 31, 2023, $16.4 million of revenues recognized were included in the deferred revenue balance as of December 31, 2022.

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
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended March 31,
	2023	2022
Net income	$13,419	$26,852

Weighted average common shares outstanding – basic	19,119	20,850
Weighted average common stock equivalents	580	317
Weighted average common shares outstanding – diluted	19,699	21,167

Net income per basic share	$0.70	$1.29
Net income per diluted share	$0.68	$1.27
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above for the three months ended March 31, 2023 and 2022 were less than 0.1 million shares and 0.4 million shares, respectively, and related to unvested restricted stock and outstanding common stock options.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Subsequent to the initial authorization, our board of directors authorized extensions of the share repurchase program through December 31, 2023 and increased the authorized amount to $300 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. All shares repurchased and retired are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.
In the three months ended March 31, 2023, we repurchased and retired 632,894 shares for $44.3 million, and settled the repurchase of 15,200 shares for $1.1 million which were accrued as of December 31, 2022. In the three months ended March 31, 2022, we repurchased and retired 523,399 shares for $23.9 million, and settled the repurchase of 3,820 shares for $0.2 million that were accrued as of December 31, 2021. As of March 31, 2023, $64.8 million remained available for share repurchases under our share repurchase program.
6. Financing Arrangements
The Company has a $600 million five-year senior secured revolving credit facility, subject to the terms of a Third Amended and Restated Credit Agreement dated as of November 15, 2022 (the "Amended Credit Agreement") that becomes due and payable in full upon maturity on November 15, 2027. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount up to $250 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $850 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, permitted acquisitions, and other general corporate purposes.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
In April 2023, the Company and PNC Capital Markets, LLC, as Sustainability Structuring Agent, with the consent of the Required Lenders (as defined in the Amended Credit Agreement), amended the Amended Credit Agreement to incorporate specified key performance indicators with respect to certain environmental, social and governance targets of the Company. Based upon the performance of the Company against those key performance indicators in each Reference Year (as defined in the First Amendment), certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees will be made. These annual adjustments will not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio total debt is on a gross basis and is not netted against our cash balances. At March 31, 2023, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.75 to 1.00 and a Consolidated Interest Coverage Ratio of 12.63 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at March 31, 2023 totaled $447.0 million and are classified as long-term debt in our consolidated balance sheet. These borrowings carried a weighted average interest rate of 4.8%, including the effect of the interest rate swaps described in Note 8 “Derivative Instruments and Hedging Activity.” Borrowings outstanding under the Amended Credit Agreement at December 31, 2022 were $290.0 million and carried a weighted average interest rate of 3.8%, including the effect of the interest rate swaps in effect at that time. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2023, we had outstanding letters of credit totaling $0.6 million, which are used as security deposits for our office facilities. As of March 31, 2023, the unused borrowing capacity under the revolving credit facility was $152.4 million.
7. Restructuring Charges
Restructuring charges for the three months ended March 31, 2023 and 2022 were $2.3 million and $1.6 million, respectively. In the first quarter of 2023, we exited our office space in Hillsboro, Oregon which resulted in a $1.9 million non-cash impairment charge on the related fixed assets and right-of-use operating lease asset of that office space. Additionally, in the first quarter of 2023, we recognized $0.4 million of additional restructuring expense for rent and related expenses, net of sublease income, for previously vacated office spaces. The $1.6 million of restructuring charges incurred in the first three months of 2022 included $0.6 million for rent and related expenses, net of sublease income, for previously vacated office spaces, $0.5 million of employee-related expenses, $0.3 million of accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use, and $0.1 million for third-party transaction expenses related to the modification of our operating model.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the three months ended March 31, 2023.

	Employee Costs	Other	Total
Balance as of December 31, 2022	$3,751	$568	$4,319
Payments	(2,966)	(33)	(2,999)
Balance as of March 31, 2023	$785	$535	$1,320
All of the $0.8 million restructuring charge liability related to employee costs at March 31, 2023 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits in our consolidated balance sheet. All of the $0.5 million other restructuring charge liability at March 31, 2023, which relates to the early termination of a contract in 2022, is expected to be paid in the next 12 months and is included as a component of accrued expenses and other current liabilities in our consolidated balance sheet.
8. Derivative Instruments and Hedging Activity
In the normal course of business, we use forward interest rate swaps to manage the interest rate risk associated with our variable-rate borrowings under our senior secured credit facility and we use non-deliverable foreign exchange forward contracts to manage the foreign currency exchange rate risk related to our Indian Rupee-denominated expenses of our operations in India. From time to time, we may enter into additional forward interest rate swaps or non-deliverable foreign exchange forward contracts to further hedge against our interest rate risk and foreign currency exchange rate risk. We do not use derivative instruments for trading or other speculative purposes.
We have designated all of our derivative instruments as cash flow hedges. Therefore, changes in the fair value of the interest rate swaps and foreign exchange forward contracts are recorded to other comprehensive income (“OCI”) to the extent effective and reclassified to earnings upon settlement.
Interest Rate Swaps
We are party to forward interest rate swap agreements with aggregate notional amounts of $250.0 million and $200.0 million as of March 31, 2023 and December 31, 2022, respectively. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through February 29, 2028.
As of March 31, 2023, it was anticipated that $5.1 million of the gains, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.
Foreign Exchange Forward Contracts
We are party to non-deliverable foreign exchange forward contracts that are scheduled to mature monthly through December 29, 2023. As of March 31, 2023 and December 31, 2022, the aggregate notional amounts of these contracts were INR 789.6 million, or $9.6 million, and INR 657.9 million, or $8.0 million, respectively, based on the exchange rates in effect as of each period end.
As of March 31, 2023, it was anticipated that less than $0.1 million of the gains, net of tax, related to foreign exchange forward contracts currently recorded in accumulated other comprehensive income will be reclassified into direct costs in our consolidated statement of operations within the next 12 months.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth additional information relating to our derivative instruments as of March 31, 2023 and December 31, 2022.

Derivative Instrument	Balance Sheet Location	March 31, 2023	December 31, 2022
Interest rate swaps	Prepaid expenses and other current assets	$6,628	$7,108
Interest rate swaps	Other non-current assets	3,220	5,131
Foreign exchange forward contracts	Prepaid expenses and other current assets	65	—
Total Assets		$9,913	$12,239

Interest rate swaps	Deferred compensation and other liabilities	$948	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	19	120
Total Liabilities		$967	$120
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets:
Interest rate swaps	$—	$9,482	$—	$9,482
Convertible debt investment	—	—	62,842	62,842
Foreign exchange forward contracts	—	65	—	65
Deferred compensation assets	—	33,489	—	33,489
Total assets	$—	$43,036	$62,842	$105,878
Liabilities:
Interest rate swaps	$—	$582	$—	$582
Foreign exchange forward contracts	—	19	—	19
Contingent consideration for business acquisitions	—	—	3,625	3,625
Total liabilities	$—	$601	$3,625	$4,226
December 31, 2022
Assets:
Interest rate swaps	$—	$12,239	$—	$12,239
Convertible debt investment	—	—	57,563	57,563
Deferred compensation assets	—	29,875	—	29,875
Total assets	$—	$42,114	$57,563	$99,677
Liabilities:
Foreign exchange forward contracts	$—	$120	$—	$120
Contingent consideration for business acquisitions	—	—	3,190	3,190
Total liabilities	$—	$120	$3,190	$3,310
Interest rate swaps: The fair values of our interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and a discount rate reflecting the risks involved. Refer to Note 8 “Derivative Instruments and Hedging Activity” for additional information on our interest rate swaps.
Foreign exchange forward contracts: The fair values of our foreign exchange forward contracts were derived using estimates to settle the foreign exchange forward contracts agreements, which are based on the net present value of expected future cash flows on each contract utilizing market-based inputs, including both forward and spot prices, and a discount rate reflecting the risks involved. Refer to Note 8 “Derivative Instruments and Hedging Activity” for additional information on our foreign exchange forward contracts.
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
Convertible debt investment: Since 2014, we have invested $40.9 million in the form of 1.69% convertible debt in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight, a U.S.-based company that partners with leading nonprofit universities to increase access to and retention of international students, boost institutional growth, and enhance an institution’s global footprint. The convertible notes will mature on January 17, 2027, unless converted earlier.
To determine the appropriate accounting treatment for our investment, we performed a variable interest entity (“VIE”) analysis and concluded that Shorelight does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the convertible

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
notes are not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment to be that of an available-for-sale debt security. We continue to monitor the key factors of our VIE analysis and the terms of the convertible notes to ensure our accounting treatment is appropriate. We have not identified any changes to Shorelight or our investment that would change our classification of the investment as an available-for-sale debt security.
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 23.5% and 24.0% as of March 31, 2023 and December 31, 2022, respectively; and the concluded equity volatility of 40.0% as of March 31, 2023 and December 31, 2022, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investments in our consolidated balance sheets.
The table below sets forth the changes in the balance of the convertible debt investment for the three months ended March 31, 2023.

Convertible Debt Investment
Balance as of December 31, 2022	$57,563
Change in fair value	5,279
Balance as of March 31, 2023	$62,842
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was 5.9% as of March 31, 2023 and 5.5% as of December 31, 2022. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the three months ended March 31, 2023.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2022	$3,190
Change in fair value	435
Balance as of March 31, 2023	$3,625
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
During the first quarter of 2022, we recognized a pre-tax unrealized gain of $27.0 million based on an observable price change of preferred stock issued by Medically Home with similar rights and preferences to our preferred stock investment, a Level 2 input. There were no observable price changes for the remainder of 2022 or in the first quarter of 2023. Since our initial investment, we have recognized cumulative pre-tax unrealized gains of $28.6 million, which were recorded to other income (expense), net in our consolidated statement of operations, and we have not identified any impairments of our investment. As of March 31, 2023 and December 31, 2022, the carrying amount of our preferred stock investment was $33.6 million.
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
10. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$52	$—	$52	$(43)	$—	$(43)
Unrealized gain (loss) on investment	$5,279	$(1,406)	$3,873	$(3,617)	$956	$(2,661)
Interest rate swaps:
Change in fair value	$(1,807)	$481	$(1,326)	$5,668	$(1,499)	$4,169
Reclassification adjustments into earnings	(1,532)	407	(1,125)	212	(56)	156
Net unrealized gain (loss) on interest rate swaps	$(3,339)	$888	$(2,451)	$5,880	$(1,555)	$4,325
Foreign exchange forward contracts:
Change in fair value	$154	$(41)	$113	$—	$—	$—
Reclassification adjustments into earnings	12	(3)	9	—	—	—
Net unrealized gain on foreign exchange forward contracts	$166	$(44)	$122	$—	$—	$—
Other comprehensive income (loss)	$2,158	$(562)	$1,596	$2,220	$(599)	$1,621

The before tax amounts reclassified from accumulated other comprehensive income related to our interest rate swaps and foreign exchange forward contracts are recorded to interest expense, net of interest income, and direct costs, respectively. Refer to Note 8 “Derivative Instruments and Hedging Activity” for additional information on our derivative instruments.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Accumulated other comprehensive income, net of tax, includes the following components:

			Cash Flow Hedges
	Foreign Currency Translation	Available-for-Sale Investment	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2022	$(3,033)	$12,228	$9,012	$(88)	$18,119
Current period change	52	3,873	(2,451)	122	1,596
Balance as of March 31, 2023	$(2,981)	$16,101	$6,561	$34	$19,715
11. Income Taxes
For the three months ended March 31, 2023, our effective tax rate was 15.3% as we recognized income tax expense of $2.4 million on income of $15.8 million. The effective tax rate of 15.3% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the quarter and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability. These favorable items were partially offset by certain nondeductible expense items.
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
As of March 31, 2023, we had $0.6 million of unrecognized tax benefits which would affect the effective tax rate if recognized. It is reasonably possible that $0.6 million of the liability for unrecognized tax benefits could decrease in the next twelve months due to the expiration of statutes of limitations.
12. Commitments, Contingencies and Guarantees
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
Guarantees
Guarantees in the form of letters of credit totaling $0.6 million and $0.7 million were outstanding as of March 31, 2023 and December 31, 2022, respectively, to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of March 31, 2023 and December 31, 2022, the total estimated fair value of our outstanding contingent consideration liability was $3.6 million and $3.2 million, respectively.
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
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and nonprofit. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, strategy and innovation, and financial advisory (special situation advisory and corporate finance advisory) services. In today’s disruptive environment, organizations must reimagine their historical strategies and financial and operating models to sustain and advance their competitive advantage. Our experts help organizations across industries with a variety of business challenges, including, but not limited to, embedding technology and analytics throughout their internal and customer-facing operations; developing analytics and insights to identify the needs of tomorrow’s customers, evolving their strategies, and bringing new products to market; managing through stressed and distressed situations to create a viable path forward for stakeholders; and providing financial, risk and regulatory advisory offerings.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth information about our operating segments for the three months ended March 31, 2023 and 2022, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended March 31,
	2023	2022
Healthcare:
Revenues	$149,049	$121,876
Operating income	$32,255	$28,032
Segment operating income as a percentage of segment revenues	21.6%	23.0%
Education:
Revenues	$104,147	$80,662
Operating income	$23,165	$14,306
Segment operating income as a percentage of segment revenues	22.2%	17.7%
Commercial:
Revenues	$64,699	$57,511
Operating income	$14,067	$12,214
Segment operating income as a percentage of segment revenues	21.7%	21.2%
Total Huron:
Revenues	$317,895	$260,049
Reimbursable expenses	8,490	4,726
Total revenues and reimbursable expenses	$326,385	$264,775

Segment operating income	$69,487	$54,552
Items not allocated at the segment level:
Other operating expenses	46,340	33,548
Depreciation and amortization	4,716	5,046
Operating income	18,431	15,958
Total other income (expense), net	(2,584)	22,169
Income before taxes	$15,847	$38,127

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The following table illustrates the disaggregation of revenues by our two principal capabilities: i) Consulting and Managed Services and ii) Digital, and includes a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
Revenues by Capability	2023	2022
Healthcare:
Consulting and Managed Services	$101,736	$83,759
Digital	47,313	38,117
Total revenues	$149,049	$121,876
Education:
Consulting and Managed Services	$53,227	$44,181
Digital	50,920	36,481
Total revenues	$104,147	$80,662
Commercial:
Consulting and Managed Services	$22,231	$22,644
Digital	42,468	34,867
Total revenues	$64,699	$57,511
Total Huron:
Consulting and Managed Services	$177,194	$150,584
Digital	140,701	109,465
Total revenues	$317,895	$260,049
For the three months ended March 31, 2023 and 2022, substantially all of our revenues were recognized over time. At March 31, 2023 and December 31, 2022, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the three months ended March 31, 2023 and 2022, no single client generated greater than 10% of our consolidated revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” “goals,” “guidance,” or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the necessary number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
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
We provide our services and products and manage our business under three operating segments: Healthcare, Education and Commercial. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital.
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
Operating Industries
We provide our services and products and manage our business under three operating industries, which are our operating segments: Healthcare, Education and Commercial.
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
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and nonprofit. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, strategy and innovation, and financial advisory (special situation advisory and corporate finance advisory) services. In today’s disruptive environment, organizations must reimagine their historical strategies and financial and operating models to sustain and advance their competitive advantage. Our experts help organizations across industries with a variety of business challenges, including, but not limited to, embedding technology and analytics throughout their internal and customer-facing operations; developing analytics and insights to identify the needs of tomorrow’s customers, evolving their strategies, and bringing new products to market; managing through stressed and distressed situations to create a viable path forward for stakeholders; and providing financial, risk and regulatory advisory offerings.

Business Strategy, Opportunities and Challenges
Our strategy is to be the premier transformation partner to our clients by helping them address a variety of strategic, operational, financial, people, and organizational challenges through an array of industry-differentiated consulting, digital and managed services offerings that meet their unique needs. To achieve our strategic and financial objectives that will drive increased shareholder value, we remain focused on:
•Extending our leading market positions and accelerating growth in healthcare and education,
•Growing our presence in commercial industries,
•Advancing our integrated, global digital platform,
•Building a more sustainable base of revenue and executing on our margin levers to drive more consistent growth and improved profitability,
•Strategically deploying capital to accelerate our strategy and return capital to shareholders, and
•Investing in and growing our talented team, including attracting and retaining our managing directors - the senior most practitioners that lead our revenue generation efforts.
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
Operating Expenses
Our most significant expenses are costs classified as direct costs. Direct costs primarily consist of compensation costs for our revenue-generating professionals, which includes salaries, performance bonuses, share-based compensation, signing and retention bonuses, payroll taxes and benefits. Direct costs also include fees paid to independent contractors that we retain to supplement our revenue-generating professionals, typically on an as-needed basis for specific client engagements, and technology costs, product and event costs, and commissions. Direct costs exclude amortization of intangible assets and software development costs and reimbursable expenses, both of which are separately presented in our consolidated statements of operations.
Selling, general and administrative expenses consist primarily of compensation costs for our support personnel. Also included in selling, general and administrative expenses is third-party professional fees, software licenses and data hosting expenses, rent and other office related expenses, sales and marketing related expenses, recruiting and training expenses, and practice administration and meetings expenses.
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
Income tax expense, Interest expense, net of interest income, Depreciation and amortization: We exclude the effects of income tax expense, interest expense, net of interest income, and depreciation and amortization in the calculation of EBITDA, as these are customary exclusions as defined by the calculation of EBITDA to arrive at meaningful earnings from core operations excluding the effect of such items. We include, within the depreciation and amortization adjustment, the amortization of capitalized implementation costs of our enterprise resource planning ("ERP") and other related software, which is included within selling, general and administrative expenses in our consolidated statements of operations.
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
RESULTS OF OPERATIONS
Executive Highlights
Highlights from the first quarter of 2023 include:
•Total revenues increased 22.2% to $317.9 million for the first quarter of 2023 from $260.0 million for the first quarter of 2022
•Revenues within our Digital capability increased 28.5% in the first quarter of 2023, compared to the first quarter of 2022
•Diluted EPS was $0.68 for the first quarter of 2023; compared to $1.27 for the first quarter of 2022 which included a $19.8 million unrealized gain, net of tax, on our preferred stock investment
•Adjusted diluted EPS increased 77.6% to $0.87 for the first quarter of 2023, compared to $0.49 for the first quarter of 2022
•Returned $44.3 million to shareholders by repurchasing 632,894 shares of our common stock in the first quarter of 2023
Total revenues increased $57.8 million, or 22.2%, to $317.9 million for the first quarter of 2023 from $260.0 million for the first quarter of 2022. The increase in revenues reflects continued strength in demand for our Digital capability services across all segments; as well as strengthened demand for our Consulting and Managed Services offerings within our Healthcare and Education segments, which reflects our focus on accelerating growth in the healthcare and education industries.

In our Consulting and Managed Services capability, revenues for the first quarter of 2023 increased 17.7%, compared to the first quarter of 2022, and reflected strengthened demand in our Healthcare and Education segments. The utilization rate within our Consulting capability increased to 76.3% in the first quarter of 2023, compared to 71.4% in the first quarter of 2022.
Revenues within our Digital capability increased 28.5% in the first quarter of 2023 compared to the first quarter of 2022, and reflected strength in demand in all of our segments. The utilization rate within our Digital capability decreased to 71.0% in the first quarter of 2023, compared to 72.4% in the first quarter of 2022.
The total number of revenue-generating professionals increased to 5,013 as of March 31, 2023, compared to 4,023 as of March 31, 2022, as a result of hiring to support the overall increase in demand for our services within all of our segments. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.
Net income decreased $13.4 million to $13.4 million for the three months ended March 31, 2023 from $26.9 million for the same period last year, driven by the $19.8 million unrealized gain, net of tax, recognized in the first quarter of 2022 related to the increase in fair value of our preferred stock investment. As a result of the decrease in net income, diluted earnings per share for the first quarter of 2023 was $0.68 compared to $1.27 for the first quarter of 2022. Adjusted diluted earnings per share increased 77.6% to $0.87 for the first quarter of 2023, compared to $0.49 for the first quarter of 2022.
During the first quarter of 2023, we deployed $44.3 million of capital to repurchase 632,894 shares of our common stock, representing 3.2% of our common stock outstanding as of December 31, 2022.
Summary of Results
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2023	2022
Healthcare:
Revenues	$149,049	$121,876
Operating income	$32,255	$28,032
Segment operating income as a percentage of segment revenues	21.6%	23.0%
Education:
Revenues	$104,147	$80,662
Operating income	$23,165	$14,306
Segment operating income as a percentage of segment revenues	22.2%	17.7%
Commercial:
Revenues	$64,699	$57,511
Operating income	$14,067	$12,214
Segment operating income as a percentage of segment revenues	21.7%	21.2%
Total Huron:
Revenues	$317,895	$260,049
Reimbursable expenses	8,490	4,726
Total revenues and reimbursable expenses	$326,385	$264,775

Segment operating income	$69,487	$54,552
Items not allocated at the segment level:
Other operating expenses	46,340	33,548
Depreciation and amortization	4,716	5,046
Operating income	18,431	15,958
Total other income (expense), net	(2,584)	22,169
Income before taxes	15,847	38,127
Income tax expense	2,428	11,275
Net income	$13,419	$26,852
Earnings per share:
Basic	$0.70	$1.29
Diluted	$0.68	$1.27

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2023	2022

Other Operating Data:
Number of revenue-generating professionals by segment (at period end):
Healthcare	1,985	1,647
Education	1,633	1,231
Commercial (1)	1,395	1,145
Total	5,013	4,023

Revenue by capability:
Consulting and Managed Services (2)	$177,194	$150,584
Digital	140,701	109,465
Total	$317,895	$260,049

Number of revenue-generating professionals by capability (at period end):
Consulting and Managed Services (3)	2,360	2,003
Digital	2,653	2,020
Total	5,013	4,023

Utilization rate by capability (4):
Consulting	76.3%	71.4%
Digital	71.0%	72.4%

(1)The majority of our revenue-generating professionals within our Commercial segment can provide services across all of our industries, including healthcare and education.
(2)Managed Services capability revenues within our Healthcare segment was $19.8 million and $13.8 million for the three months ended March 31, 2023 and 2022, respectively.
Managed Services capability revenues within our Education segment was $4.6 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively.
(3)The number of Managed Services revenue-generating professionals within our Healthcare segment as of March 31, 2023 and 2022 was 726 and 543, respectively.
The number of Managed Services revenue-generating professionals within our Education segment as of March 31, 2023 and 2022 was 101 and 92, respectively.
(4)Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.

Non-GAAP Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
	2023	2022
Revenues	$317,895	$260,049
Net income	$13,419	$26,852
Add back:
Income tax expense	2,428	11,275
Interest expense, net of interest income	4,303	2,196
Depreciation and amortization	6,553	7,122
Earnings before interest, taxes, depreciation and amortization (EBITDA)	26,703	47,445
Add back:
Restructuring charges	2,284	1,555
Other losses	435	12
Transaction-related expenses	—	50
Unrealized gain on preferred stock investment	—	(26,964)
Foreign currency transaction losses, net	80	19
Adjusted EBITDA	$29,502	$22,117
Adjusted EBITDA as a percentage of revenues	9.3%	8.5%
Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Three Months Ended March 31,
	2023	2022
Net income	$13,419	$26,852
Weighted average shares - diluted	19,699	21,167
Diluted earnings per share	$0.68	$1.27
Add back:
Amortization of intangible assets	2,231	2,860
Restructuring charges	2,284	1,555
Other losses	435	12
Transaction-related expenses	—	50
Unrealized gain on preferred stock investment	—	(26,964)
Tax effect of adjustments	(1,312)	5,959
Total adjustments, net of tax	3,638	(16,528)
Adjusted net income	$17,057	$10,324
Adjusted weighted average shares - diluted	19,699	21,167
Adjusted diluted earnings per share	$0.87	$0.49

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenues
Revenues by segment and capability for the three months ended March 31, 2023 and 2022 were as follows:

Revenues (in thousands)	Three Months Ended March 31,		Increase / (Decrease)
	2023	2022	$	%
Segment:
Healthcare	$149,049	$121,876	$27,173	22.3%
Education	104,147	80,662	23,485	29.1%
Commercial	64,699	57,511	7,188	12.5%
Total revenues	$317,895	$260,049	$57,846	22.2%

Capability:
Consulting and Managed Services	$177,194	$150,584	$26,610	17.7%
Digital	140,701	109,465	31,236	28.5%
Total revenues	$317,895	$260,049	$57,846	22.2%
Revenues increased $57.8 million, or 22.2%, to $317.9 million for the first quarter of 2023 from $260.0 million for the first quarter of 2022. The overall increase in revenues reflects continued strength in demand for our Digital capability services across all segments; as well as strengthened demand for our Consulting and Managed Services offerings within our Healthcare and Education segments, which reflects our focus on accelerating growth in our healthcare and education industries. Additional information on our revenues by segment follows.
•Healthcare revenues increased $27.2 million, or 22.3%, driven by strengthened demand for our performance improvement, revenue cycle managed services and business advisory solutions within our Consulting and Managed Services capability, as well as strengthened demand for our technology and analytics services within our Digital capability. Revenues in the first quarter of 2023 included $0.3 million of incremental revenues from our acquisition of Customer Evolution, LLC, which was completed in December 2022.
The number of revenue-generating professionals within our Healthcare segment grew 20.5% to 1,985 as of March 31, 2023, compared to 1,647 as of March 31, 2022.
•Education revenues increased $23.5 million, or 29.1%, driven by strengthened demand for our technology and analytics services and software products within our Digital capability, as well as strengthened demand for our strategy and operations and research solutions within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Education segment grew 32.7% to 1,633 as of March 31, 2023, compared to 1,231 as of March 31, 2022.
•Commercial revenues increased $7.2 million, or 12.5%, driven by strengthened demand for our technology and analytics services within our Digital capability and our restructuring and turnaround solution within our Consulting and Managed Services capability, partially offset by a decrease in demand for our strategy and innovation solution within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Commercial segment grew 21.8% to 1,395 as of March 31, 2023, compared to 1,145 as of March 31, 2022.

Operating Expenses
Operating expenses for the first quarter of 2023 increased $59.1 million, or 23.8%, over the first quarter of 2022.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Three Months Ended March 31,				Increase / (Decrease)
	2023		2022
Direct costs	$228,383	71.9%	$187,247	72.0%	$41,136
Reimbursable expenses	8,624	2.7%	4,756	1.8%	3,868
Selling, general and administrative expenses	62,289	19.6%	48,395	18.6%	13,894
Restructuring charges	2,284	0.7%	1,555	0.6%	729
Depreciation and amortization	6,374	2.0%	6,864	2.7%	(490)
Total operating expenses	$307,954	96.9%	$248,817	95.7%	$59,137
Direct Costs
Direct costs increased $41.1 million, or 22.0%, to $228.4 million for the first quarter of 2023 from $187.2 million for the first quarter of 2022. The $41.1 million increase primarily related to a $35.3 million increase in compensation costs for our revenue-generating professionals as we continue to invest in and grow our talented team to meet increased market demand. Specifically, the increase in compensation costs is driven by increased headcount, annual salary increases that went into effect in the first quarter of 2023, and increases in performance bonus expense and share-based compensation expense. Additional increases in direct costs include a $2.7 million increase in contractor expenses and a $1.2 million increase in technology costs. As a percentage of revenues, direct costs decreased to 71.8% during the first quarter of 2023, compared to 72.0% during the first quarter of 2022, primarily due to revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals; partially offset by the increase in contractor expenses, as percentages of revenues.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $13.9 million, or 28.7%, to $62.3 million in the first quarter of 2023 from $48.4 million in the first quarter of 2022. The $13.9 million increase primarily related to an $8.6 million increase in compensation costs for our support personnel, driven by a $4.3 million increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability, a $1.9 million increase in salaries and related expenses and a $1.6 million increase in share-based compensation expense. The increase in deferred compensation expense is offset by an increase in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income, net. Additionally, selling, general and administrative expenses increased by $5.3 million for non-payroll costs, driven by a $2.0 million increase in practice administration and meetings expenses, a $2.0 million increase in promotion and marketing expenses, and a $1.0 million gain recognized in the first quarter of 2022 related to the sale of our aircraft. As a percentage of revenues, selling, general and administrative expenses increased to 19.6% during the first quarter of 2023, compared to 18.6% during the first quarter of 2022. This increase was primarily attributable to the increases in deferred compensation expense and practice administration and meetings expenses, as percentages of revenues; partially offset by revenue growth that outpaced the increase in salaries and related expenses for our support personnel.
Restructuring Charges
Restructuring charges for the first quarter of 2023 were $2.3 million, compared to $1.6 million for the first quarter of 2022. In the first quarter of 2023, we exited our office space in Hillsboro, Oregon which resulted in a $1.9 million non-cash impairment charge on the related fixed assets and right-of-use operating lease asset of that office space. Additionally, in the first quarter of 2023, we recognized $0.4 million of additional restructuring expense for rent and related expenses, net of sublease income, for previously vacated office spaces.
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

Depreciation and Amortization
Depreciation and amortization expense decreased $0.5 million, or 7.1%, to $6.4 million in the first quarter of 2023, compared to $6.9 million in the first quarter of 2022. The $0.5 million decrease in depreciation and amortization expense was primarily attributable to a decrease in amortization of intangible assets acquired in business acquisitions due to the accelerated basis of amortization in prior periods.
Operating Income and Operating Margin
Operating income increased $2.5 million, or 15.5%, to $18.4 million in the first quarter of 2023 from $16.0 million in the first quarter of 2022. Operating margin, which is defined as operating income expressed as a percentage of revenues, decreased to 5.8% for the three months ended March 31, 2023, compared to 6.1% for the three months ended March 31, 2022.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended March 31,				Increase / (Decrease)
	2023		2022
Healthcare	$32,255	21.6%	$28,032	23.0%	$4,223
Education	23,165	22.2%	14,306	17.7%	8,859
Commercial	14,067	21.7%	12,214	21.2%	1,853
Total segment operating income	$69,487		$54,552		$14,935
•Healthcare operating income increased primarily due to the increase in revenues, partially offset by increases in compensation costs for our revenue-generating professionals and contractor expenses. The increase in compensation costs was primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2023, and increases in performance bonus expense and share-based compensation expense. Healthcare operating margin decreased primarily due to the increase in contractor expenses, as a percentage of revenues; partially offset by revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals.
•Education operating income increased primarily due to the increase in revenues as well as a decrease in contractor expenses, partially offset by increases in compensation costs for our revenue-generating professionals, technology expenses, and promotion and marketing expenses. The increase in compensation costs was primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2023, and an increase in performance bonus expense. Education operating margin increased primarily driven by the decrease in contractor expenses and revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals.
•Commercial operating income increased primarily due to the increase in revenues, as well as decreases in compensation costs for our support personnel and restructuring charges; partially offset by increases in compensation costs for our revenue-generating professionals and promotion and marketing expenses. The increase in compensation costs for our revenue-generating professionals was primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2023, and an increase in performance bonus expense. Commercial operating margin increased primarily due to the decreases in compensation costs for our support personnel and restructuring charges; partially offset by the increase in promotion and marketing expenses, as a percentage of revenues.
Other Income (Expense), Net
Interest expense, net of interest income increased $2.1 million to $4.3 million in the first quarter of 2023 from $2.2 million in the first quarter of 2022 primarily attributable to higher levels of borrowing under our credit facility and higher interest rates during the first quarter of 2023 compared to the first quarter of 2022. See “Liquidity and Capital Resources” below and Note 6 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income, net decreased $22.6 million to $1.7 million in the first quarter of 2023 from $24.4 million in the first quarter of 2022. The decrease in other income, net was primarily attributable to a $27.0 million unrealized gain recognized in the first quarter of 2022 related to the increase in the fair value of our preferred stock investment in Medically Home. See Note 9 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our preferred stock investment in Medically Home. This decrease in other income, net was partially offset by a $4.4 million increase in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability. During the first quarter of 2023, we recognized a $1.8 million gain for the market value of our deferred compensation investments compared to a $2.6 million loss recognized in the first quarter of 2022.

Income Tax Expense
For the three months ended March 31, 2023, our effective tax rate was 15.3% as we recognized income tax expense of $2.4 million on income of $15.8 million. The effective tax rate of 15.3% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the quarter and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability. These favorable items were partially offset by certain nondeductible expense items.
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
Net Income and Earnings per Share
Net income decreased $13.4 million to $13.4 million for the three months ended March 31, 2023 from $26.9 million for the same period last year, driven by the $27.0 million unrealized gain recognized in the first quarter of 2022 related to the increase in fair value of our preferred stock investment. As a result of the decrease in net income, diluted earnings per share for the first quarter of 2023 was $0.68 compared to $1.27 for the first quarter of 2022.
EBITDA and Adjusted EBITDA
EBITDA decreased $20.7 million to $26.7 million for the first quarter of 2023 from $47.4 million for the first quarter of 2022. The decrease in EBITDA was primarily attributable to the $27.0 million unrealized gain recognized in the first quarter of 2022 related to the increase in the fair value of our preferred stock investment; as well as the increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability. These decreases to EBITDA were partially offset by the increase in segment operating income.
Adjusted EBITDA increased $7.4 million to $29.5 million in the first quarter of 2023 from $22.1 million in the first quarter of 2022. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income, excluding the impact of segment restructuring charges; partially offset by the increase in corporate expenses, excluding the impacts of the change in the market value of our deferred compensation liability and corporate restructuring charges.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $6.7 million to $17.1 million in the first quarter of 2023 compared to $10.3 million in the first quarter of 2022. As a result of the increase in adjusted net income, adjusted diluted earnings per share was $0.87 for the first quarter of 2023, compared to $0.49 for the first quarter of 2022.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $12.0 million and $11.8 million at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Three Months Ended March 31,
Cash Flows (in thousands):	2023	2022
Net cash used in operating activities	$(92,101)	$(79,099)
Net cash used in investing activities	(10,172)	(3,316)
Net cash provided by financing activities	102,449	71,387
Effect of exchange rate changes on cash	16	(5)
Net increase (decrease) in cash and cash equivalents	$192	$(11,033)
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
Net cash used in operating activities increased $13.0 million to $92.1 million for the three months ended March 31, 2023 from $79.1 million for the three months ended March 31, 2022. The increase in net cash used in operating activities was primarily related to an increase in the amount paid for annual performance bonuses in the first quarter of 2023 compared to the first quarter of 2022, an increase in salaries and related expenses for our revenue-generating professionals, and increases in payments for selling, general and administrative expenses for the first three months of 2023 compared to the same prior year period; largely offset by an increase in cash collections in the first three months of 2023 compared to the same prior year period.
Additionally, in the first quarter of 2023, our unbilled receivables increased, partially driven by certain large Healthcare and Education engagements where our services performed and revenue recognized exceeded the amounts billed to clients in accordance with the contractual billing terms. We expect to bill and collect for these services in the second half of 2023. In the future, we may enter into additional client engagements with similar deferred billing terms.
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
The use of cash in the first three months of 2023 primarily consisted of $6.6 million for payments related to internally developed software to advance our Healthcare and Education software products; $2.0 million for purchases of property and equipment, primarily related to purchases of computers and related equipment; and $1.8 million for contributions to our life insurance policies.
The use of cash in the first three months of 2022 included $3.9 million for purchases of property and equipment, primarily related to purchases of leasehold improvements and furniture for certain office spaces and computers and related equipment; $2.3 million for the purchase of a business and $2.1 million for payments related to internally developed software. These uses of cash for investing activities were partially offset by $4.8 million of cash received for the sale of our aircraft in the first quarter of 2022.

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
Net cash provided by financing activities was $102.4 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, we borrowed $201.0 million primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2023, and made repayments on our borrowings of $44.0 million. Additionally, during the first three months of 2023, we paid $45.1 million for share repurchases, including $1.1 million related to the settlement of share repurchases that were accrued as of December 31, 2022, and reacquired $9.5 million of common stock as a result of tax withholdings upon vesting of share-based compensation.
Net cash provided by financing activities was $71.4 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, we borrowed $150.0 million under our credit facility primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2022, and made repayments on our borrowings of $47.8 million. These repayments on our borrowings included the repayment of the outstanding principal of our promissory note due 2024 of $2.7 million from the proceeds received for the sale of our aircraft. Additionally, during the first three months of 2022, we repurchased and retired $23.9 million of our common stock under our share repurchase program, and settled $0.2 million of share repurchases that were accrued as of December 31, 2021. We also reacquired $6.9 million of common stock as a result of tax withholdings upon vesting of share-based compensation.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Subsequent to the initial authorization, our board of directors authorized extensions of the share repurchase program through December 31, 2023 and increased the authorized amount to $300 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. As of March 31, 2023, $64.8 million remained available for share repurchases under our share repurchase program.
Financing Arrangements
At March 31, 2023, we had $447.0 million outstanding under our senior secured credit facility, as discussed below.

The Company has a $600 million five-year senior secured revolving credit facility, subject to the terms of a Third Amended and Restated Credit Agreement dated as of November 15, 2022 (the "Amended Credit Agreement") that becomes due and payable in full upon maturity on November 15, 2027. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount up to $250 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $850 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, permitted acquisitions, and other general corporate purposes.
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
In April 2023, the Company and PNC Capital Markets, LLC, as Sustainability Structuring Agent, with the consent of the Required Lenders (as defined in the Amended Credit Agreement), amended the Amended Credit Agreement to incorporate specified key performance indicators with respect to certain environmental, social and governance targets of the Company. Based upon the performance of the Company against those key performance indicators in each Reference Year (as defined in the First Amendment), certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees will be made. These annual adjustments will not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At March 31, 2023 and December 31, 2022, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of March 31, 2023 was 2.75 to 1.00, compared to 1.92 to 1.00 as of December 31, 2022. Our Consolidated Interest Coverage Ratio as of March 31, 2023 was 12.63 to 1.00, compared to 14.04 to 1.00 as of December 31, 2022.
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
Principal borrowings outstanding under the Amended Credit Agreement at March 31, 2023 and December 31, 2022 totaled $447.0 million and $290.0 million, respectively. These borrowings carried a weighted average interest rate of 4.8% at March 31, 2023 and 3.8% at December 31, 2022, including the impact of the interest rate swaps described in Note 8 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At March 31, 2023, we had outstanding letters of credit totaling $0.6 million, which are used as security deposits for our office facilities. As of March 31, 2023, the unused borrowing capacity under the revolving credit facility was $152.4 million.
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
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies during the three months ended March 31, 2023.
NEW ACCOUNTING PRONOUNCEMENTS
No new accounting pronouncements or changes in accounting pronouncements have been issued or adopted that are material to our consolidated financial statements since those included in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates and changes in the market value of our investments. We use certain derivative instruments to hedge a portion of the interest rate and foreign currency exchange rate risks.
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which have variable interest rates tied to Term SOFR or an alternate base rate, at our option. At March 31, 2023, we had borrowings outstanding under the credit facility totaling $447.0 million that carried a weighted average interest rate of 4.8%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $2.0 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2022, we had borrowings outstanding under the credit facility totaling $290.0 million that carried a weighted average interest rate of 3.8% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $0.9 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one-month Term SOFR and we pay to the counterparty a stated, fixed rate. As of March 31, 2023 and December 31, 2022, the aggregate notional amount of our forward interest rate swap agreements was $250.0 million and $200.0 million, respectively. The outstanding interest rate swap agreements as of March 31, 2023 are scheduled to mature on a staggered basis through February 29, 2028.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates between the U.S. Dollar (USD) and the Indian Rupee (INR) related to our operations in India. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses by entering into non-deliverable foreign exchange forward contracts. As of March 31, 2023 and December 31, 2022, the aggregate notional amounts of these contracts were INR 789.6 million, or $9.6 million, and INR 657.9 million, or $8.0 million, respectively, based on the exchange rates in effect as of each period end. The outstanding foreign exchange forward contracts as of March 31, 2023 are scheduled to mature monthly through December 29, 2023.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign currency exchange rate hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the foreign currency exchange rate between the USD and INR would have an immaterial impact on the fair value of our hedge instruments as of March 31, 2023 and December 31, 2022.

Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of March 31, 2023, the fair value of the investment was $62.8 million, with a total cost basis of $40.9 million. At December 31, 2022, the fair value of the investment was $57.6 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in Medically Home Group, Inc. ("Medically Home"), a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of March 31, 2023 and December 31, 2022, the carrying value of the investment was $33.6 million with a total cost basis of $5.0 million. During the first quarter of 2022, we recognized an unrealized gain of $27.0 million on our preferred stock investment resulting from an observable price change of preferred stock with similar rights and preferences to our preferred stock investment issued by Medically Home. Following our purchase, we have not identified any impairment of our investment.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure. Refer to Note 8 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 28, 2023, for a complete description of the material risks we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2023, we reacquired 135,420 shares of common stock with a weighted average fair market value of $70.37 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Subsequent to the initial authorization, our board of directors authorized extensions of the share repurchase program through December 31, 2023 and increased the authorized amount to $300 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
January 1, 2023 - January 31, 2023	273,369	$69.42	263,948	$90,558,075
February 1, 2023 - February 28, 2023	368,946	$69.69	368,946	$64,836,694
March 1, 2023 - March 31, 2023	125,999	$70.22	—	$64,836,694
Total	768,314	$69.68	632,894
(1)The number of shares repurchased included 9,421 shares in January 2023 and 125,999 shares in March 2023 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1†	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of April 28, 2023, by and among Huron Consulting Group Inc., as Borrower, and PNC Capital Markets LLC, as Sustainability Structuring Agent for and on behalf of the Lenders.			8-K		10.1	5/2/2023
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
††    Pursuant to Regulation S-K 601(b)(10)(iv), certain exhibits to this Exhibit have been omitted. The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, a copy of any or all omitted exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	May 2, 2023	/s/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer