Form 10-Q
period 2023-06-30
Huron Consulting Group Inc.
filed 2023-07-27
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of July 20, 2023, 19,024,193 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$16,583	$11,834
Receivables from clients, net of allowances of $16,808 and $10,600, respectively	152,300	147,852
Unbilled services, net of allowances of $3,283 and $3,850, respectively	174,409	141,781
Income tax receivable	6,475	960
Prepaid expenses and other current assets	29,734	26,057
Total current assets	379,501	328,484
Property and equipment, net	23,440	26,107
Deferred income taxes, net	1,397	1,554
Long-term investments	97,227	91,194
Operating lease right-of-use assets	27,829	30,304
Other non-current assets	83,777	73,039
Intangible assets, net	19,188	23,392
Goodwill	624,966	624,966
Total assets	$1,257,325	$1,199,040
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,720	$14,254
Accrued expenses and other current liabilities	27,472	27,268
Accrued payroll and related benefits	126,430	171,723
Current maturities of operating lease liabilities	11,208	10,530
Deferred revenues	24,703	21,909
Total current liabilities	199,533	245,684
Non-current liabilities:
Deferred compensation and other liabilities	34,363	33,614
Long-term debt	395,000	290,000
Operating lease liabilities, net of current portion	41,407	45,556
Deferred income taxes, net	35,404	32,146
Total non-current liabilities	506,174	401,316
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 21,863,932 and 22,507,159 shares issued, respectively	218	223
Treasury stock, at cost, 2,840,319 and 2,711,712 shares, respectively	(141,407)	(137,556)
Additional paid-in capital	279,070	318,706
Retained earnings	390,679	352,548
Accumulated other comprehensive income	23,058	18,119
Total stockholders’ equity	551,618	552,040
Total liabilities and stockholders’ equity	$1,257,325	$1,199,040
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues and reimbursable expenses:
Revenues	$346,759	$273,325	$664,654	$533,374
Reimbursable expenses	8,140	7,492	16,630	12,218
Total revenues and reimbursable expenses	354,899	280,817	681,284	545,592
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	235,198	189,233	463,581	376,480
Reimbursable expenses	8,121	7,576	16,745	12,332
Selling, general and administrative expenses	64,019	46,033	126,308	94,428
Restructuring charges	1,699	2,069	3,983	3,624
Depreciation and amortization	6,143	6,902	12,517	13,766
Total operating expenses	315,180	251,813	623,134	500,630
Operating income	39,719	29,004	58,150	44,962
Other income (expense), net:
Interest expense, net of interest income	(5,796)	(2,446)	(10,099)	(4,642)
Other income (expense), net	1,062	(4,881)	2,781	19,484
Total other income (expense), net	(4,734)	(7,327)	(7,318)	14,842
Income before taxes	34,985	21,677	50,832	59,804
Income tax expense	10,273	7,802	12,701	19,077
Net income	$24,712	$13,875	$38,131	$40,727
Earnings per share:
Net income per basic share	$1.30	$0.67	$2.00	$1.97
Net income per diluted share	$1.27	$0.66	$1.95	$1.94
Weighted average shares used in calculating earnings per share:
Basic	18,939	20,582	19,029	20,715
Diluted	19,486	20,967	19,598	21,047
Comprehensive income (loss):
Net income	$24,712	$13,875	$38,131	$40,727
Foreign currency translation adjustments, net of tax	327	(656)	379	(699)
Unrealized gain (loss) on investment, net of tax	553	773	4,426	(1,888)
Unrealized gain on cash flow hedging instruments, net of tax	2,463	971	134	5,296
Other comprehensive income	3,343	1,088	4,939	2,709
Comprehensive income	$28,055	$14,963	$43,070	$43,436
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	21,910,425	$220	(2,970,118)	$(141,353)	$284,420	$365,967	$19,715	$528,969
Comprehensive income						24,712	3,343	28,055
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	8,683	—	3,386	145	(145)			—
Exercise of stock options	7,464	—			360			360
Share-based compensation					9,806			9,806
Shares redeemed for employee tax withholdings			(2,464)	(199)				(199)
Share repurchases	(193,648)	(2)			(15,371)			(15,373)
Balance at June 30, 2023	21,732,924	$218	(2,969,196)	$(141,407)	$279,070	$390,679	$23,058	$551,618

Balance at March 31, 2022	23,639,953	$237	(2,918,100)	$(135,367)	$395,103	$303,848	$18,461	$582,282
Comprehensive income						13,875	1,088	14,963
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	27,309	—	(15,115)	(931)	931			—
Exercise of stock options	13,731	—			538			538
Share-based compensation					6,049			6,049
Shares redeemed for employee tax withholdings			(2,584)	(127)				(127)
Share repurchases	(497,547)	(5)			(28,341)			(28,346)
Balance at June 30, 2022	23,183,446	$232	(2,935,799)	$(136,425)	$374,280	$317,723	$19,549	$575,359

	Six Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	22,231,593	$223	(2,953,147)	$(137,556)	$318,706	$352,548	$18,119	$552,040
Comprehensive income						38,131	4,939	43,070
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	306,264	3	121,835	5,877	(5,880)			—
Exercise of stock options	21,609	—			987			987
Share-based compensation					24,895			24,895
Shares redeemed for employee tax withholdings			(137,884)	(9,728)				(9,728)
Share repurchases	(826,542)	(8)			(59,638)			(59,646)
Balance at June 30, 2023	21,732,924	$218	(2,969,196)	$(141,407)	$279,070	$390,679	$23,058	$551,618

Balance at December 31, 2021	23,868,918	$239	(2,908,849)	$(135,969)	$413,794	$276,996	$16,840	$571,900
Comprehensive income						40,727	2,709	43,436
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	304,938	3	115,125	6,555	(6,558)			—
Exercise of stock options	30,536	—			1,185			1,185
Share-based compensation					18,100			18,100
Shares redeemed for employee tax withholdings			(142,075)	(7,011)				(7,011)
Share repurchases	(1,020,946)	(10)			(52,241)			(52,251)
Balance at June 30, 2022	23,183,446	$232	(2,935,799)	$(136,425)	$374,280	$317,723	$19,549	$575,359
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$38,131	$40,727
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	12,549	13,766
Non-cash lease expense	3,340	3,174
Lease-related impairment charge	2,086	—
Share-based compensation	23,151	15,166
Amortization of debt discount and issuance costs	382	397
Allowances for doubtful accounts	53	47
Deferred income taxes	1,755	7,089
(Gain) loss on sale of property and equipment, excluding transaction costs	1	(1,117)
Change in fair value of contingent consideration liabilities	(233)	33
Change in fair value of preferred stock investment	—	(26,964)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients, net	(4,440)	(28,825)
(Increase) decrease in unbilled services, net	(32,567)	(28,329)
(Increase) decrease in current income tax receivable / payable, net	(6,141)	9,394
(Increase) decrease in other assets	(4,880)	3,984
Increase (decrease) in accounts payable and other liabilities	(5,594)	(13,524)
Increase (decrease) in accrued payroll and related benefits	(44,277)	(43,420)
Increase (decrease) in deferred revenues	2,804	(1,834)
Net cash used in operating activities	(13,880)	(50,236)
Cash flows from investing activities:
Purchases of property and equipment	(3,725)	(6,800)
Investment in life insurance policies	(2,188)	—
Distributions from life insurance policies	2,956	—
Purchases of businesses	38	(1,948)
Capitalization of internally developed software costs	(12,998)	(3,974)
Proceeds from note receivable	154	157
Proceeds from sale of property and equipment	—	4,750
Divestiture of business	—	207
Net cash used in investing activities	(15,763)	(7,608)
Cash flows from financing activities:
Proceeds from exercises of stock options	987	1,185
Shares redeemed for employee tax withholdings	(9,728)	(7,011)
Share repurchases	(60,368)	(52,443)
Proceeds from bank borrowings	230,000	224,000
Repayments of bank borrowings	(125,000)	(114,780)
Payments for debt issuance costs	(58)	—
Deferred payments on business acquisition	(1,500)	(1,875)
Net cash provided by financing activities	34,333	49,076
Effect of exchange rate changes on cash	59	(55)
Net increase (decrease) in cash and cash equivalents	4,749	(8,823)
Cash and cash equivalents at beginning of the period	11,834	20,781
Cash and cash equivalents at end of the period	$16,583	$11,958
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$4,437	$3,134
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,839	$102
Contingent consideration related to purchase of business	$—	$869
Excise tax on net share repurchases included in current liabilities	$385	$—
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2023 and 2022. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the period ended March 31, 2023. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
3. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2023.

	Healthcare	Education	Commercial	Total
Balance as of December 31, 2022:
Goodwill	$644,238	$123,652	$312,968	$1,080,858
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2022	$454,214	$122,235	$48,517	$624,966
Goodwill, net as of June 30, 2023	$454,214	$122,235	$48,517	$624,966
Intangible Assets
Intangible assets as of June 30, 2023 and December 31, 2022 consisted of the following:

		As of June 30, 2023		As of December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	5 to 13	$65,083	$50,630	$74,583	$57,219
Technology and software	2 to 5	13,330	9,051	13,330	7,975
Trade names	6	6,000	6,000	6,000	5,907
Non-competition agreements	2 to 5	920	464	920	340
Total		$85,333	$66,145	$94,833	$71,441
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Intangible asset amortization expense was $2.0 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively; and $4.2 million and $5.7 million for the six months ended June 30, 2023 and 2022, respectively. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of June 30, 2023.

Year Ending December 31,	Estimated Amortization Expense
2023	$8,122
2024	$4,674
2025	$3,503
2026	$2,519
2027	$1,773
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
4. Revenues
For the three months ended June 30, 2023 and 2022, we recognized revenues of $346.8 million and $273.3 million, respectively. Of the $346.8 million recognized in the second quarter of 2023, we recognized revenues of $14.8 million from obligations satisfied, or partially satisfied, in prior periods, of which $12.6 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $2.2 million was due to the release of allowances on receivables from clients and unbilled services. Of the $273.3 million recognized in the second quarter of 2022, we recognized revenues of $5.1 million from obligations satisfied, or partially satisfied, in prior periods, of which $3.7 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements, and $1.4 million was primarily due to the release of allowances on receivables from clients and unbilled services.
For the six months ended June 30, 2023 and 2022, we recognized revenues of $664.7 million and $533.4 million, respectively. Of the $664.7 million recognized in the first six months of 2023, we recognized revenues of $6.3 million from obligations satisfied, or partially satisfied, in prior periods, of which $5.0 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements, and $1.3 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $533.4 million recognized in the first six months of 2022, we recognized revenues of $3.4 million from obligations satisfied, or partially satisfied, in prior periods, of which $2.1 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements, and $1.3 million was primarily due to the release of allowances on receivables from clients and unbilled services.
As of June 30, 2023, we had $240.0 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $240.0 million of performance obligations, we expect to recognize $54.1 million as revenue in 2023, $66.3 million in 2024, and the remaining $119.6 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance as of June 30, 2023 and December 31, 2022 was $43.7 million and $50.2 million, respectively. The $6.5 million decrease primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of June 30, 2023 and

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
December 31, 2022, was $24.7 million and $21.9 million, respectively. The $2.8 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and six months ended June 30, 2023, $3.9 million and $20.3 million of revenues recognized were included in the deferred revenue balance as of December 31, 2022, respectively.
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
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$24,712	$13,875	$38,131	$40,727

Weighted average common shares outstanding – basic	18,939	20,582	19,029	20,715
Weighted average common stock equivalents	547	385	569	332
Weighted average common shares outstanding – diluted	19,486	20,967	19,598	21,047

Net income per basic share	$1.30	$0.67	$2.00	$1.97
Net income per diluted share	$1.27	$0.66	$1.95	$1.94
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above for the three and six months ended June 30, 2023 and 2022 were both less than 0.1 million shares, and related to unvested restricted stock and outstanding common stock options.
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
In the three and six months ended June 30, 2023, we repurchased and retired 193,648 and 826,542 shares for $15.4 million and $59.6 million, respectively. Additionally, in the first quarter of 2023, we settled the repurchase of 15,200 shares for $1.1 million which were accrued as of December 31, 2022. In the three and six months ended June 30, 2022, we repurchased and retired 497,547 and 1,020,946 shares for $28.3 million and $52.2 million, respectively. Additionally in the first quarter of 2022, we settled the repurchase of 3,820 shares for $0.2 million that were accrued as of December 31, 2021. As of June 30, 2023, $49.6 million remained available for share repurchases under our share repurchase program.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
6. Financing Arrangements
The Company has a $600 million five-year senior secured revolving credit facility, subject to the terms of a Third Amended and Restated Credit Agreement dated as of November 15, 2022 (as amended, the "Amended Credit Agreement") that becomes due and payable in full upon maturity on November 15, 2027. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount up to $250 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $850 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, permitted acquisitions, and other general corporate purposes.
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
In April 2023, the Company and PNC Capital Markets, LLC, as Sustainability Structuring Agent, with the consent of the Required Lenders (as defined in the Amended Credit Agreement), entered into the first amendment to the Amended Credit Agreement (the "First Amendment") to incorporate specified key performance indicators with respect to certain environmental, social and governance targets of the Company. Based upon the performance of the Company against those key performance indicators in each Reference Year (as defined in the First Amendment), certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees will be made. These annual adjustments will not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio total debt is on a gross basis and is not netted against our cash balances. At June 30, 2023, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.17 to 1.00 and a Consolidated Interest Coverage Ratio of 11.23 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at June 30, 2023 totaled $395.0 million and are classified as long-term debt in our consolidated balance sheet. These borrowings carried a weighted average interest rate of 4.6%, including the effect of the interest rate swaps described in Note 8 “Derivative Instruments and Hedging Activity.” Borrowings outstanding under the Amended Credit Agreement at December 31, 2022 were $290.0 million and carried a weighted average interest rate of 3.8%, including the effect of the interest rate swaps in effect at that time. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
credit facility and outstanding letters of credit. At June 30, 2023, we had outstanding letters of credit totaling $0.7 million, which are used as security deposits for our office facilities. As of June 30, 2023, the unused borrowing capacity under the revolving credit facility was $204.3 million.
7. Restructuring Charges
Restructuring charges for the three and six months ended June 30, 2023 were $1.7 million and $4.0 million, respectively. The $1.7 million of restructuring charges recognized in the second quarter of 2023 included $0.9 million of employee-related expenses; $0.3 million related to the abandonment of a capitalized software development project; $0.2 million of rent and related expenses, net of sublease income, for previously vacated office spaces; and $0.2 million related to non-cash lease impairment charges driven by updated sublease assumptions for previously vacated office spaces. The $4.0 million of restructuring charges incurred in the first six months of 2023 included a $1.9 million non-cash impairment charge on the fixed assets and right-of-use operating lease asset related to our office space in Hillsboro, Oregon, which we exited in the first quarter of 2023; $0.9 million of employee-related expenses; $0.6 million for rent and related expenses, net of sublease income, for previously vacated office spaces; $0.3 million related to the abandonment of a capitalized software development project; and $0.2 million related to non-cash lease impairment charges driven by updated sublease assumptions for previously vacated office spaces.
Restructuring charges for the three and six months ended June 30, 2022 were $2.1 million and $3.6 million. The $2.1 million of restructuring charges recognized in the second quarter of 2022 included $1.1 million of employee-related expenses; $0.4 million of rent and related expenses, net of sublease income, for previously vacated office spaces; $0.5 million for third-party transaction expenses related to the modification of our operating model; and $0.1 million related to the divestiture of our Life Sciences business in the fourth quarter of 2021. The $3.6 million of restructuring charges incurred in the first six months of 2022 included $1.6 million of employee-related expenses; $1.0 million of rent and related expenses, net of sublease income, for previously vacated office spaces; $0.6 million for third-party transaction expenses related to the modification of our operating model; $0.3 million of accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use; and $0.1 million related to the divestiture of our Life Sciences business in the fourth quarter of 2021.
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the six months ended June 30, 2023.

	Employee Costs	Other	Total
Balance as of December 31, 2022	$3,751	$568	$4,319
Additions	943	—	943
Payments	(3,489)	(74)	(3,563)
Adjustments	—	41	41
Balance as of June 30, 2023	$1,205	$535	$1,740
All of the $1.2 million restructuring charge liability related to employee costs at June 30, 2023 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits in our consolidated balance sheet. All of the $0.5 million other restructuring charge liability at June 30, 2023, which relates to the early termination of a contract in 2022, is expected to be paid in the next 12 months and is included as a component of accrued expenses and other current liabilities in our consolidated balance sheet.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Interest Rate Swaps
We are party to forward interest rate swap agreements with aggregate notional amounts of $250.0 million and $200.0 million as of June 30, 2023 and December 31, 2022, respectively. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through February 29, 2028.
As of June 30, 2023, it was anticipated that $6.2 million of the gains, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.
Foreign Exchange Forward Contracts
We are party to non-deliverable foreign exchange forward contracts that are scheduled to mature monthly through April 30, 2024. As of June 30, 2023 and December 31, 2022, the aggregate notional amounts of these contracts were INR 625.1 million, or $7.6 million, and INR 657.9 million, or $8.0 million, respectively, based on the exchange rates in effect as of each period end.
As of June 30, 2023, it was anticipated that all of the $0.1 million of gains, net of tax, related to foreign exchange forward contracts currently recorded in accumulated other comprehensive income will be reclassified into direct costs in our consolidated statement of operations within the next 12 months.
The table below sets forth additional information relating to our derivative instruments as of June 30, 2023 and December 31, 2022.

Derivative Instrument	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate swaps	Prepaid expenses and other current assets	$8,293	$7,108
Interest rate swaps	Other non-current assets	4,057	5,131
Foreign exchange forward contracts	Prepaid expenses and other current assets	79	—
Total Assets		$12,429	$12,239

Interest rate swaps	Deferred compensation and other liabilities	$126	$—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	1	120
Total Liabilities		$127	$120
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets:
Interest rate swaps	$—	$12,224	$—	$12,224
Convertible debt investment	—	—	63,596	63,596
Foreign exchange forward contracts	—	79	—	79
Deferred compensation assets	—	32,239	—	32,239
Total assets	$—	$44,542	$63,596	$108,138
Liabilities:
Foreign exchange forward contracts	$—	$1	$—	$1
Contingent consideration for business acquisitions	—	—	1,957	1,957
Total liabilities	$—	$1	$1,957	$1,958
December 31, 2022
Assets:
Interest rate swaps	$—	$12,239	$—	$12,239
Convertible debt investment	—	—	57,563	57,563
Deferred compensation assets	—	29,875	—	29,875
Total assets	$—	$42,114	$57,563	$99,677
Liabilities:
Foreign exchange forward contracts	$—	$120	$—	$120
Contingent consideration for business acquisitions	—	—	3,190	3,190
Total liabilities	$—	$120	$3,190	$3,310
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 24.0% as of June 30, 2023 and December 31, 2022; and the concluded equity volatility of 40.0% as of June 30, 2023 and December 31, 2022, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates. The fair value of the convertible debt investment is recorded in long-term investments in our consolidated balance sheets.
The table below sets forth the changes in the balance of the convertible debt investment for the six months ended June 30, 2023.

Convertible Debt Investment
Balance as of December 31, 2022	$57,563
Change in fair value	6,033
Balance as of June 30, 2023	$63,596
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was 6.1% as of June 30, 2023 and 5.5% as of December 31, 2022. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the six months ended June 30, 2023.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2022	$3,190
Payment	(1,000)
Change in fair value	(233)
Balance as of June 30, 2023	$1,957
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
During the first quarter of 2022, we recognized a pre-tax unrealized gain of $27.0 million based on an observable price change of preferred stock issued by Medically Home with similar rights and preferences to our preferred stock investment, a Level 2 input. There were no observable price changes for the remainder of 2022 or in the first half of 2023. Since our initial investment, we have recognized cumulative pre-tax unrealized gains of $28.6 million, which were recorded to other income (expense), net in our consolidated statement of operations, and we have not identified any impairments of our investment. As of June 30, 2023 and December 31, 2022, the carrying amount of our preferred stock investment was $33.6 million.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
10. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$327	$—	$327	$(656)	$—	$(656)
Unrealized gain (loss) on investment	$754	$(201)	$553	$1,051	$(278)	$773
Interest rate swaps:
Change in fair value	$5,265	$(1,400)	$3,865	$1,024	$(271)	$753
Reclassification adjustments into earnings	(1,941)	516	(1,425)	297	(79)	218
Net unrealized gain (loss) on interest rate swaps	$3,324	$(884)	$2,440	$1,321	$(350)	$971
Foreign exchange forward contracts:
Change in fair value	$46	$(12)	$34	$—	$—	$—
Reclassification adjustments into earnings	(14)	3	(11)	—	—	—
Net unrealized gain (loss) on foreign exchange forward contracts	$32	$(9)	$23	$—	$—	$—
Other comprehensive income (loss)	$4,437	$(1,094)	$3,343	$1,716	$(628)	$1,088

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$379	$—	$379	$(699)	$—	$(699)
Unrealized gain (loss) on investment	$6,033	$(1,607)	$4,426	$(2,566)	$678	$(1,888)
Interest rate swaps:
Change in fair value	$3,458	$(919)	$2,539	$6,692	$(1,770)	$4,922
Reclassification adjustments into earnings	(3,473)	923	(2,550)	509	(135)	374
Net unrealized gain (loss) on interest rate swaps	$(15)	$4	$(11)	$7,201	$(1,905)	$5,296
Foreign exchange forward contracts:
Change in fair value	$200	$(53)	$147	$—	$—	$—
Reclassification adjustments into earnings	(2)	—	(2)	—	—	—
Net unrealized gain (loss) on foreign exchange forward contracts	$198	$(53)	$145	$—	$—	$—
Other comprehensive income (loss)	$6,595	$(1,656)	$4,939	$3,936	$(1,227)	$2,709
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Accumulated other comprehensive income, net of tax, includes the following components:

			Cash Flow Hedges
	Foreign Currency Translation	Available-for-Sale Investment	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2022	$(3,033)	$12,228	$9,012	$(88)	$18,119
Current period change	379	4,426	(11)	145	4,939
Balance as of June 30, 2023	$(2,654)	$16,654	$9,001	$57	$23,058
11. Income Taxes
For the three months ended June 30, 2023, our effective tax rate was 29.4% as we recognized income tax expense of $10.3 million on income of $35.0 million. The effective tax rate of 29.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.6% primarily due to certain nondeductible expense items. These unfavorable items were partially offset by a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability.
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
For the six months ended June 30, 2023, our effective tax rate was 25.0% as we recognized income tax expense of $12.7 million on income of $50.8 million. The effective tax rate of 25.0% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6% primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2023 and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability. These favorable items were partially offset by certain nondeductible expense items.
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
As of June 30, 2023, we had $0.6 million of unrecognized tax benefits which would affect the effective tax rate if recognized. It is reasonably possible that approximately $0.6 million of the liability for unrecognized tax benefits could decrease in the next twelve months due to the expiration of statutes of limitations.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.7 million were outstanding at both June 30, 2023 and December 31, 2022, to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of June 30, 2023 and December 31, 2022, the total estimated fair value of our outstanding contingent consideration liability was $2.0 million and $3.2 million, respectively.

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth information about our operating segments for the three and six months ended June 30, 2023 and 2022, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Healthcare:
Revenues	$173,768	$128,474	$322,817	$250,350
Operating income	$49,151	$30,364	$81,406	$58,396
Segment operating income as a percentage of segment revenues	28.3%	23.6%	25.2%	23.3%
Education:
Revenues	$110,694	$88,225	$214,841	$168,887
Operating income	$27,397	$21,691	$50,562	$35,997
Segment operating income as a percentage of segment revenues	24.8%	24.6%	23.5%	21.3%
Commercial:
Revenues	$62,297	$56,626	$126,996	$114,137
Operating income	$10,472	$11,915	$24,539	$24,129
Segment operating income as a percentage of segment revenues	16.8%	21.0%	19.3%	21.1%
Total Huron:
Revenues	$346,759	$273,325	$664,654	$533,374
Reimbursable expenses	8,140	7,492	16,630	12,218
Total revenues and reimbursable expenses	$354,899	$280,817	$681,284	$545,592

Segment operating income	$87,020	$63,970	$156,507	$118,522
Items not allocated at the segment level:
Other operating expenses	42,923	29,912	89,263	63,460
Depreciation and amortization	4,378	5,054	9,094	10,100
Operating income	39,719	29,004	58,150	44,962
Total other income (expense), net	(4,734)	(7,327)	(7,318)	14,842
Income before taxes	$34,985	$21,677	$50,832	$59,804

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The following table illustrates the disaggregation of revenues by our two principal capabilities: i) Consulting and Managed Services and ii) Digital, and includes a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by Capability	2023	2022	2023	2022
Healthcare:
Consulting and Managed Services	$124,944	$83,955	$226,680	$167,714
Digital	48,824	44,519	96,137	82,636
Total revenues	$173,768	$128,474	$322,817	$250,350
Education:
Consulting and Managed Services	$53,426	$49,279	$106,653	$93,460
Digital	57,268	38,946	108,188	75,427
Total revenues	$110,694	$88,225	$214,841	$168,887
Commercial:
Consulting and Managed Services	$18,885	$14,637	$41,116	$37,281
Digital	43,412	41,989	85,880	76,856
Total revenues	$62,297	$56,626	$126,996	$114,137
Total Huron:
Consulting and Managed Services	$197,255	$147,871	$374,449	$298,455
Digital	149,504	125,454	290,205	234,919
Total revenues	$346,759	$273,325	$664,654	$533,374
For the three and six months ended June 30, 2023 and 2022, substantially all of our revenues were recognized over time. At June 30, 2023 and December 31, 2022, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the three and six months ended June 30, 2023 and 2022, no single client generated greater than 10% of our consolidated revenues.

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
•Digital
Our Digital capabilities represent our technology and analytics services, including technology-related managed services, and software products delivered across industries. Our Digital experts help clients address a variety of business challenges, including, but not limited to, designing and implementing technologies to accelerate transformation, facilitate data-driven decision making and improve customer and employee experiences.
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
To best serve our clients, we continue to diversify our portfolio of offerings. For example, we have broadened our capabilities beyond our leading profit and loss-focused offerings (e.g., revenue cycle, cost transformation) into offerings dedicated to optimizing our clients' financial positions through financial advisory and transaction-related services; transforming care delivery models through virtual health, health equity and social determinants of health models; and evolving organizations by supporting change management and developing the next generation of leaders by applying our best practices (e.g., revenue cycle leadership).
•Education
Our Education segment serves public and private colleges and universities, research institutes and other education-related organizations. Our Education professionals have a depth of expertise in strategy and innovation; business operations, including the research enterprise and student and alumni lifecycle; digital solutions, spanning technology and analytic-related services and Huron Research Suite, the leading software suite designed to facilitate and improve research administration service delivery and compliance; and organizational transformation. Our Education segment clients are increasingly faced with strategic, financial and/or enrollment challenges, increased competition, and a need to modernize their businesses using technology to advance their missions. We combine our deep industry, functional and technical expertise to help clients solve their most pressing challenges, including, but not limited to, transforming business operations with technology and analytics; strengthening research strategies and support services; evolving their organizational strategy; optimizing financial and operational performance; applying innovative enrollment strategies; and enhancing the student lifecycle. We continue to broaden our offerings into new areas; for example, research managed services, advancement, campus health and well-being, and athletics.
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
•Fixed-fee (including software license revenue): In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. Fixed-fee arrangements also include software licenses for certain digital products.
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
•Software support, maintenance and subscriptions: Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from certain cloud-based digital products. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized.
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

Restructuring charges: We have incurred charges due to restructuring various parts of our business. These restructuring charges have primarily consisted of costs associated with office space consolidations, including lease impairment charges and accelerated depreciation on lease-related property and equipment, and employee severance charges. We exclude the effect of the restructuring charges from our non-GAAP measures to permit comparability with periods that are not impacted by these items. We do not include normal, recurring, cash operating expenses in our restructuring charges.
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
RESULTS OF OPERATIONS
Executive Highlights
Highlights from the second quarter of 2023 include:
•Total revenues increased 26.9% to $346.8 million for the second quarter of 2023 from $273.3 million for the second quarter of 2022.
•Diluted EPS increased 92.4% to $1.27 for the second quarter of 2023, compared to $0.66 for the second quarter of 2022.
•Adjusted diluted EPS increased 66.3% to $1.38 for the second quarter of 2023, compared to $0.83 for the second quarter of 2022.
•Net cash provided by operating activities was $78.2 million in the second quarter of 2023, compared to $28.9 million for the second quarter of 2022.
•Returned $59.6 million to shareholders in the first six months of 2023 by repurchasing 826,542 shares of our common stock.

Total revenues increased $73.4 million, or 26.9%, to $346.8 million for the second quarter of 2023 from $273.3 million for the second quarter of 2022. The increase in revenues reflects continued strength in demand for both our Consulting and Managed Services capability and Digital capability across all segments, which reflects our focus on accelerating growth in our healthcare and education industries and growing our presence in commercial industries.
In our Consulting and Managed Services capability, revenues for the second quarter of 2023 increased 33.4%, compared to the second quarter of 2022, and reflected strengthened demand in all of our segments. The utilization rate within our Consulting capability increased to 76.0% in the second quarter of 2023, compared to 73.2% in the second quarter of 2022.
Revenues within our Digital capability increased 19.2% in the second quarter of 2023, compared to the second quarter of 2022, and reflected strength in demand in all of our segments. The utilization rate within our Digital capability increased to 74.7% in the second quarter of 2023, compared to 74.3% in the second quarter of 2022.
The total number of revenue-generating professionals increased to 5,174 as of June 30, 2023, compared to 4,243 as of June 30, 2022, as a result of hiring to support the overall increase in demand for our services within all of our segments. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.
Net income increased $10.8 million to $24.7 million for the three months ended June 30, 2023 from $13.9 million for the same period last year. As a result of the increase in net income, diluted earnings per share for the second quarter of 2023 was $1.27, compared to $0.66 for the second quarter of 2022. Adjusted diluted earnings per share increased 66.3% to $1.38 for the second quarter of 2023, compared to $0.83 for the second quarter of 2022.
Net cash provided by operating activities was $78.2 million in the second quarter of 2023, compared to $28.9 million for the second quarter of 2022. The increase in net cash provided by operating activities was primarily related to an increase in cash collections in the second quarter of 2023, compared to the second quarter of 2022; partially offset by increases in salaries and related expenses for our revenue-generating professionals and payments for selling, general and administrative expenses in the second quarter of 2023, compared to the second quarter of 2022.
In the first six months of 2023, we deployed $59.6 million of capital to repurchase 826,542 shares of our common stock, representing 4.2% of our common stock outstanding as of December 31, 2022.
Summary of Results
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Healthcare:
Revenues	$173,768	$128,474	$322,817	$250,350
Operating income	$49,151	$30,364	$81,406	$58,396
Segment operating income as a percentage of segment revenues	28.3%	23.6%	25.2%	23.3%
Education:
Revenues	$110,694	$88,225	$214,841	$168,887
Operating income	$27,397	$21,691	$50,562	$35,997
Segment operating income as a percentage of segment revenues	24.8%	24.6%	23.5%	21.3%
Commercial:
Revenues	$62,297	$56,626	$126,996	$114,137
Operating income	$10,472	$11,915	$24,539	$24,129
Segment operating income as a percentage of segment revenues	16.8%	21.0%	19.3%	21.1%
Total Huron:
Revenues	$346,759	$273,325	$664,654	$533,374
Reimbursable expenses	8,140	7,492	16,630	12,218
Total revenues and reimbursable expenses	$354,899	$280,817	$681,284	$545,592

Segment operating income	$87,020	$63,970	$156,507	$118,522
Items not allocated at the segment level:
Other operating expenses	42,923	29,912	89,263	63,460
Depreciation and amortization	4,378	5,054	9,094	10,100

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating income	39,719	29,004	58,150	44,962
Total other income (expense), net	(4,734)	(7,327)	(7,318)	14,842
Income before taxes	34,985	21,677	50,832	59,804
Income tax expense	10,273	7,802	12,701	19,077
Net income	$24,712	$13,875	$38,131	$40,727
Earnings per share:
Basic	$1.30	$0.67	$2.00	$1.97
Diluted	$1.27	$0.66	$1.95	$1.94

Other Operating Data:
Number of revenue-generating professionals by segment (at period end):
Healthcare	2,059	1,619	2,059	1,619
Education	1,701	1,407	1,701	1,407
Commercial (1)	1,414	1,217	1,414	1,217
Total	5,174	4,243	5,174	4,243

Revenue by capability:
Consulting and Managed Services (2)	$197,255	$147,871	$374,449	$298,455
Digital	149,504	125,454	290,205	234,919
Total	$346,759	$273,325	$664,654	$533,374

Number of revenue-generating professionals by capability (at period end):
Consulting and Managed Services (3)	2,473	2,018	2,473	2,018
Digital	2,701	2,225	2,701	2,225
Total	5,174	4,243	5,174	4,243

Utilization rate by capability (4):
Consulting	76.0%	73.2%	76.1%	72.4%
Digital	74.7%	74.3%	72.8%	73.6%

(1)The majority of our revenue-generating professionals within our Commercial segment can provide services across all of our industries, including healthcare and education.
(2)Managed Services capability revenues within our Healthcare segment was $17.3 million and $16.1 million for the three months ended June 30, 2023 and 2022, respectively; and $37.1 million and $29.9 million for the six months ended June 30, 2023 and 2022, respectively.
Managed Services capability revenues within our Education segment was $4.9 million and $3.9 million for the three months ended June 30, 2023 and 2022, respectively; and $9.6 million and $7.3 million for the six months ended June 30, 2023 and 2022, respectively.
(3)The number of Managed Services revenue-generating professionals within our Healthcare segment as of June 30, 2023 and 2022 was 772 and 504, respectively.
The number of Managed Services revenue-generating professionals within our Education segment as of June 30, 2023 and 2022 was 106 and 96, respectively.
(4)Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.

Non-GAAP Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$346,759	$273,325	$664,654	$533,374
Net income	$24,712	$13,875	$38,131	$40,727
Add back:
Income tax expense	10,273	7,802	12,701	19,077
Interest expense, net of interest income	5,796	2,446	10,099	4,642
Depreciation and amortization	6,330	7,097	12,883	14,219
EBITDA	47,111	31,220	73,814	78,665
Add back:
Restructuring charges	1,699	2,069	3,983	3,624
Other losses (gains)	(623)	21	(188)	33
Transaction-related expenses	—	—	—	50
Unrealized gain on preferred stock investment	—	—	—	(26,964)
Foreign currency transaction losses (gains), net	288	(100)	368	(81)
Adjusted EBITDA	$48,475	$33,210	$77,977	$55,327
Adjusted EBITDA as a percentage of revenues	14.0%	12.2%	11.7%	10.4%
Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$24,712	$13,875	$38,131	$40,727
Weighted average shares - diluted	19,486	20,967	19,598	21,047
Diluted earnings per share	$1.27	$0.66	$1.95	$1.94
Add back:
Amortization of intangible assets	1,974	2,818	4,205	5,678
Restructuring charges	1,699	2,069	3,983	3,624
Other losses (gains)	(623)	21	(188)	33
Transaction-related expenses	—	—	—	50
Unrealized gain on preferred stock investment	—	—	—	(26,964)
Tax effect of adjustments	(808)	(1,301)	(2,120)	4,658
Total adjustments, net of tax	2,242	3,607	5,880	(12,921)
Adjusted net income	$26,954	$17,482	$44,011	$27,806
Adjusted weighted average shares - diluted	19,486	20,967	19,598	21,047
Adjusted diluted earnings per share	$1.38	$0.83	$2.25	$1.32

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenues
Revenues by segment and capability for the three months ended June 30, 2023 and 2022 were as follows:

Revenues (in thousands)	Three Months Ended June 30,		Increase / (Decrease)
	2023	2022	$	%
Segment:
Healthcare	$173,768	$128,474	$45,294	35.3%
Education	110,694	88,225	22,469	25.5%
Commercial	62,297	56,626	5,671	10.0%
Total revenues	$346,759	$273,325	$73,434	26.9%

Capability:
Consulting and Managed Services	$197,255	$147,871	$49,384	33.4%
Digital	149,504	125,454	24,050	19.2%
Total revenues	$346,759	$273,325	$73,434	26.9%
Revenues increased $73.4 million, or 26.9%, to $346.8 million for the second quarter of 2023 from $273.3 million for the second quarter of 2022. The overall increase in revenues reflects continued strength in demand for both our Consulting and Managed Services capability and Digital capability across all segments, which reflects our focus on accelerating growth in our healthcare and education industries and growing our presence in commercial industries. Additional information on our revenues by segment follows.
•Healthcare revenues increased $45.3 million, or 35.3%, primarily driven by strong results in our performance improvement solution due to strengthened demand and exceeding performance expectations on certain performance-based arrangements. The increase in Healthcare revenue was also attributable to strengthened demand for our financial advisory solutions within our Consulting and Managed Services capability and our technology and analytics services within our Digital capability. Revenues in the second quarter of 2023 included $0.3 million of incremental revenues from our acquisition of Customer Evolution, LLC, which was completed in December 2022.
The number of revenue-generating professionals within our Healthcare segment grew 27.2% to 2,059 as of June 30, 2023, compared to 1,619 as of June 30, 2022.
•Education revenues increased $22.5 million, or 25.5%, driven by strengthened demand for our technology and analytics services and software products within our Digital capability, as well as strengthened demand for our strategy and operations and research solutions within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Education segment grew 20.9% to 1,701 as of June 30, 2023, compared to 1,407 as of June 30, 2022.
•Commercial revenues increased $5.7 million, or 10.0%, driven by strengthened demand for our financial advisory solutions within our Consulting and Managed Services capability and our technology and analytics services within our Digital capability, partially offset by a decrease in demand for our strategy and innovation solution within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Commercial segment grew 16.2% to 1,414 as of June 30, 2023, compared to 1,217 as of June 30, 2022.

Operating Expenses
Operating expenses for the second quarter of 2023 increased $63.4 million, or 25.2%, over the second quarter of 2022.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Three Months Ended June 30,				Increase / (Decrease)
	2023		2022
Direct costs	$235,198	67.8%	$189,233	69.2%	$45,965
Reimbursable expenses	8,121	2.3%	7,576	2.8%	545
Selling, general and administrative expenses	64,019	18.5%	46,033	16.8%	17,986
Restructuring charges	1,699	0.5%	2,069	0.8%	(370)
Depreciation and amortization	6,143	1.8%	6,902	2.5%	(759)
Total operating expenses	$315,180	90.9%	$251,813	92.1%	$63,367
Direct Costs
Direct costs increased $46.0 million, or 24.3%, to $235.2 million for the second quarter of 2023 from $189.2 million for the second quarter of 2022. The $46.0 million increase primarily related to a $41.2 million increase in compensation costs for our revenue-generating professionals as we continue to invest in and grow our talented team to meet increased market demand. Specifically, the increase in compensation costs is primarily attributable to a $25.2 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2023, a $14.4 million increase in performance bonus expense, and a $2.1 million increase in share-based compensation expense. Additional increases in direct costs include a $1.7 million increase in project costs and a $1.5 million increase in technology costs. As a percentage of revenues, direct costs decreased to 67.8% during the second quarter of 2023, compared to 69.2% during the second quarter of 2022, primarily due to revenue growth that outpaced the increases in compensation costs for our revenue-generating professionals and contractor expenses; partially offset by the increase in project costs, as a percentage of revenues.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $18.0 million, or 39.1%, to $64.0 million in the second quarter of 2023 from $46.0 million in the second quarter of 2022. The $18.0 million increase primarily related to a $14.7 million increase in compensation costs for our support personnel, driven by a $6.3 million increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability, a $4.2 million increase in salaries and related expenses, a $2.7 million increase in performance bonus expense, and a $1.6 million increase in share-based compensation expense. The increase in deferred compensation expense is offset by an increase in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income, net. Additionally, selling, general and administrative expenses increased by $3.2 million for non-payroll costs, which includes a $0.9 million increase in software and data hosting expenses and a $0.8 million increase in promotion and marketing expenses. As a percentage of revenues, selling, general and administrative expenses increased to 18.5% during the second quarter of 2023, compared to 16.8% during the second quarter of 2022. This increase was primarily attributable to an increase in deferred compensation expense, as a percentage of revenues; partially offset by revenue growth that outpaced the increase in salaries and related expenses for our support personnel.
Restructuring Charges
Restructuring charges for the second quarter of 2023 were $1.7 million, compared to $2.1 million for the second quarter of 2022. The $1.7 million of restructuring charges recognized in the second quarter of 2023 included $0.9 million of employee-related expenses; $0.3 million related to the abandonment of a capitalized software development project; $0.2 million of rent and related expenses, net of sublease income, for previously vacated office spaces; and $0.2 million related to non-cash lease impairment charges driven by updated sublease assumptions for previously vacated office spaces.
The $2.1 million of restructuring charges recognized in the second quarter of 2022 included $1.1 million of employee-related expenses; $0.4 million of rent and related expenses, net of sublease income, for previously vacated office spaces; $0.5 million for third-party transaction expenses related to the modification of our operating model; and $0.1 million related to the divestiture of our Life Sciences business in the fourth quarter of 2021.

Depreciation and Amortization
Depreciation and amortization expense decreased $0.8 million, or 11.0%, to $6.1 million in the second quarter of 2023, compared to $6.9 million in the second quarter of 2022. The $0.8 million decrease in depreciation and amortization expense was primarily attributable to intangible assets acquired in business acquisitions that were fully amortized in prior periods and a decrease in amortization of intangible assets acquired in business acquisitions due to the accelerated basis of amortization in prior periods.
Operating Income and Operating Margin
Operating income increased $10.7 million, or 36.9%, to $39.7 million in the second quarter of 2023 from $29.0 million in the second quarter of 2022. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 11.5% for the three months ended June 30, 2023, compared to 10.6% for the three months ended June 30, 2022.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended June 30,				Increase / (Decrease)
	2023		2022
Healthcare	$49,151	28.3%	$30,364	23.6%	$18,787
Education	27,397	24.8%	21,691	24.6%	5,706
Commercial	10,472	16.8%	11,915	21.0%	(1,443)
Total segment operating income	$87,020		$63,970		$23,050
•Healthcare operating income increased $18.8 million, or 61.9%, primarily due to the increase in revenues, partially offset by increases in compensation costs for our revenue-generating professionals, contractor expenses, compensation costs for our support personnel, and project costs. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2023, and an increase in performance bonus expense. Healthcare operating margin increased to 28.3% from 23.6% primarily due to the revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals; partially offset by increases in contractor expenses and project costs, as percentages of revenues.
•Education operating income increased $5.7 million, or 26.3%, primarily due to the increase in revenues as well as a decrease in contractor expenses, partially offset by increases in compensation costs for our revenue-generating professionals and technology expenses. The increase in compensation costs was primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2023, and an increase in performance bonus expense. Education operating margin increased to 24.8% from 24.6% primarily driven by the decrease in contractor expenses; largely offset by increases in compensation costs for our revenue-generating professionals and technology expenses, as percentages of revenue.
•Commercial operating income decreased $1.4 million, or 12.1%, primarily due to increases in compensation costs for our revenue-generating professionals, largely offset by an increase in revenues. The increase in compensation costs for our revenue-generating professionals was primarily related to an increase in performance bonus expense, an increase in headcount, and annual salary increases that went into effect in the first quarter of 2023. The increase in performance bonus expense primarily reflects an increase in the performance bonus adjustment recorded in the second quarter of 2023 compared to the second quarter of 2022 to adjust our year-to-date performance bonus accrual to reflect the revised full-year forecasts. Commercial operating margin decreased to 16.8% from 21.0% primarily driven by the increase in compensation costs for our revenue-generating professionals, as a percentage of revenues.
Other Income (Expense), Net
Interest expense, net of interest income increased $3.4 million to $5.8 million in the second quarter of 2023 from $2.4 million in the second quarter of 2022, which was primarily attributable to higher interest rates and higher levels of borrowing under our credit facility during the second quarter of 2023 compared to the second quarter of 2022. See “Liquidity and Capital Resources” below and Note 6 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income (expense), net increased $5.9 million to income of $1.1 million in the second quarter of 2023 from expense of $4.9 million in the second quarter of 2022. The increase in other income, net was primarily attributable to the $6.4 million increase in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability, partially offset by a $0.4 million increase in foreign currency transaction losses. During the second quarter of 2023, we recognized a $1.3 million gain for the market value of our deferred compensation investments compared to a $5.0 million loss recognized in the second quarter of 2022.

Income Tax Expense
For the three months ended June 30, 2023, our effective tax rate was 29.4% as we recognized income tax expense of $10.3 million on income of $35.0 million. The effective tax rate of 29.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.6% primarily due to certain nondeductible expense items. These unfavorable items were partially offset by a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability.
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
Net Income and Earnings per Share
Net income increased $10.8 million to $24.7 million for the three months ended June 30, 2023 from $13.9 million for the same period last year. As a result of the increase in net income, diluted earnings per share for the second quarter of 2023 was $1.27 compared to $0.66 for the second quarter of 2022.
EBITDA and Adjusted EBITDA
EBITDA increased $15.9 million to $47.1 million for the second quarter of 2023 from $31.2 million for the second quarter of 2022. The increase in EBITDA was primarily attributable to the increase in segment operating income, offset by the increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability.
Adjusted EBITDA increased $15.3 million to $48.5 million in the second quarter of 2023 from $33.2 million in the second quarter of 2022. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income, excluding the impact of segment restructuring charges; partially offset by the increase in corporate expenses, excluding the impacts of the change in the market value of our deferred compensation liability and corporate restructuring charges.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $9.5 million to $27.0 million in the second quarter of 2023, compared to $17.5 million in the second quarter of 2022. As a result of the increase in adjusted net income, adjusted diluted earnings per share was $1.38 for the second quarter of 2023, compared to $0.83 for the second quarter of 2022.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenues
Revenues by segment and capability for the six months ended June 30, 2023 and 2022 were as follows:

Revenues (in thousands)	Six Months Ended June 30,		Increase / (Decrease)
	2023	2022	$	%
Segment:
Healthcare	$322,817	$250,350	$72,467	28.9%
Education	214,841	168,887	45,954	27.2%
Commercial	126,996	114,137	12,859	11.3%
Total revenues	$664,654	$533,374	$131,280	24.6%

Capability:
Consulting and Managed Services	$374,449	$298,455	$75,994	25.5%
Digital	290,205	234,919	55,286	23.5%
Total revenues	$664,654	$533,374	$131,280	24.6%
Revenues increased $131.3 million, or 24.6%, to $664.7 million for the first six months of 2023 from $533.4 million for the first six months of 2022. The overall increase in revenues reflects continued strength in demand for both our Consulting and Managed Services capability and Digital capability across all segments, which reflects our focus on accelerating growth in our healthcare and education industries and growing our presence in commercial industries. Additional information on our revenues by segment follows.

•Healthcare revenues increased $72.5 million, or 28.9%, primarily driven by strong results in our performance improvement solution due to strengthened demand and exceeding performance expectations on certain performance-based arrangements. The increase in Healthcare revenues was also attributable to strengthened demand for our financial advisory and revenue cycle managed services solutions within our Consulting and Managed Services capability and our technology and analytics services within our Digital capability. Revenues in the first six months of 2023 included $0.6 million of incremental revenues from our acquisition of Customer Evolution, LLC, which was completed in December 2022.
The number of revenue-generating professionals within our Healthcare segment grew 27.2% to 2,059 as of June 30, 2023, compared to 1,619 as of June 30, 2022.
•Education revenues increased $46.0 million, or 27.2%, driven by strengthened demand for our technology and analytics services and software products within our Digital capability, as well as strengthened demand for our strategy and operations and research solutions within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Education segment grew 20.9% to 1,701 as of June 30, 2023, compared to 1,407 as of June 30, 2022.
•Commercial revenues increased $12.9 million, or 11.3%, driven by strengthened demand for our financial advisory solutions within our Consulting and Managed Services capability and our technology and analytics services within our Digital capability, partially offset by a decrease in demand for our strategy and innovation solution within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Commercial segment grew 16.2% to 1,414 as of June 30, 2023, compared to 1,217 as of June 30, 2022.
Operating Expenses
Operating expenses for the first six months of 2023 increased $122.5 million, or 24.5%, over the first six months of 2022.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Six Months Ended June 30,				Increase / (Decrease)
	2023		2022
Direct costs	$463,581	69.7%	$376,480	70.6%	$87,101
Reimbursable expenses	16,745	2.5%	12,332	2.3%	4,413
Selling, general and administrative expenses	126,308	19.0%	94,428	17.7%	31,880
Restructuring charges	3,983	0.6%	3,624	0.7%	359
Depreciation and amortization	12,517	2.0%	13,766	2.6%	(1,249)
Total operating expenses	$623,134	93.8%	$500,630	93.9%	$122,504
Direct Costs
Direct costs increased $87.1 million, or 23.1%, to $463.6 million for the first six months of 2023 from $376.5 million for the first six months of 2022. The $87.1 million increase primarily related to a $76.5 million increase in compensation costs for our revenue-generating professionals as we continue to invest in and grow our talented team to meet increased market demand. Specifically, the increase in compensation costs is primarily attributable to a $50.3 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2023, a $23.0 million increase in performance bonus expense, and a $3.6 million increase in share-based compensation expense. Additional increases in direct costs include a $3.3 million increase in contractor expenses, a $2.7 million increase in technology costs, and a $2.4 million increase in project costs. As a percentage of revenues, direct costs decreased to 69.7% during the first six months of 2023, compared to 70.6% during the first six months of 2022, primarily due to revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals; partially offset by the increase in project costs, as a percentage of revenues.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $31.9 million, or 33.8%, to $126.3 million in the first six months of 2023 from $94.4 million in the first six months of 2022. The $31.9 million increase primarily related to a $23.3 million increase in compensation costs for our support personnel driven by a $10.6 million increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability, a $6.0 million increase in salaries and related expenses, a $3.3 million increase in performance bonus expense, and a $3.2 million increase in share-based compensation expense. The increase in deferred compensation expense is offset by an increase in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income, net. Additionally, selling, general and administrative expenses increased $8.5 million for non-payroll costs driven by a $2.7 million increase in promotion and marketing expenses, a $2.4 million increase in practice administration and meetings expenses, a $1.7 million increase in software and data hosting expenses, and a $1.0 million gain recognized in the first quarter of 2022 related to the sale of our aircraft. As a percentage of revenues, selling, general and administrative expenses increased to 19.0% during the first six months of 2023, compared to 17.7% during the first six months of 2022. This increase was primarily attributable to an increase in deferred compensation expense, as a percentage of revenues; partially offset by revenue growth that outpaced the increase in other compensation costs for our support personnel.
Restructuring Charges
Restructuring charges for the first six months of 2023 were $4.0 million, compared to $3.6 million for the first six months of 2022. The $4.0 million of restructuring charges incurred in the first six months of 2023 included a $1.9 million non-cash impairment charge on the fixed assets and right-of-use operating lease asset related to our office space in Hillsboro Oregon, which we exited in the first quarter of 2023; $0.9 million of employee-related expenses; $0.6 million for rent and related expenses, net of sublease income, for previously vacated office spaces; $0.3 million related to the abandonment of a capitalized software development project; and $0.2 million related to non-cash lease impairment charges driven by updated sublease assumptions for previously vacated office spaces.
The $3.6 million of restructuring charges incurred in the first six months of 2022 included $1.6 million of employee-related expenses; $1.0 million of rent and related expenses, net of sublease income, for previously vacated office spaces; $0.6 million for third-party transaction expenses related to the modification of our operating model; $0.3 million of accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use; and $0.1 million related to the divestiture of our Life Sciences business in the fourth quarter of 2021.
Depreciation and Amortization
Depreciation and amortization expense, which includes amortization of intangible assets and software development costs previously presented separately, decreased $1.2 million, or 9.1%, to $12.5 million for the first six months of 2023, compared to $13.8 million for first six months of 2022. The $1.2 million decrease in depreciation and amortization expense was primarily attributable to intangible assets acquired in business acquisitions that were fully amortized in prior periods and a decrease in the amortization of intangible assets acquired in business acquisitions due to the accelerated basis of amortization in prior periods.
Operating Income and Operating Margin
Operating income increased $13.2 million to $58.2 million in the first six months of 2023 from $45.0 million in the first six months of 2022. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 8.7% for the first six months of 2023, compared to 8.4% for the first six months of 2022.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Six Months Ended June 30,				Increase / (Decrease)
	2023		2022
Healthcare	$81,406	25.2%	$58,396	23.3%	$23,010
Education	50,562	23.5%	35,997	21.3%	14,565
Commercial	24,539	19.3%	24,129	21.1%	410
Total segment operating income	$156,507		$118,522		$37,985
•Healthcare operating income increased $23.0 million, or 39.4%, primarily due to the increase in revenues, partially offset by increases in compensation costs for our revenue-generating professionals, contractor expenses, compensation costs for our support personnel, and project costs. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2023, an increase in performance bonus expense, and an increase in share-based compensation expense. Healthcare operating margin increased to 25.2% from 23.3% primarily due to the revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals; partially offset by increases in contractor expenses and project costs, as percentages of revenues.

•Education operating income increased $14.6 million, or 40.5%, primarily due to the increase in revenues as well as a decrease in contractor expenses, partially offset by increases in compensation costs for our revenue-generating professionals, technology expenses, and promotion and marketing expenses. The increase in compensation costs was primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2023, and an increase in performance bonus expense. Education operating margin increased to 23.5% from 21.3% primarily driven by the decrease in contractor expenses; partially offset by an increase in technology expenses, as a percentage of revenues.
•Commercial operating income increased $0.4 million, or 1.7%, primarily due to the increase in revenues, largely offset by an increase in compensation costs for our revenue-generating professionals. The increase in compensation costs was primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2023, and an increase in performance bonus expense. The increase in performance bonus expense primarily reflects an increase in the performance bonus adjustment recorded in the first six months of 2023 compared to the first six months of 2022 to adjust our year-to-date performance bonus accrual to reflect the revised full year forecasts. Commercial operating margin decreased to 19.3% from 21.1% primarily driven by an increase in compensation costs for our revenue-generating professionals, as a percentage of revenues; partially offset by a decrease in compensation costs for our support personnel.
Other Income (Expense), Net
Interest expense, net of interest income increased $5.5 million to $10.1 million in the first six months of 2023 from $4.6 million in the first six months of 2022, which was primarily attributable to higher interest rates and higher levels of borrowing under our credit facility during the first six months of 2023 compared to the first six months of 2022. See “Liquidity and Capital Resources” below and Note 6 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income, net decreased $16.7 million to $2.8 million in the first six months of 2023 from $19.5 million in the first six months of 2022. The decrease in other income, net was primarily attributable to a $27.0 million unrealized gain recognized in the first quarter of 2022 related to the increase in the fair value of our preferred stock investment in Medically Home. See Note 9 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our preferred stock investment in Medically Home. This decrease in other income, net was partially offset by a $10.7 million increase in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability. During the first six months of 2023, we recognized a $3.1 million gain for the market value of our deferred compensation investments compared to a $7.6 million loss recognized in the first six months of 2022.
Income Tax Expense
For the six months ended June 30, 2023, our effective tax rate was 25.0% as we recognized income tax expense of $12.7 million on income of $50.8 million. The effective tax rate of 25.0% was more favorable than the statutory rate, inclusive of state income taxes, of 26.6% primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2023 and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability. These favorable items were partially offset by certain nondeductible expense items.
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
Net Income from Continuing Operations and Earnings per Share
Net income decreased $2.6 million to $38.1 million for the six months ended June 30, 2023 from $40.7 million for the same period last year. Diluted earnings per share for the six months ended June 30, 2023 slightly increased to $1.95 compared to $1.94 for the six months ended June 30, 2022 primarily due to a reduction in diluted shares outstanding resulting from the share repurchases completed subsequent to the second quarter of 2022, partially offset by the decrease in net income.
EBITDA and Adjusted EBITDA
EBITDA decreased $4.9 million to $73.8 million for the six months ended June 30, 2023 from $78.7 million for the six months ended June 30, 2022. The decrease in EBITDA was primarily attributable to the $27.0 million unrealized gain recognized in the first quarter of 2022 related to the increase in the fair value of our preferred stock investment; as well as the increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability. These decreases to EBITDA were largely offset by the increase in segment operating income.
Adjusted EBITDA increased $22.7 million to $78.0 million in the first six months of 2023 from $55.3 million in the first six months of 2022. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income; excluding the impact of segment restructuring charges; partially offset by the increase in corporate expenses, excluding the impacts of the change in the market value of our deferred compensation liability and corporate restructuring charges.

Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income increased $16.2 million to $44.0 million in the first six months of 2023 compared to $27.8 million in the first six months of 2022. As a result of the increase in adjusted net income, adjusted diluted earnings per share was $2.25 for the six months ended June 30, 2023, compared to $1.32 for the six months ended June 30, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $16.6 million and $11.8 million at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Six Months Ended June 30,
Cash Flows (in thousands):	2023	2022
Net cash used in operating activities	$(13,880)	$(50,236)
Net cash used in investing activities	(15,763)	(7,608)
Net cash provided by financing activities	34,333	49,076
Effect of exchange rate changes on cash	59	(55)
Net increase (decrease) in cash and cash equivalents	$4,749	$(8,823)
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
Net cash used in operating activities decreased $36.4 million to $13.9 million for the six months ended June 30, 2023 from $50.2 million for the six months ended June 30, 2022. The decrease in net cash used in operating activities was primarily related to an increase in cash collections in the first six months of 2023 compared to the same prior year period; partially offset by an increase in salaries and related expenses for our revenue-generating professionals, an increase in payments for selling, general and administrative expenses for the first six months of 2023 compared to the same prior year period, and an increase in the amount paid for annual performance bonuses in the first quarter of 2023 compared to the first quarter of 2022.
Additionally, for the first six months of 2023, our unbilled receivables increased, partially driven by certain large Healthcare and Education engagements where our services performed and revenue recognized exceeded the amounts billed to clients in accordance with the contractual billing terms. We expect to bill and collect for these services in the second half of 2023. In the future, we may enter into additional client engagements with similar deferred billing terms.
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
Net cash used by investing activities was $15.8 million for the six months ended June 30, 2023 which primarily consisted of $13.0 million for payments related to internally developed software to advance our Healthcare and Education software products; $3.7 million for purchases of property and equipment, primarily related to purchases of computers and related equipment; and $2.2 million for contributions to our life insurance policies. These uses of cash for investing activities were partially offset by $3.0 million of cash received for distributions from our life insurance policies that are used to fund our deferred compensation liability.
Net cash used by investing activities was $7.6 million for the six months ended June 30, 2022 which primarily consisted of $6.8 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements and furniture for certain office spaces; $4.0 million for payments related to internally developed software; and $1.9 million for the purchase of a business. These uses of cash for investing activities were partially offset by $4.8 million of cash received for the sale of our aircraft in the first quarter of 2022.

We estimate that cash utilized for purchases of property and equipment and software development in 2023 will total approximately $35 million to $40 million; primarily consisting of software development costs, information technology related equipment to support our corporate infrastructure, and leasehold improvements and furniture and fixtures for certain office locations.

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
Net cash provided by financing activities was $34.3 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, we borrowed $230.0 million primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2023, and made repayments on our borrowings of $125.0 million. Additionally, during the first six months of 2023, we paid $60.4 million for share repurchases, including $1.1 million related to the settlement of share repurchases that were accrued as of December 31, 2022, and reacquired $9.7 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made deferred acquisition payments of $1.5 million to the sellers of certain businesses we acquired. These payments were primarily the result of achieving specified financial performance targets in accordance with the related purchase agreements.
Net cash provided by financing activities was $49.1 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, we borrowed $224.0 million under our credit facility primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2022, and made repayments on our borrowings of $114.8 million. The repayments on our borrowings included the repayment of the outstanding principal of our promissory note due 2024 of $2.7 million from the proceeds received for the sale of our aircraft. Additionally, during the first six months of 2022, we repurchased and retired $52.2 million of our common stock under our share repurchase program, and settled $0.2 million of share repurchases that were accrued as of December 31, 2021. In the first half of 2022, we reacquired $7.0 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made deferred acquisition payments of $1.9 million to the sellers of certain businesses we acquired. These payments were primarily the result of achieving specified financial performance targets in accordance with the related purchase agreements.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Subsequent to the initial authorization, our board of directors authorized extensions of the share repurchase program through December 31, 2023 and increased the authorized amount to $300 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. As of June 30, 2023, $49.6 million remained available for share repurchases under our share repurchase program.
Financing Arrangements
At June 30, 2023, we had $395.0 million outstanding under our senior secured credit facility, as discussed below.
The Company has a $600 million five-year senior secured revolving credit facility, subject to the terms of a Third Amended and Restated Credit Agreement dated as of November 15, 2022 (as amended, the "Amended Credit Agreement") that becomes due and payable in full upon maturity on November 15, 2027. The Amended Credit Agreement provides the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount up to $250 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $850 million. The initial borrowings under the Amended Credit Agreement were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, permitted acquisitions, and other general corporate purposes.
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
In April 2023, the Company and PNC Capital Markets, LLC, as Sustainability Structuring Agent, with the consent of the Required Lenders (as defined in the Amended Credit Agreement), entered into the first amendment to the Amended Credit Agreement (the "First Amendment") to incorporate specified key performance indicators with respect to certain environmental, social and governance targets of the Company. Based upon the performance of the Company against those key performance indicators in each Reference Year (as defined in the First Amendment), certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees will be made. These annual adjustments will not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At June 30, 2023 and December 31, 2022, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of June 30, 2023 was 2.17 to 1.00, compared to 1.92 to 1.00 as of December 31, 2022. Our Consolidated Interest Coverage Ratio as of June 30, 2023 was 11.23 to 1.00, compared to 14.04 to 1.00 as of December 31, 2022.
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
Principal borrowings outstanding under the Amended Credit Agreement at June 30, 2023 and December 31, 2022 totaled $395.0 million and $290.0 million, respectively. These borrowings carried a weighted average interest rate of 4.6% at June 30, 2023 and 3.8% at December 31, 2022, including the impact of the interest rate swaps described in Note 8 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At June 30, 2023, we had outstanding letters of credit totaling $0.7 million, which are used as security deposits for our office facilities. As of June 30, 2023, the unused borrowing capacity under the revolving credit facility was $204.3 million.
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
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies during the six months ended June 30, 2023.
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
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which have variable interest rates tied to Term SOFR or an alternate base rate, at our option. At June 30, 2023, we had borrowings outstanding under the credit facility totaling $395.0 million that carried a weighted average interest rate of 4.6%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $1.5 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2022, we had borrowings outstanding under the credit facility totaling $290.0 million that carried a weighted average interest rate of 3.8% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $0.9 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of June 30, 2023 and December 31, 2022, the aggregate notional amount of our forward interest rate swap agreements was $250.0 million and $200.0 million, respectively. The outstanding interest rate swap agreements as of June 30, 2023 are scheduled to mature on a staggered basis through February 29, 2028.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates between the U.S. Dollar (USD) and the Indian Rupee (INR) related to our operations in India. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses by entering into non-deliverable foreign exchange forward contracts. As of June 30, 2023 and December 31, 2022, the aggregate notional amounts of these contracts were INR 625.1 million, or $7.6 million, and INR 657.9 million, or $8.0 million, respectively, based on the exchange rates in effect as of each period end. The outstanding foreign exchange forward contracts as of June 30, 2023 are scheduled to mature monthly through April 30, 2024.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign currency exchange rate hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the foreign currency exchange rate between the USD and INR would have an immaterial impact on the fair value of our hedge instruments as of June 30, 2023 and December 31, 2022.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of June 30, 2023, the fair value of the investment was $63.6 million, with a total cost basis of $40.9 million. At December 31, 2022, the fair value of the investment was $57.6 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in Medically Home Group, Inc. ("Medically Home"), a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of June 30, 2023 and December 31, 2022, the carrying value of the investment was $33.6 million with a total cost basis of $5.0 million. During the first quarter of 2022, we recognized an unrealized gain of $27.0 million on our preferred stock investment resulting from an observable price change of preferred stock with similar rights and preferences to our preferred stock investment issued by Medically Home. Following our purchase, we have not identified any impairment of our investment.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2023, we reacquired 2,518 shares of common stock with a weighted average fair market value of $80.24 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Subsequent to the initial authorization, our board of directors authorized extensions of the share repurchase program through December 31, 2023 and increased the authorized amount to $300 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. As of June 30, 2023, $49.6 million remained available for share repurchases under our share repurchase program.
The following table provides information with respect to purchases we made of our common stock during the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
April 1, 2023 - April 30, 2023	2,518	$80.24	—	$64,836,694
May 1, 2023 - May 31, 2023	193,648	$78.64	193,648	$49,602,177
June 1, 2023 - June 30, 2023	—	N/A	—	$49,602,177
Total	196,166	$78.66	193,648
(1)The number of shares repurchased included 2,518 shares in April 2023 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and/or directors during the second quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Rule 10b5-1 Trading Plan Action	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Shares to be Sold
Ekta Singh-Bushell - Director	Adoption	5/8/2023	4/30/2025	1,164
Debra L. Zumwalt - Director	Adoption	5/9/2023	4/30/2024	1,036
James H. Roth - Vice Chairman, Client Relations	Adoption	5/18/2023	4/2/2024	42,548
During the second quarter of 2023, none of our executive officers or directors terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amendment to Huron Consulting Group Inc.'s Third Amended and Restated Certificate of Incorporation, effective May 15, 2023.			DEF 14A		Appendix A	4/5/2023
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc. (as amended on May 15, 2023).			8-K		3.2	5/19/2023
10.1*	Amendment to the Huron Consulting Group Inc. Amended and Restated 2012 Omnibus Incentive Plan, effective May 15, 2023			DEF 14A		Appendix B	4/5/2023
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	July 27, 2023	/s/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer