Form 10-Q
period 2023-09-30
Huron Consulting Group Inc.
filed 2023-11-02
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 26, 2023, 18,747,865 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,398	$11,834
Receivables from clients, net of allowances of $16,011 and $10,600, respectively	166,330	147,852
Unbilled services, net of allowances of $4,779 and $3,850, respectively	192,853	141,781
Income tax receivable	4,500	960
Prepaid expenses and other current assets	32,450	26,057
Total current assets	405,531	328,484
Property and equipment, net	22,919	26,107
Deferred income taxes, net	1,735	1,554
Long-term investments	95,387	91,194
Operating lease right-of-use assets	23,441	30,304
Other non-current assets	87,486	73,039
Intangible assets, net	20,090	23,392
Goodwill	625,711	624,966
Total assets	$1,282,300	$1,199,040
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,987	$14,254
Accrued expenses and other current liabilities	31,591	27,268
Accrued payroll and related benefits	183,872	171,723
Current maturities of operating lease liabilities	11,116	10,530
Deferred revenues	26,217	21,909
Total current liabilities	264,783	245,684
Non-current liabilities:
Deferred compensation and other liabilities	32,700	33,614
Long-term debt	358,000	290,000
Operating lease liabilities, net of current portion	39,207	45,556
Deferred income taxes, net	34,256	32,146
Total non-current liabilities	464,163	401,316
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 21,597,274 and 22,507,159 shares issued, respectively	215	223
Treasury stock, at cost, 2,848,126 and 2,711,712 shares, respectively	(141,729)	(137,556)
Additional paid-in capital	261,995	318,706
Retained earnings	412,195	352,548
Accumulated other comprehensive income	20,678	18,119
Total stockholders’ equity	553,354	552,040
Total liabilities and stockholders’ equity	$1,282,300	$1,199,040
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues and reimbursable expenses:
Revenues	$358,178	$285,370	$1,022,832	$818,744
Reimbursable expenses	9,288	6,816	25,918	19,034
Total revenues and reimbursable expenses	367,466	292,186	1,048,750	837,778
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	244,774	193,368	708,355	569,848
Reimbursable expenses	9,497	6,917	26,242	19,249
Selling, general and administrative expenses	64,347	54,458	190,655	148,886
Restructuring charges	5,402	1,332	9,385	4,956
Depreciation and amortization	6,104	6,812	18,621	20,578
Total operating expenses	330,124	262,887	953,258	763,517
Operating income	37,342	29,299	95,492	74,261
Other income (expense), net:
Interest expense, net of interest income	(5,047)	(3,111)	(15,146)	(7,753)
Other income (expense), net	(1,000)	(785)	1,781	18,699
Total other income (expense), net	(6,047)	(3,896)	(13,365)	10,946
Income before taxes	31,295	25,403	82,127	85,207
Income tax expense	9,779	7,662	22,480	26,739
Net income	$21,516	$17,741	$59,647	$58,468
Earnings per share:
Net income per basic share	$1.15	$0.88	$3.15	$2.85
Net income per diluted share	$1.10	$0.86	$3.05	$2.80
Weighted average shares used in calculating earnings per share:
Basic	18,770	20,109	18,941	20,511
Diluted	19,475	20,615	19,578	20,899
Comprehensive income (loss):
Net income	$21,516	$17,741	$59,647	$58,468
Foreign currency translation adjustments, net of tax	(662)	(1,034)	(283)	(1,733)
Unrealized gain (loss) on investment, net of tax	(1,350)	(830)	3,076	(2,718)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(368)	3,762	(234)	9,058
Other comprehensive income (loss)	(2,380)	1,898	2,559	4,607
Comprehensive income	$19,136	$19,639	$62,206	$63,075
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	21,732,924	$218	(2,969,196)	$(141,407)	$279,070	$390,679	$23,058	$551,618
Comprehensive income (loss)						21,516	(2,380)	19,136
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	16,511	—	385	—	—			—
Purchase of business	16,337	—			1,646			1,646
Share-based compensation					10,063			10,063
Shares redeemed for employee tax withholdings			(3,820)	(322)				(322)
Share repurchases	(290,288)	(3)			(28,784)			(28,787)
Balance at September 30, 2023	21,475,484	$215	(2,972,631)	$(141,729)	$261,995	$412,195	$20,678	$553,354

Balance at June 30, 2022	23,183,446	$232	(2,935,799)	$(136,425)	$374,280	$317,723	$19,549	$575,359
Comprehensive income						17,741	1,898	19,639
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	36,251	—	(835)	(46)	46			—
Exercise of stock options	6,000	—			236			236
Share-based compensation					7,160			7,160
Shares redeemed for employee tax withholdings			(8,020)	(529)				(529)
Share repurchases	(685,641)	(7)			(45,597)			(45,604)
Balance at September 30, 2022	22,540,056	$225	(2,944,654)	$(137,000)	$336,125	$335,464	$21,447	$556,261

	Nine Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	22,231,593	$223	(2,953,147)	$(137,556)	$318,706	$352,548	$18,119	$552,040
Comprehensive income						59,647	2,559	62,206
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	322,775	3	122,220	5,877	(5,880)			—
Exercise of stock options	21,609	—			987			987
Purchase of business	16,337	—			1,646			1,646
Share-based compensation					34,958			34,958
Shares redeemed for employee tax withholdings			(141,704)	(10,050)				(10,050)
Share repurchases	(1,116,830)	(11)			(88,422)			(88,433)
Balance at September 30, 2023	21,475,484	$215	(2,972,631)	$(141,729)	$261,995	$412,195	$20,678	$553,354

Balance at December 31, 2021	23,868,918	$239	(2,908,849)	$(135,969)	$413,794	$276,996	$16,840	$571,900
Comprehensive income						58,468	4,607	63,075
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	341,189	3	114,290	6,509	(6,512)			—
Exercise of stock options	36,536	—			1,421			1,421
Share-based compensation					25,260			25,260
Shares redeemed for employee tax withholdings			(150,095)	(7,540)				(7,540)
Share repurchases	(1,706,587)	(17)			(97,838)			(97,855)
Balance at September 30, 2022	22,540,056	$225	(2,944,654)	$(137,000)	$336,125	$335,464	$21,447	$556,261
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$59,647	$58,468
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	18,653	20,578
Non-cash lease expense	4,840	4,768
Lease-related impairment charges	5,584	—
Share-based compensation	35,398	23,083
Amortization of debt discount and issuance costs	577	595
Allowances for doubtful accounts	53	47
Deferred income taxes	890	7,133
Gain on sale of property and equipment, excluding transaction costs	(61)	(1,117)
Change in fair value of contingent consideration liabilities	(251)	(34)
Change in fair value of preferred stock investment	—	(26,964)
Other, net	—	6
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients, net	(18,508)	(44,759)
(Increase) decrease in unbilled services, net	(51,092)	(31,937)
(Increase) decrease in current income tax receivable / payable, net	(4,365)	14,704
(Increase) decrease in other assets	(6,243)	3,468
Increase (decrease) in accounts payable and other liabilities	(5,361)	(14,538)
Increase (decrease) in accrued payroll and related benefits	10,805	(18,883)
Increase (decrease) in deferred revenues	4,328	(397)
Net cash provided by (used in) operating activities	54,894	(5,779)
Cash flows from investing activities:
Purchases of property and equipment	(5,147)	(9,768)
Investment in life insurance policies	(2,601)	(283)
Distributions from life insurance policies	2,956	2,958
Purchases of businesses	(1,613)	(1,948)
Capitalization of internally developed software costs	(19,610)	(6,855)
Proceeds from note receivable	154	157
Proceeds from sale of property and equipment	62	4,753
Divestiture of business	—	207
Net cash used in investing activities	(25,799)	(10,779)
Cash flows from financing activities:
Proceeds from exercises of stock options	987	1,421
Shares redeemed for employee tax withholdings	(10,050)	(7,540)
Share repurchases	(88,897)	(95,474)
Proceeds from bank borrowings	292,000	287,000
Repayments of bank borrowings	(224,000)	(178,780)
Payments for debt issuance costs	(58)	—
Deferred payments on business acquisition	(1,500)	(1,875)
Net cash provided by (used in) financing activities	(31,518)	4,752
Effect of exchange rate changes on cash	(13)	(144)
Net decrease in cash and cash equivalents	(2,436)	(11,950)
Cash and cash equivalents at beginning of the period	11,834	20,781
Cash and cash equivalents at end of the period	$9,398	$8,831
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$5,308	$3,474
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,320	$1,908
Common stock issued related to purchase of business	$1,646	$—
Contingent consideration accrued related to purchases of businesses	$374	$869
Share repurchases included in current liabilities	$—	$2,572
Excise tax on net share repurchases included in current liabilities	$643	$—
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
We provide our services and products and manage our business through three operating segments: Healthcare, Education, and Commercial. See Note 13 “Segment Information” for more information.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2023 and 2022. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
3. Goodwill and Intangible Assets
Goodwill
The table below sets forth the changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2023.

	Healthcare	Education	Commercial	Total
Balance as of December 31, 2022:
Goodwill	$644,238	$123,652	$312,968	$1,080,858
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2022	$454,214	$122,235	$48,517	$624,966
Goodwill recorded in connection with business acquisition(1)	745	—	—	745
Goodwill, net as of September 30, 2023	$454,959	$122,235	$48,517	$625,711
(1)On September 1, 2023, we completed the acquisition of Roundtable Analytics, Inc. ("Roundtable"), a healthcare analytics company. The results of operations of Roundtable are included within our consolidated financial statements and results of operations of our Healthcare segment as of the acquisition date. The acquisition of Roundtable is not significant to our consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Intangible Assets
Intangible assets as of September 30, 2023 and December 31, 2022 consisted of the following:

		As of September 30, 2023		As of December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	5 to 13	$65,083	$52,003	$74,583	$57,219
Technology and software	2 to 5	16,230	9,613	13,330	7,975
Trade names	6	6,000	6,000	6,000	5,907
Non-competition agreements	2 to 5	920	527	920	340
Total		$88,233	$68,143	$94,833	$71,441
Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Customer relationships as well as certain trade names and technology and software are amortized on an accelerated basis to correspond to the cash flows expected to be derived from the assets. All other intangible assets with finite lives are amortized on a straight-line basis.
Intangible asset amortization expense was $2.0 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively; and $6.2 million and $8.5 million for the nine months ended September 30, 2023 and 2022, respectively. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of September 30, 2023.

Year Ending December 31,	Estimated Amortization Expense
2023	$8,219
2024	$5,554
2025	$4,344
2026	$3,112
2027	$2,127
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
4. Revenues
For the three months ended September 30, 2023 and 2022, we recognized revenues of $358.2 million and $285.4 million, respectively. Of the $358.2 million recognized in the third quarter of 2023, we recognized revenues of $9.6 million from obligations satisfied, or partially satisfied, in prior periods, of which $7.1 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $2.5 million was due to the release of allowances on receivables from clients and unbilled services. Of the $285.4 million recognized in the third quarter of 2022, we recognized revenues of $3.5 million from obligations satisfied, or partially satisfied, in prior periods, which was primarily due to the release of allowances on receivables from clients and unbilled services.
For the nine months ended September 30, 2023 and 2022, we recognized revenues of $1.02 billion and $818.7 million, respectively. Of the $1.02 billion recognized in the first nine months of 2023, we recognized revenues of $10.4 million from obligations satisfied, or partially satisfied, in prior periods, of which $9.1 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.3 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $818.7 million recognized in the first nine months of 2022, we recognized revenues of $4.7 million from obligations satisfied, or partially satisfied, in prior periods, of which $2.5 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $2.2 million was primarily due to the release of allowances on receivables from clients and unbilled services.
As of September 30, 2023, we had $228.4 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $228.4 million of performance obligations, we expect to recognize $25.8 million as revenue in 2023, $72.6 million in 2024, and the remaining $130.0 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset, net balance as of September 30, 2023 and December 31, 2022 was $58.0 million and $50.2 million, respectively. The $7.8 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of September 30, 2023 and December 31, 2022 was $26.2 million and $21.9 million, respectively. The $4.3 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and nine months ended September 30, 2023, $0.9 million and $21.2 million of revenues recognized were included in the deferred revenue balance as of December 31, 2022, respectively.
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
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$21,516	$17,741	$59,647	$58,468

Weighted average common shares outstanding – basic	18,770	20,109	18,941	20,511
Weighted average common stock equivalents	705	506	637	388
Weighted average common shares outstanding – diluted	19,475	20,615	19,578	20,899

Net income per basic share	$1.15	$0.88	$3.15	$2.85
Net income per diluted share	$1.10	$0.86	$3.05	$2.80
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above for the three and nine months ended September 30, 2023 and 2022 were less than 0.1 million shares and related to unvested restricted stock and outstanding common stock options.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Subsequent to the initial authorization, our board of directors authorized extensions of the share repurchase program through December 31, 2023 and increased the authorized amount to $300 million. In the fourth quarter of 2023, our board of directors authorized a further extension of the share repurchase program through December 31, 2024 and increased the authorized amount under the share repurchase program from $300 million to $400 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. All shares

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
repurchased and retired are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.
In the three and nine months ended September 30, 2023, we repurchased and retired 290,288 and 1,116,830 shares for $28.8 million and $88.4 million, respectively. Additionally, in the first quarter of 2023, we settled the repurchase of 15,200 shares for $1.1 million which were accrued as of December 31, 2022. In the three and nine months ended September 30, 2022, we repurchased and retired 685,641 and 1,706,587 shares for $45.6 million and $97.9 million, respectively, including 38,568 shares for $2.6 million which were settled in the fourth quarter of 2022. Additionally in the first quarter of 2022, we settled the repurchase of 3,820 shares for $0.2 million that were accrued as of December 31, 2021. As of September 30, 2023, $21.1 million remained available for share repurchases under our share repurchase program.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio total debt is on a gross basis and is not netted against our cash balances. At September 30, 2023, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 1.82 to 1.00 and a Consolidated Interest Coverage Ratio of 10.86 to 1.00.
Borrowings outstanding under the Amended Credit Agreement at September 30, 2023 totaled $358.0 million and are classified as long-term debt in our consolidated balance sheet. These borrowings carried a weighted average interest rate of 4.4%, including the effect of the interest rate swaps described in Note 8 “Derivative Instruments and Hedging Activity.” Borrowings outstanding under the Amended Credit Agreement at December 31, 2022 were $290.0 million and carried a weighted average interest rate of 3.8%, including the effect of the interest rate swaps in effect at that time. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2023, we had outstanding letters of credit totaling $0.6 million, which are used as security deposits for our office facilities. As of September 30, 2023, the unused borrowing capacity under the revolving credit facility was $241.4 million.
7. Restructuring Charges
Restructuring charges for the three months ended September 30, 2023 were $5.4 million. In the third quarter of 2023, we exited our office space in Lexington, Massachusetts which resulted in a $3.5 million non-cash impairment charge on the related right of use operating lease asset and fixed assets of that office space. Additionally, in the third quarter of 2023, we recognized $1.2 million of employee-related expenses and $0.7 million of rent and related expenses, net of sublease income, for previously vacated office spaces.
Restructuring charges for the nine months ended September 30, 2023 were $9.4 million. In the first nine months of 2023, we exited our office spaces in Hillsboro, Oregon and Lexington, Massachusetts, resulting in non-cash impairment charges of $1.9 million and $3.5 million, respectively, related to the right-of-use operating lease assets and fixed assets. Additionally, in the first nine months of 2023, we recognized $2.2 million of employee-related expenses; $1.3 million for rent and related expenses, net of sublease income, for previously vacated office spaces; $0.3 million related to the abandonment of a capitalized software development project; and $0.2 million related to non-cash lease impairment charges driven by updated sublease assumptions for previously vacated office spaces.
Restructuring charges for the three and nine months ended September 30, 2022 were $1.3 million and $5.0 million, respectively. The $1.3 million of restructuring charges recognized in the third quarter of 2022 included $0.7 million of rent and related expenses, net of sublease income, for previously vacated office spaces; $0.5 million for the early termination of a contract; and $0.1 million of employee-related expenses. The $5.0 million of restructuring charges incurred in the first nine months of 2022 included $1.7 million of employee-related expenses; $1.7 million of rent and related expenses, net of sublease income, for previously vacated office spaces; $0.6 million for third-party transaction expenses related to the modification of our operating model; $0.5 million for the early termination of a contract; $0.3 million of accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use; and $0.1 million related to the divestiture of our Life Sciences business in the fourth quarter of 2021.
The table below sets forth the changes in the carrying value of our restructuring charge liability by restructuring type for the nine months ended September 30, 2023.

	Employee Costs	Other	Total
Balance as of December 31, 2022	$3,751	$568	$4,319
Additions	2,185	—	2,185
Payments	(4,289)	(74)	(4,363)
Adjustments	—	41	41
Balance as of September 30, 2023	$1,647	$535	$2,182
All of the $1.6 million restructuring charge liability related to employee costs at September 30, 2023 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits in our consolidated balance sheet. All of the $0.5 million other restructuring charge liability at September 30, 2023, which relates to the early termination of a contract in 2022, is expected to be paid in the next 12 months and is included as a component of accrued expenses and other current liabilities in our consolidated balance sheet.

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
We have designated all of our derivative instruments as cash flow hedges. Therefore, changes in the fair value of the interest rate swaps and foreign exchange forward contracts are recorded to other comprehensive income to the extent effective and reclassified to earnings upon settlement.
Interest Rate Swaps
We are party to forward interest rate swap agreements with aggregate notional amounts of $250.0 million and $200.0 million as of September 30, 2023 and December 31, 2022, respectively. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through February 29, 2028.
As of September 30, 2023, it was anticipated that $6.4 million of the gains, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.
Foreign Exchange Forward Contracts
We are party to non-deliverable foreign exchange forward contracts that are scheduled to mature monthly through August 31, 2024. As of September 30, 2023 and December 31, 2022, the aggregate notional amounts of these contracts were INR 1,371.2 million, or $16.5 million, and INR 657.9 million, or $8.0 million, respectively, based on the exchange rates in effect as of each period end.
As of September 30, 2023, it was anticipated that all of the $0.1 million of losses, net of tax, related to foreign exchange forward contracts currently recorded in accumulated other comprehensive income will be reclassified into direct costs in our consolidated statement of operations within the next 12 months.
The table below sets forth additional information relating to our derivative instruments as of September 30, 2023 and December 31, 2022.

Derivative Instrument	Balance Sheet Location	September 30, 2023	December 31, 2022
Interest rate swaps	Prepaid expenses and other current assets	$8,218	$7,108
Interest rate swaps	Other non-current assets	3,748	5,131
Foreign exchange forward contracts	Prepaid expenses and other current assets	16	—
Total Assets		$11,982	$12,239

Foreign exchange forward contracts	Accrued expenses and other current liabilities	180	120
Total Liabilities		$180	$120
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
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets:
Interest rate swaps	$—	$11,966	$—	$11,966
Convertible debt investment	—	—	61,756	61,756
Foreign exchange forward contracts	—	16	—	16
Deferred compensation assets	—	31,311	—	31,311
Total assets	$—	$43,293	$61,756	$105,049
Liabilities:
Foreign exchange forward contracts	$—	$180	$—	$180
Contingent consideration for business acquisitions	—	—	2,313	2,313
Total liabilities	$—	$180	$2,313	$2,493
December 31, 2022
Assets:
Interest rate swaps	$—	$12,239	$—	$12,239
Convertible debt investment	—	—	57,563	57,563
Deferred compensation assets	—	29,875	—	29,875
Total assets	$—	$42,114	$57,563	$99,677
Liabilities:
Foreign exchange forward contracts	$—	$120	$—	$120
Contingent consideration for business acquisitions	—	—	3,190	3,190
Total liabilities	$—	$120	$3,190	$3,310
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. The carrying value is recorded in long-term investments in our consolidated balance sheets. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 24.5% and 24.0% as of September 30, 2023 and December 31, 2022, respectively; and the concluded equity volatility of 35.0% and 40.0% as of September 30, 2023 and December 31, 2022, respectively, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the convertible debt investment for the nine months ended September 30, 2023.

Convertible Debt Investment
Balance as of December 31, 2022	$57,563
Change in fair value	4,193
Balance as of September 30, 2023	$61,756
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was 6.2% as of September 30, 2023 and 5.5% as of December 31, 2022. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the nine months ended September 30, 2023.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2022	$3,190
Acquisition	374
Payment	(1,000)
Change in fair value	(251)
Balance as of September 30, 2023	$2,313
Financial assets and liabilities not recorded at fair value on a recurring basis are as follows:
Medically Home Preferred Stock Investment
In the fourth quarter of 2019, we invested $5.0 million in Medically Home Group, Inc. (“Medically Home”), a hospital-at-home company. The investment was made in the form of preferred stock. To determine the appropriate accounting treatment for our preferred stock investment, we performed a VIE analysis and concluded that Medically Home does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the preferred stock is not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment for our investment in Medically Home to be that of an equity security with no readily determinable fair value. We elected to apply the measurement alternative at the time of the purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in Medically Home. On a quarterly basis, we review the information available to determine whether an orderly and observable transaction for the same or similar equity instrument occurred, and remeasure to the fair value of the preferred stock using such identified transactions, with changes in the fair value recorded to other income (expense), net in our consolidated statement of operations. The carrying value of the preferred stock investment is recorded in long-term investments in our consolidated balance sheets.
During the first quarter of 2022, we recognized a pre-tax unrealized gain of $27.0 million based on an observable price change of preferred stock issued by Medically Home with similar rights and preferences to our preferred stock investment, a Level 2 input. There were no observable price changes for the remainder of 2022 or in the first nine months of 2023. Since our initial investment, we have recognized cumulative pre-tax unrealized gains of $28.6 million, which were recorded to other income (expense), net in our consolidated statement of operations, and we have not identified any impairments of our investment. As of September 30, 2023 and December 31, 2022, the carrying value of our preferred stock investment was $33.6 million.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
10. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$(662)	$—	$(662)	$(1,034)	$—	$(1,034)
Unrealized gain (loss) on investment	$(1,840)	$490	$(1,350)	$(1,128)	$298	$(830)
Interest rate swaps:
Change in fair value	$1,849	$(492)	$1,357	$5,302	$(1,402)	$3,900
Reclassification adjustments into earnings	(2,107)	560	(1,547)	(89)	24	(65)
Net unrealized gain (loss) on interest rate swaps	$(258)	$68	$(190)	$5,213	$(1,378)	$3,835
Foreign exchange forward contracts:
Change in fair value	$(223)	$59	$(164)	$(98)	$26	$(72)
Reclassification adjustments into earnings	(19)	5	(14)	(1)	—	(1)
Net unrealized gain (loss) on foreign exchange forward contracts	$(242)	$64	$(178)	$(99)	$26	$(73)
Other comprehensive income (loss)	$(3,002)	$622	$(2,380)	$2,952	$(1,054)	$1,898

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$(283)	$—	$(283)	$(1,733)	$—	$(1,733)
Unrealized gain (loss) on investment	$4,193	$(1,117)	$3,076	$(3,694)	$976	$(2,718)
Interest rate swaps:
Change in fair value	$5,307	$(1,411)	$3,896	$11,994	$(3,172)	$8,822
Reclassification adjustments into earnings	(5,580)	1,483	(4,097)	420	(111)	309
Net unrealized gain (loss) on interest rate swaps	$(273)	$72	$(201)	$12,414	$(3,283)	$9,131
Foreign exchange forward contracts:
Change in fair value	$(23)	$6	$(17)	$(98)	$26	$(72)
Reclassification adjustments into earnings	(21)	5	(16)	(1)	—	(1)
Net unrealized gain (loss) on foreign exchange forward contracts	$(44)	$11	$(33)	$(99)	$26	$(73)
Other comprehensive income (loss)	$3,593	$(1,034)	$2,559	$6,888	$(2,281)	$4,607
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Accumulated other comprehensive income, net of tax, includes the following components:

			Cash Flow Hedges
	Foreign Currency Translation	Available-for-Sale Investment	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2022	$(3,033)	$12,228	$9,012	$(88)	$18,119
Current period change	(283)	3,076	(201)	(33)	2,559
Balance as of September 30, 2023	$(3,316)	$15,304	$8,811	$(121)	$20,678
11. Income Taxes
For the three months ended September 30, 2023, our effective tax rate was 31.2% as we recognized income tax expense of $9.8 million on income of $31.3 million. The effective tax rate of 31.2% was less favorable than the statutory rate, inclusive of state income taxes, of 26.6% primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.
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
For the nine months ended September 30, 2023, our effective tax rate was 27.4% as we recognized income tax expense of $22.5 million on income of $82.1 million. The effective tax rate of 27.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.6% primarily due to certain nondeductible expense items. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the year.
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
As of September 30, 2023, we had $0.6 million of unrecognized tax benefits which would affect the effective tax rate if recognized. It is reasonably possible that approximately $0.6 million of the liability for unrecognized tax benefits could decrease in the next twelve months due to the expiration of statutes of limitations.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.6 million and $0.7 million were outstanding at September 30, 2023 and December 31, 2022, respectively, to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of September 30, 2023 and December 31, 2022, the total estimated fair value of our outstanding contingent consideration liability was $2.3 million and $3.2 million, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth information about our operating segments for the three and nine months ended September 30, 2023 and 2022, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Healthcare:
Revenues	$179,177	$131,319	$501,994	$381,669
Operating income	$46,888	$33,045	$128,294	$91,441
Segment operating income as a percentage of segment revenues	26.2%	25.2%	25.6%	24.0%
Education:
Revenues	$111,043	$94,347	$325,884	$263,234
Operating income	$26,550	$22,851	$77,112	$58,848
Segment operating income as a percentage of segment revenues	23.9%	24.2%	23.7%	22.4%
Commercial:
Revenues	$67,958	$59,704	$194,954	$173,841
Operating income	$15,432	$14,153	$39,971	$38,282
Segment operating income as a percentage of segment revenues	22.7%	23.7%	20.5%	22.0%
Total Huron:
Revenues	$358,178	$285,370	$1,022,832	$818,744
Reimbursable expenses	9,288	6,816	25,918	19,034
Total revenues and reimbursable expenses	$367,466	$292,186	$1,048,750	$837,778

Segment operating income	$88,870	$70,049	$245,377	$188,571
Items not allocated at the segment level:
Other operating expenses	43,086	34,875	129,563	96,376
Restructuring charges	4,095	804	6,881	2,763
Depreciation and amortization	4,347	5,071	13,441	15,171
Operating income	37,342	29,299	95,492	74,261
Total other income (expense), net	(6,047)	(3,896)	(13,365)	10,946
Income before taxes	$31,295	$25,403	$82,127	$85,207

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The following table illustrates the disaggregation of revenues by our two principal capabilities: i) Consulting and Managed Services and ii) Digital, and includes a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by Capability	2023	2022	2023	2022
Healthcare:
Consulting and Managed Services	$130,548	$88,626	$357,228	$256,340
Digital	48,629	42,693	144,766	125,329
Total revenues	$179,177	$131,319	$501,994	$381,669
Education:
Consulting and Managed Services	$55,837	$49,363	$162,490	$142,823
Digital	55,206	44,984	163,394	120,411
Total revenues	$111,043	$94,347	$325,884	$263,234
Commercial:
Consulting and Managed Services	$28,303	$17,912	$69,419	$55,193
Digital	39,655	41,792	125,535	118,648
Total revenues	$67,958	$59,704	$194,954	$173,841
Total Huron:
Consulting and Managed Services	$214,688	$155,901	$589,137	$454,356
Digital	143,490	129,469	433,695	364,388
Total revenues	$358,178	$285,370	$1,022,832	$818,744
For the three and nine months ended September 30, 2023 and 2022, substantially all of our revenues were recognized over time. At September 30, 2023 and December 31, 2022, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the three and nine months ended September 30, 2023 and 2022, no single client generated greater than 10% of our consolidated revenues.

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
We provide our services and products and manage our business under three operating segments: Healthcare, Education, and Commercial. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital.
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
Operating Industries
We provide our services and products and manage our business under three operating industries, which are our operating segments: Healthcare, Education, and Commercial.
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
Selling, general and administrative expenses consist primarily of compensation costs for our support personnel. Also included in selling, general and administrative expenses are third-party professional fees, software licenses and data hosting expenses, rent and other office related expenses, sales and marketing related expenses, recruiting and training expenses, and practice administration and meetings expenses.
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
Transaction-related expenses: To permit comparability with prior periods, we exclude the impact of third-party advisory, legal, and accounting fees incurred related to the evaluation and/or consummation of business acquisitions.
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
RESULTS OF OPERATIONS
Executive Highlights
Highlights from the third quarter of 2023 include:
•Total revenues increased 25.5% to $358.2 million for the third quarter of 2023 from $285.4 million for the third quarter of 2022.
•For the first nine months of 2023, Healthcare segment revenues increased 31.5% compared to the first nine months of 2022.
•For the first nine months of 2023, adjusted EBITDA as a percentage of revenues increased 110 basis points to 12.3% from 11.2% for the first nine months of 2022.
•Diluted EPS increased 27.9% to $1.10 for the third quarter of 2023, compared to $0.86 for the third quarter of 2022.
•Adjusted diluted EPS increased 37.6% to $1.39 for the third quarter of 2023, compared to $1.01 for the third quarter of 2022.

•Net cash provided by operating activities increased 54.7% to $68.8 million for the third quarter of 2023, compared to $44.5 million for the third quarter of 2022.
•Returned $88.4 million to shareholders in the first nine months of 2023 by repurchasing 1,116,830 shares of our common stock.
Total revenues increased $72.8 million, or 25.5%, to $358.2 million for the third quarter of 2023 from $285.4 million for the third quarter of 2022. The increase in revenues reflects continued strength in demand for our Consulting and Managed Services capability across all segments, as well as continued strength in demand for our Digital capability services within our Education and Healthcare segments. These increases in revenue reflect our focus on accelerating growth in our healthcare and education industries and growing our presence in commercial industries. Additional information on our revenues by segment follows.
In our Consulting and Managed Services capability, revenues for the third quarter of 2023 increased 37.7%, compared to the third quarter of 2022, and reflected strengthened demand in all of our segments. The utilization rate within our Consulting capability increased to 77.3% in the third quarter of 2023, compared to 72.5% in the third quarter of 2022.
Revenues within our Digital capability increased 10.8% in the third quarter of 2023, compared to the third quarter of 2022, and reflected strengthened demand in our Education and Healthcare segments. The utilization rate within our Digital capability increased to 75.4% in the third quarter of 2023, compared to 70.1% in the third quarter of 2022.
The total number of revenue-generating professionals increased to 5,341 as of September 30, 2023, compared to 4,571 as of September 30, 2022, as a result of hiring to support the overall increase in demand for our services within all of our segments. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.
Net income increased $3.8 million to $21.5 million for the three months ended September 30, 2023 from $17.7 million for the same period last year. As a result of the increase in net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, diluted earnings per share for the third quarter of 2023 increased 27.9% to $1.10, compared to $0.86 for the third quarter of 2022. Adjusted diluted earnings per share increased 37.6% to $1.39 for the third quarter of 2023, compared to $1.01 for the third quarter of 2022.
Net cash provided by operating activities increased 54.6% to $68.8 million for the third quarter of 2023, compared to $44.5 million for the third quarter of 2022. The increase in net cash provided by operating activities was primarily related to an increase in cash collections in the third quarter of 2023, compared to the third quarter of 2022; partially offset by increases in salaries and related expenses for our revenue-generating professionals and payments for selling, general and administrative expenses in the third quarter of 2023, compared to the third quarter of 2022.
In the first nine months of 2023, we deployed $88.4 million of capital to repurchase 1,116,830 shares of our common stock, representing 5.6% of our common stock outstanding as of December 31, 2022.
Summary of Results
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Healthcare:
Revenues	$179,177	$131,319	$501,994	$381,669
Operating income	$46,888	$33,045	$128,294	$91,441
Segment operating income as a percentage of segment revenues	26.2%	25.2%	25.6%	24.0%
Education:
Revenues	$111,043	$94,347	$325,884	$263,234
Operating income	$26,550	$22,851	$77,112	$58,848
Segment operating income as a percentage of segment revenues	23.9%	24.2%	23.7%	22.4%
Commercial:
Revenues	$67,958	$59,704	$194,954	$173,841
Operating income	$15,432	$14,153	$39,971	$38,282
Segment operating income as a percentage of segment revenues	22.7%	23.7%	20.5%	22.0%
Total Huron:
Revenues	$358,178	$285,370	$1,022,832	$818,744
Reimbursable expenses	9,288	6,816	25,918	19,034
Total revenues and reimbursable expenses	$367,466	$292,186	$1,048,750	$837,778

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Segment operating income	$88,870	$70,049	$245,377	$188,571
Items not allocated at the segment level:
Other operating expenses	43,086	34,875	129,563	96,376
Restructuring charges	4,095	804	6,881	2,763
Depreciation and amortization	4,347	5,071	13,441	15,171
Operating income	37,342	29,299	95,492	74,261
Total other income (expense), net	(6,047)	(3,896)	(13,365)	10,946
Income before taxes	31,295	25,403	82,127	85,207
Income tax expense	9,779	7,662	22,480	26,739
Net income	$21,516	$17,741	$59,647	$58,468
Earnings per share:
Basic	$1.15	$0.88	$3.15	$2.85
Diluted	$1.10	$0.86	$3.05	$2.80

Other Operating Data:
Number of revenue-generating professionals by segment (at period end):
Healthcare	2,083	1,686	2,083	1,686
Education	1,799	1,543	1,799	1,543
Commercial (1)	1,459	1,342	1,459	1,342
Total	5,341	4,571	5,341	4,571

Revenue by capability:
Consulting and Managed Services (2)	$214,688	$155,901	$589,137	$454,356
Digital	143,490	129,469	433,695	364,388
Total	$358,178	$285,370	$1,022,832	$818,744

Number of revenue-generating professionals by capability (at period end):
Consulting and Managed Services (3)	2,483	2,098	2,483	2,098
Digital	2,858	2,473	2,858	2,473
Total	5,341	4,571	5,341	4,571

Utilization rate by capability (4):
Consulting	77.3%	72.5%	76.5%	73.0%
Digital	75.4%	70.1%	73.7%	71.6%

(1)The majority of our revenue-generating professionals within our Commercial segment can provide services across all of our industries, including healthcare and education.
(2)Managed Services capability revenues within our Healthcare segment was $16.7 million and $17.6 million for the three months ended September 30, 2023 and 2022, respectively; and $53.8 million and $47.5 million for the nine months ended September 30, 2023 and 2022, respectively.
Managed Services capability revenues within our Education segment was $5.0 million and $4.1 million for the three months ended September 30, 2023 and 2022, respectively; and $14.6 million and $11.3 million for the nine months ended September 30, 2023 and 2022, respectively.
(3)The number of Managed Services revenue-generating professionals within our Healthcare segment as of September 30, 2023 and 2022 was 757 and 547, respectively.
The number of Managed Services revenue-generating professionals within our Education segment as of September 30, 2023 and 2022 was 105 and 97, respectively.
(4)Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.

Non-GAAP Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$358,178	$285,370	$1,022,832	$818,744
Net income	$21,516	$17,741	$59,647	$58,468
Add back:
Income tax expense	9,779	7,662	22,480	26,739
Interest expense, net of interest income	5,047	3,111	15,146	7,753
Depreciation and amortization	6,300	7,019	19,183	21,238
EBITDA	42,642	35,533	116,456	114,198
Add back:
Restructuring charges	5,402	1,332	9,385	4,956
Other gains, net	(14)	(67)	(202)	(34)
Transaction-related expenses	302	—	302	50
Unrealized gain on preferred stock investment	—	—	—	(26,964)
Foreign currency transaction losses (gains), net	(332)	(328)	36	(409)
Adjusted EBITDA	$48,000	$36,470	$125,977	$91,797
Adjusted EBITDA as a percentage of revenues	13.4%	12.8%	12.3%	11.2%
Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$21,516	$17,741	$59,647	$58,468
Weighted average shares - diluted	19,475	20,615	19,578	20,899
Diluted earnings per share	$1.10	$0.86	$3.05	$2.80
Add back:
Amortization of intangible assets	1,997	2,818	6,202	8,496
Restructuring charges	5,402	1,332	9,385	4,956
Other gains, net	(14)	(67)	(202)	(34)
Transaction-related expenses	302	—	302	50
Unrealized gain on preferred stock investment	—	—	—	(26,964)
Tax effect of adjustments	(2,037)	(1,082)	(4,157)	3,576
Total adjustments, net of tax	5,650	3,001	11,530	(9,920)
Adjusted net income	$27,166	$20,742	$71,177	$48,548
Adjusted weighted average shares - diluted	19,475	20,615	19,578	20,899
Adjusted diluted earnings per share	$1.39	$1.01	$3.64	$2.32

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenues
Revenues by segment and capability for the three months ended September 30, 2023 and 2022 were as follows:

Revenues (in thousands)	Three Months Ended September 30,		Increase / (Decrease)
	2023	2022	$	%
Segment:
Healthcare	$179,177	$131,319	$47,858	36.4%
Education	111,043	94,347	16,696	17.7%
Commercial	67,958	59,704	8,254	13.8%
Total revenues	$358,178	$285,370	$72,808	25.5%

Capability:
Consulting and Managed Services	$214,688	$155,901	$58,787	37.7%
Digital	143,490	129,469	14,021	10.8%
Total revenues	$358,178	$285,370	$72,808	25.5%
Revenues increased $72.8 million, or 25.5%, to $358.2 million for the third quarter of 2023 from $285.4 million for the third quarter of 2022. The overall increase in revenues reflects continued strength in demand for our Consulting and Managed Services capability across all segments, as well as continued strength in demand for our Digital capability services within our Education and Healthcare segments. These increases in revenue reflect our focus on accelerating growth in our healthcare and education industries and growing our presence in commercial industries. Additional information on our revenues by segment follows.
•Healthcare revenues increased $47.9 million, or 36.4%, driven by strengthened demand for our performance improvement, strategy and innovation, and financial advisory solutions within our Consulting and Managed Services capability, as well as strengthened demand for our technology and analytics services within our Digital capability. These increases in demand were partially offset by a decrease in demand for our culture and organization excellence solution within our Consulting and Managed Services capability. Revenues in the third quarter of 2023 included $0.1 million of incremental revenues from our acquisitions of Customer Evolution, LLC and Roundtable Analytics, Inc, which were completed in December 2022 and September 2023, respectively.
The number of revenue-generating professionals within our Healthcare segment grew 23.5% to 2,083 as of September 30, 2023, compared to 1,686 as of September 30, 2022.
•Education revenues increased $16.7 million, or 17.7%, driven by strengthened demand for our technology and analytics services and software products within our Digital capability, as well as strengthened demand for our strategy and operations and research solutions within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Education segment grew 16.6% to 1,799 as of September 30, 2023, compared to 1,543 as of September 30, 2022.
•Commercial revenues increased $8.3 million, or 13.8%, driven by strengthened demand for our financial advisory solutions within our Consulting and Managed Services capability, partially offset by decreases in demand for our strategy and innovation solution within our Consulting and Managed Services capability and technology and analytics services within our Digital capability.
The number of revenue-generating professionals within our Commercial segment grew 8.7% to 1,459 as of September 30, 2023, compared to 1,342 as of September 30, 2022.

Operating Expenses
Operating expenses for the third quarter of 2023 increased $67.2 million, or 25.6%, over the third quarter of 2022.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Three Months Ended September 30,				Increase / (Decrease)
	2023		2022
Direct costs	$244,774	68.3%	$193,368	67.8%	$51,406
Reimbursable expenses	9,497	2.7%	6,917	2.4%	2,580
Selling, general and administrative expenses	64,347	18.0%	54,458	19.1%	9,889
Restructuring charges	5,402	1.5%	1,332	0.5%	4,070
Depreciation and amortization	6,104	1.7%	6,812	2.3%	(708)
Total operating expenses	$330,124	92.2%	$262,887	92.1%	$67,237
Direct Costs
Direct costs increased $51.4 million, or 26.6%, to $244.8 million for the third quarter of 2023 from $193.4 million for the third quarter of 2022. The $51.4 million increase primarily related to a $48.1 million increase in compensation costs for our revenue-generating professionals as we continue to invest in and grow our talented team to meet increased market demand. Specifically, the increase in compensation costs is primarily attributable to a $25.1 million increase in performance bonus expense, a $21.0 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2023, and a $1.3 million increase in share-based compensation expense. Additional increases in direct costs include a $1.9 million increase in technology costs and a $1.3 million increase in contractor expenses. As a percentage of revenues, direct costs increased to 68.3% during the third quarter of 2023, compared to 67.8% during the third quarter of 2022. This increase was primarily due to an increase in performance bonus expense for our revenue-generating professionals, as a percentage of revenue; partially offset by revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $9.9 million, or 18.2%, to $64.3 million in the third quarter of 2023 from $54.5 million in the third quarter of 2022. The $9.9 million increase primarily related to a $8.9 million increase in compensation costs for our support personnel driven by a $4.5 million increase in salaries and related expenses, a $3.0 million increase in performance bonus expense, a $1.6 million increase in share-based compensation expense, and a $1.4 million increase in legal expenses. These increases were partially offset by a $1.1 million decrease in practice administration and meetings expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 18.0% during the third quarter of 2023, compared to 19.1% during the third quarter of 2022. This decrease was primarily attributable to decreases in practice administration and meetings expenses and third-party professional expenses, as well as revenue growth that outpaced the increase in salaries and related expenses for our support personnel; partially offset by an increase in performance bonus expense, as a percentage of revenues.
Restructuring Charges
Restructuring charges for the third quarter of 2023 were $5.4 million, compared to $1.3 million for the third quarter of 2022. In the third quarter of 2023, we exited our office space in Lexington, Massachusetts which resulted in a $3.5 million non-cash impairment charge on the related right-of-use operating lease asset and fixed assets of that office space. Restructuring charges for the third quarter of 2023 also included $1.2 million of employee-related expenses and $0.7 million of rent and related expenses, net of sublease income, for previously vacated office spaces.
The $1.3 million of restructuring charges recognized in the third quarter of 2022 included $0.7 million of rent and related expenses, net of sublease income, for previously vacated office spaces; $0.5 million for the early termination of a contract; and $0.1 million of employee-related expenses.

Depreciation and Amortization
Depreciation and amortization expense decreased $0.7 million, or 10.4%, to $6.1 million in the third quarter of 2023, compared to $6.8 million in the third quarter of 2022. The $0.7 million decrease in depreciation and amortization expense was primarily attributable to intangible assets acquired in business acquisitions that were fully amortized in prior periods and a decrease in amortization of intangible assets acquired in business acquisitions due to the accelerated basis of amortization in prior periods.
Operating Income and Operating Margin
Operating income increased $8.0 million, or 27.5%, to $37.3 million in the third quarter of 2023 from $29.3 million in the third quarter of 2022. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 10.4% for the three months ended September 30, 2023, compared to 10.3% for the three months ended September 30, 2022.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended September 30,				Increase / (Decrease)
	2023		2022
Healthcare	$46,888	26.2%	$33,045	25.2%	$13,843
Education	26,550	23.9%	22,851	24.2%	3,699
Commercial	15,432	22.7%	14,153	23.7%	1,279
Total segment operating income	$88,870		$70,049		$18,821
•Healthcare operating income increased $13.8 million, or 41.9%, primarily due to the increase in revenues as well as a decrease in practice administration and meetings expenses; partially offset by increases in compensation costs for our revenue-generating professionals, contractor expenses, and compensation costs for our support personnel. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in performance bonus expense, an increase in headcount, annual salary increases that went into effect in the first quarter of 2023, and an increase in share-based compensation expense. Healthcare operating margin increased to 26.2% from 25.2% primarily driven by a decrease in practice administration and meetings expenses and revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals; partially offset by an increase in contractor expenses, as a percentage of revenues.
•Education operating income increased $3.7 million, or 16.2%, primarily due to the increase in revenues as well as a decrease in contractor expenses, partially offset by increases in compensation costs for our revenue-generating professionals and technology expenses. The increase in compensation costs was primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2023, and an increase in performance bonus expense. Education operating margin decreased to 23.9% from 24.2% primarily driven by increases in compensation costs for our revenue-generating professionals and technology expenses, as percentages of revenue; partially offset by a decrease in contractor expenses.
•Commercial operating income increased $1.3 million, or 9.0%, primarily due to the increase in revenues as well as a decrease in contractor expenses, partially offset by increases in compensation costs for our revenue-generating professionals. Commercial operating margin decreased to 22.7% from 23.7% primarily driven by increases in compensation costs for our revenue-generating professionals and support personnel, as percentages of revenues; partially offset by a decrease in contractor expenses.
Other Income (Expense), Net
Interest expense, net of interest income increased $1.9 million to $5.0 million in the third quarter of 2023 from $3.1 million in the third quarter of 2022, which was primarily attributable to higher interest rates and higher levels of borrowing under our credit facility during the third quarter of 2023 compared to the third quarter of 2022. See “Liquidity and Capital Resources” below and Note 6 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other expense, net decreased $0.2 million to $1.0 million in the third quarter of 2023 from $0.8 million in the third quarter of 2022. The decrease in other expense, net includes the decrease in the loss recognized for the market value of our investments that are used to fund our deferred compensation liability.

Income Tax Expense
For the three months ended September 30, 2023, our effective tax rate was 31.2% as we recognized income tax expense of $9.8 million on income of $31.3 million. The effective tax rate of 31.2% was less favorable than the statutory rate, inclusive of state income taxes, of 26.6% primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.
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
Net Income and Earnings per Share
Net income increased $3.8 million to $21.5 million for the three months ended September 30, 2023 from $17.7 million for the same period last year. Diluted earnings per share for the third quarter of 2023 increased to $1.10 compared to $0.86 for the third quarter of 2022, driven by the increase in net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan.
EBITDA and Adjusted EBITDA
EBITDA increased $7.1 million to $42.6 million for the third quarter of 2023 from $35.5 million for the third quarter of 2022. The increase in EBITDA was primarily attributable to the increase in segment operating income, offset by the increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability.
Adjusted EBITDA increased $11.5 million to $48.0 million in the third quarter of 2023 from $36.5 million in the third quarter of 2022. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income, excluding the impact of segment restructuring charges, partially offset by the increase in corporate expenses.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $6.4 million to $27.2 million in the third quarter of 2023, compared to $20.7 million in the third quarter of 2022. Adjusted diluted earnings per share increased to $1.39 for the third quarter of 2023, compared to $1.01 for the third quarter of 2022, driven by the increase in adjusted net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenues
Revenues by segment and capability for the nine months ended September 30, 2023 and 2022 were as follows:

Revenues (in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2023	2022	$	%
Segment:
Healthcare	$501,994	$381,669	$120,325	31.5%
Education	325,884	263,234	62,650	23.8%
Commercial	194,954	173,841	21,113	12.1%
Total revenues	$1,022,832	$818,744	$204,088	24.9%

Capability:
Consulting and Managed Services	$589,137	$454,356	$134,781	29.7%
Digital	433,695	364,388	69,307	19.0%
Total revenues	$1,022,832	$818,744	$204,088	24.9%
Revenues increased $204.1 million, or 24.9%, to $1.02 billion for the first nine months of 2023 from $818.7 million for the first nine months of 2022. The overall increase in revenues reflects continued strength in demand for both our Consulting and Managed Services capability and Digital capability across all segments, which reflects our focus on accelerating growth in our healthcare and education industries and growing our presence in commercial industries. Additional information on our revenues by segment follows.

•Healthcare revenues increased $120.3 million, or 31.5%, primarily driven by strong results in our performance improvement solution due to strengthened demand and exceeding performance expectations on certain performance-based arrangements. The increase in Healthcare revenue was also attributable to strengthened demand for our technology and analytics services within our Digital capability, as well as strengthened demand for our financial advisory, revenue cycle managed services, and strategy and innovation solutions within our Consulting and Managed Services capability. Revenues in the first nine months of 2023 included $0.6 million of incremental revenues from our acquisitions of Customer Evolution, LLC and Roundtable Analytics, Inc, which were completed in December 2022 and September 2023, respectively.
The number of revenue-generating professionals within our Healthcare segment grew 23.5% to 2,083 as of September 30, 2023, compared to 1,686 as of September 30, 2022.
•Education revenues increased $62.7 million, or 23.8%, driven by strengthened demand for our technology and analytics services and software products within our Digital capability, as well as strengthened demand for our strategy and operations and research solutions within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Education segment grew 16.6% to 1,799 as of September 30, 2023, compared to 1,543 as of September 30, 2022.
•Commercial revenues increased $21.1 million, or 12.1%, driven by strengthened demand for our financial advisory solutions within our Consulting and Managed Services capability and our technology and analytics services within our Digital capability, partially offset by a decrease in demand for our strategy and innovation solution within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Commercial segment grew 8.7% to 1,459 as of September 30, 2023, compared to 1,342 as of September 30, 2022.
Operating Expenses
Operating expenses for the first nine months of 2023 increased $189.7 million, or 24.9%, over the first nine months of 2022.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Nine Months Ended September 30,				Increase / (Decrease)
	2023		2022
Direct costs	$708,355	69.3%	$569,848	69.6%	$138,507
Reimbursable expenses	26,242	2.6%	19,249	2.4%	6,993
Selling, general and administrative expenses	190,655	18.6%	148,886	18.2%	41,769
Restructuring charges	9,385	0.9%	4,956	0.6%	4,429
Depreciation and amortization	18,621	1.8%	20,578	2.5%	(1,957)
Total operating expenses	$953,258	93.2%	$763,517	93.3%	$189,741
Direct Costs
Direct costs increased $138.5 million, or 24.3%, to $708.4 million for the first nine months of 2023 from $569.8 million for the first nine months of 2022. The $138.5 million increase primarily related to a $124.6 million increase in compensation costs for our revenue-generating professionals as we continue to invest in and grow our talented team to meet increased market demand. Specifically, the increase in compensation costs is primarily attributable to a $71.3 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2023, a $48.1 million increase in performance bonus expense, and a $4.9 million increase in share-based compensation expense. Additional increases in direct costs include a $6.0 million increase in contractor expenses, a $4.6 million increase in technology costs, and a $1.2 million increase in project costs. As a percentage of revenues, direct costs decreased to 69.3% during the first nine months of 2023, compared to 69.6% during the first nine months of 2022. The decrease was primarily due to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals; partially offset by an increase in performance bonus expense, as a percentage of revenue.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $41.8 million, or 28.1%, to $190.7 million in the first nine months of 2023 from $148.9 million in the first nine months of 2022. The $41.8 million increase primarily related to a $32.2 million increase in compensation costs for our support personnel driven by a $10.9 million increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability, a $10.2 million increase in salaries and related expenses, a $6.3 million increase in performance bonus expense, and a $4.9 million increase in share-based compensation expense. The increase in deferred compensation expense is offset by an increase in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income, net. Additionally, selling, general and administrative expenses increased $9.5 million for non-payroll costs driven by a $3.2 million increase in promotion and marketing expenses, a $2.1 million increase in software and data hosting expenses, a $1.3 million increase in practice administration and meetings expenses, and a $1.1 million increase in legal expenses. As a percentage of revenues, selling, general and administrative expenses increased to 18.6% during the first nine months of 2023, compared to 18.2% during the first nine months of 2022. This increase was primarily attributable to an increase in deferred compensation expense, as a percentage of revenues; partially offset by revenue growth that outpaced the increase in other salaries and related expenses for our support personnel.
Restructuring Charges
Restructuring charges for the first nine months of 2023 were $9.4 million, compared to $5.0 million for the first nine months of 2022. In the first nine months of 2023, we exited our office spaces in Hillsboro, Oregon and Lexington, Massachusetts, resulting in non-cash impairment charges of $1.9 million and $3.5 million, respectively, on the related right-of-use operating lease assets and fixed assets. Additionally, in the first nine months of 2023, we recognized, $2.2 million of employee-related expenses; $1.3 million for rent and related expenses, net of sublease income, for previously vacated office spaces; $0.3 million related to the abandonment of a capitalized software development project; and $0.2 million related to non-cash lease impairment charges driven by updated sublease assumptions for previously vacated office spaces.
The $5.0 million of restructuring charges incurred in the first nine months of 2022 included $1.7 million of employee-related expenses; $1.7 million for rent and related expenses, net of sublease income, for previously vacated office spaces; $0.6 million for third-party transaction expenses related to the modification of our operating model; $0.5 million for the early termination of a contract; $0.3 million of accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use; and $0.1 million related to the divestiture of our Life Sciences business in the fourth quarter of 2021.
Depreciation and Amortization
Depreciation and amortization expense decreased $2.0 million, or 9.5%, to $18.6 million for the first nine months of 2023, compared to $20.6 million for first nine months of 2022. The $2.0 million decrease in depreciation and amortization expense was primarily attributable to intangible assets acquired in business acquisitions that were fully amortized in prior periods and a decrease in the amortization of intangible assets acquired in business acquisitions due to the accelerated basis of amortization in prior periods.
Operating Income and Operating Margin
Operating income increased $21.2 million to $95.5 million in the first nine months of 2023 from $74.3 million in the first nine months of 2022. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 9.3% for the first nine months of 2023, compared to 9.1% for the first nine months of 2022.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Nine Months Ended September 30,				Increase / (Decrease)
	2023		2022
Healthcare	$128,294	25.6%	$91,441	24.0%	$36,853
Education	77,112	23.7%	58,848	22.4%	18,264
Commercial	39,971	20.5%	38,282	22.0%	1,689
Total segment operating income	$245,377		$188,571		$56,806
•Healthcare operating income increased $36.9 million, or 40.3%, primarily due to the increase in revenues; partially offset by increases in compensation costs for our revenue-generating professionals, contractor expenses, and compensation costs for our support personnel. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2023, an increase in performance bonus expense, and an increase in share-based compensation expense. Healthcare operating margin increased to 25.6% from 24.0% primarily due to the revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals; partially offset by an increase in contractor expenses, as a percentage of revenues.

•Education operating income increased $18.3 million, or 31.0%, primarily due to the increase in revenues as well as a decrease in contractor expenses; partially offset by increases in compensation costs for our revenue-generating professionals, data hosting expenses, promotion and marketing expenses, practice administration and meetings expenses and compensation costs for our support personnel. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2023, and an increase in performance bonus expense. Education operating margin increased to 23.7% from 22.4% primarily driven by the decrease in contractor expenses; partially offset by increases in compensation costs for our revenue-generating professionals and data hosting expenses, as percentages of revenue.
•Commercial operating income increased $1.7 million, or 4.4%, primarily due to the increase in revenues, largely offset by increases in compensation costs for our revenue-generating professionals and contractor expenses. The increase in compensation costs for our revenue-generating professionals was primarily driven by an increase in performance bonus expense, an increase in headcount, and annual salary increases that went into effect in the first quarter of 2023. Commercial operating margin decreased to 20.5% from 22.0% primarily driven by an increase in compensation costs for our revenue-generating professionals, as a percentage of revenues; partially offset by decreases in contractor expenses and compensation costs for our support personnel.
Other Income (Expense), Net
Interest expense, net of interest income increased $7.4 million to $15.1 million in the first nine months of 2023 from $7.8 million in the first nine months of 2022, which was primarily attributable to higher interest rates and higher levels of borrowing under our credit facility during the first nine months of 2023 compared to the first nine months of 2022. See “Liquidity and Capital Resources” below and Note 6 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income, net decreased $16.9 million to $1.8 million in the first nine months of 2023 from $18.7 million in the first nine months of 2022. The decrease in other income, net was primarily attributable to a $27.0 million unrealized gain recognized in the first quarter of 2022 related to the increase in the fair value of our preferred stock investment in Medically Home. See Note 9 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our preferred stock investment in Medically Home. This decrease in other income, net was partially offset by a $10.9 million increase in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability. During the first nine months of 2023, we recognized a $1.8 million gain for the market value of our deferred compensation investments compared to a $9.1 million loss recognized in the first nine months of 2022.
Income Tax Expense
For the nine months ended September 30, 2023, our effective tax rate was 27.4% as we recognized income tax expense of $22.5 million on income of $82.1 million. The effective tax rate of 27.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.6% primarily due to certain nondeductible expense items. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the year.
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
Net Income from Continuing Operations and Earnings per Share
Net income increased $1.2 million to $59.6 million for the nine months ended September 30, 2023 from $58.5 million for the same period last year. Diluted earnings per share for the nine months ended September 30, 2023 increased to $3.05 compared to $2.80 for the nine months ended September 30, 2022, driven by a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan and the increase in net income.
EBITDA and Adjusted EBITDA
EBITDA increased $2.3 million to $116.5 million for the nine months ended September 30, 2023 from $114.2 million for the nine months ended September 30, 2022. The increase in EBITDA was primarily attributable to the increase in segment operating income; largely offset by the $27.0 million unrealized gain recognized in the first quarter of 2022 related to the increase in the fair value of our preferred stock investment and the increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability.
Adjusted EBITDA increased $34.2 million to $126.0 million in the first nine months of 2023 from $91.8 million in the first nine months of 2022. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income, excluding the impact of segment restructuring charges; partially offset by the increase in corporate expenses, excluding the impacts of the change in the market value of our deferred compensation liability and corporate restructuring charges.

Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income increased $22.6 million to $71.2 million in the first nine months of 2023 compared to $48.5 million in the first nine months of 2022. Adjusted diluted earnings per share increased to $3.64 for the nine months ended September 30, 2023, compared to $2.32 for the nine months ended September 30, 2022, driven by the increase in adjusted net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $9.4 million and $11.8 million at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Nine Months Ended September 30,
Cash Flows (in thousands):	2023	2022
Net cash provided by (used in) operating activities	$54,894	$(5,779)
Net cash used in investing activities	(25,799)	(10,779)
Net cash provided by (used in) financing activities	(31,518)	4,752
Effect of exchange rate changes on cash	(13)	(144)
Net decrease in cash and cash equivalents	$(2,436)	$(11,950)
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
Net cash provided by operating activities totaled $54.9 million for the nine months ended September 30, 2023, compared to net cash used in operating activities of $5.8 million for the nine months ended September 30, 2022. The increase in net operating cash flows was primarily related to an increase in cash collections in the first nine months of 2023 compared to the same prior year period; partially offset by an increase in salaries and related expenses for our revenue-generating professionals, an increase in payments for selling, general and administrative expenses for the first nine months of 2023 compared to the same prior year period, and an increase in the amount paid for annual performance bonuses in the first quarter of 2023 compared to the first quarter of 2022.
Additionally, for the first nine months of 2023, our unbilled receivables increased partially driven by certain large Healthcare and Education engagements where our services performed and revenue recognized exceeded the amounts billed to clients in accordance with the contractual billing terms. In the future, we may enter into additional client engagements with similar deferred billing terms.
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
Net cash used in investing activities was $25.8 million for the nine months ended September 30, 2023 which primarily consisted of $19.6 million for payments related to internally developed software to advance our Healthcare and Education software products; $5.1 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; $2.6 million for contributions to our life insurance policies; and $1.6 million for the purchase of a business. These uses of cash for investing activities were partially offset by $3.0 million of cash received for distributions from our life insurance policies that are used to fund our deferred compensation liability.
Net cash used in investing activities was $10.8 million for the nine months ended September 30, 2022 which primarily consisted of $9.8 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements and furniture for certain office spaces; $6.9 million for payments related to internally developed software; and $1.9 million for the purchase of a business. These uses of cash for investing activities were partially offset by $4.8 million of cash received for the sale of our aircraft in the first quarter of 2022 and $3.0 million of cash received for a distribution from our life insurance policies that are used to fund our deferred compensation liability.

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
Net cash used in financing activities was $31.5 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we borrowed $292.0 million primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2023, and made repayments on our borrowings of $224.0 million. Additionally, during the first nine months of 2023, we paid $88.9 million for share repurchases, including $1.1 million related to the settlement of share repurchases that were accrued as of December 31, 2022, and reacquired $10.1 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made deferred acquisition payments of $1.5 million to the sellers of certain businesses we acquired. These payments were primarily the result of achieving specified financial performance targets in accordance with the related purchase agreements.
Net cash provided by financing activities was $4.8 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we borrowed $287.0 million under our credit facility primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2022, and made repayments on our borrowings of $178.8 million. The repayments on our borrowings included the repayment of the outstanding principal of our promissory note due 2024 of $2.7 million from the proceeds received for the sale of our aircraft. Additionally, during the first nine months of 2022, we repurchased and retired $97.9 million of our common stock under our share repurchase program, of which $2.6 million settled in the fourth quarter of 2022, and settled $0.2 million of share repurchases that were accrued as of December 31, 2021. In the first nine months of 2022, we reacquired $7.5 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made deferred acquisition payments of $1.9 million to the sellers of certain businesses we acquired. These payments were primarily the result of achieving specified financial performance targets in accordance with the related purchase agreements.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Subsequent to the initial authorization, our board of directors authorized extensions of the share repurchase program through December 31, 2023 and increased the authorized amount to $300 million. In the fourth quarter of 2023, our board of directors authorized a further extension of the share repurchase program through December 31, 2024 and increased the authorized amount under the share repurchase program from $300 million to $400 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. As of September 30, 2023, $21.1 million remained available for share repurchases under our share repurchase program.
Financing Arrangements
At September 30, 2023, we had $358.0 million outstanding under our senior secured credit facility, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At September 30, 2023 and December 31, 2022, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of September 30, 2023 was 1.82 to 1.00, compared to 1.92 to 1.00 as of December 31, 2022. Our Consolidated Interest Coverage Ratio as of September 30, 2023 was 10.86 to 1.00, compared to 14.04 to 1.00 as of December 31, 2022.
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
Principal borrowings outstanding under the Amended Credit Agreement at September 30, 2023 and December 31, 2022 totaled $358.0 million and $290.0 million, respectively. These borrowings carried a weighted average interest rate of 4.4% at September 30, 2023 and 3.8% at December 31, 2022, including the impact of the interest rate swaps described in Note 8 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. The borrowing capacity under the revolving credit facility is reduced by any outstanding borrowings under the revolving credit facility and outstanding letters of credit. At September 30, 2023, we had outstanding letters of credit totaling $0.6 million, which are used as security deposits for our office facilities. As of September 30, 2023, the unused borrowing capacity under the revolving credit facility was $241.4 million.
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
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe there are five accounting policies that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2023.

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
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which have variable interest rates tied to Term SOFR or an alternate base rate, at our option. At September 30, 2023, we had borrowings outstanding under the credit facility totaling $358.0 million that carried a weighted average interest rate of 4.4%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $1.1 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2022, we had borrowings outstanding under the credit facility totaling $290.0 million that carried a weighted average interest rate of 3.8% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $0.9 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of September 30, 2023 and December 31, 2022, the aggregate notional amount of our forward interest rate swap agreements was $250.0 million and $200.0 million, respectively. The outstanding interest rate swap agreements as of September 30, 2023 are scheduled to mature on a staggered basis through February 29, 2028.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates between the U.S. Dollar (USD) and the Indian Rupee (INR) related to our operations in India. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses by entering into non-deliverable foreign exchange forward contracts. As of September 30, 2023 and December 31, 2022, the aggregate notional amounts of these contracts were INR 1,371.2 million, or $16.5 million, and INR 657.9 million, or $8.0 million, respectively, based on the exchange rates in effect as of each period end. The outstanding foreign exchange forward contracts as of September 30, 2023 are scheduled to mature monthly through August 31, 2024.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign currency exchange rate hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the foreign currency exchange rate between the USD and INR would have an immaterial impact on the fair value of our hedge instruments as of September 30, 2023 and December 31, 2022.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of September 30, 2023, the fair value of the investment was $61.8 million, with a total cost basis of $40.9 million. At December 31, 2022, the fair value of the investment was $57.6 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in Medically Home Group, Inc. ("Medically Home"), a privately-held company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. Any unrealized holding gains and losses resulting from observable price changes are recorded in our consolidated statement of operations. As of September 30, 2023 and December 31, 2022, the carrying value of the investment was $33.6 million with a total cost basis of $5.0 million. During the first quarter of 2022, we recognized an unrealized gain of $27.0 million on our preferred stock investment resulting from an observable price change of preferred stock with similar rights and preferences to our preferred stock investment issued by Medically Home. Following our purchase, we have not identified any impairment of our investment.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On September 1, 2023, as partial consideration for our acquisition of Roundtable Analytics, Inc., we issued 16,337 shares of our common stock, par value $0.01 per share, with an aggregate value of $1.6 million. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2023, we reacquired 3,820 shares of common stock with a weighted average fair market value of $84.43 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Subsequent to the initial authorization, our board of directors authorized extensions of the share repurchase program through December 31, 2023 and increased the authorized amount to $300 million. In the fourth quarter of 2023, our board of directors authorized a further extension of the share repurchase program through December 31, 2024 and increased the authorized amount under the share repurchase program from $300 million to $400 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements. As of September 30, 2023, $21.1 million remained available for share repurchases under our share repurchase program.
The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2023 - July 31 2023	9,811	$80.79	6,100	$49,121,613
August 1, 2023 - August 31, 2023	211,895	$98.26	211,786	$28,305,510
September 1, 2023 - September 30, 2023	72,402	$99.87	72,402	$21,072,842
Total	294,108	$98.07	290,288

(1)The number of shares repurchased included 3,711 shares in July 2023 and 109 shares in August 2023 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and/or directors during the third quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Rule 10b5-1 Trading Plan Action	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Shares to be Sold
John McCartney - Non-Executive Chairman of the Board	Adoption	8/2/2023	7/31/2024	5,400
C. Mark Hussey - President, Chief Executive Officer and Director	Adoption	8/29/2023	8/28/2024	51,628
During the third quarter of 2023, none of our executive officers or directors terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 28, 2023.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	November 2, 2023	/s/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer