Form 10-K
period 2023-12-31
Huron Consulting Group Inc.
filed 2024-02-27
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,575,000,000.
As of February 20, 2024, 18,197,061 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2023

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
OVERVIEW
Huron is a global professional services firm that partners with clients to develop growth strategies, optimize operations and accelerate digital transformation, including using an enterprise portfolio of technology, data and analytics solutions, to empower clients to own their future. By collaborating with clients, embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
We are headquartered in Chicago, Illinois, with additional locations in the United States and abroad in Canada, India, Singapore and Switzerland.
OUR STRATEGY
The combination of our deep industry expertise and breadth of our offerings is the foundation of our growth strategy and why our clients choose Huron as their trusted advisor. Key focus areas of our growth strategy include:
•Accelerating Growth in Healthcare and Education: Huron has leading market positions in healthcare and education, providing comprehensive offerings to the largest health systems, academic medical centers, colleges and universities, and research institutes in the United States.
•Growing Presence in Commercial Industries: Huron’s commercial industry focus has increased the diversification of the Company’s portfolio and end markets while expanding the range of capabilities it can deliver to clients, providing new avenues for growth and an important balance to its healthcare and education focus.
•Rapidly Growing Global Digital Capability: Huron’s ability to provide a broad portfolio of digital offerings that support the strategic and operational needs of its clients is at the foundation of the Company’s strategy. Huron will continue to advance its integrated digital platform to support its strong growth trajectory.
•Solid Foundation for Margin Expansion: The Company is well-positioned to achieve consistent margin expansion as well as strong annual adjusted diluted earnings per share growth. We are committed to operating income margin expansion by growing the areas of the business that provide the most attractive returns, improving the operational efficiency of our delivery for clients, and scaling our selling, general, and administrative expenses as we grow.

•Strong Balance Sheet and Cash Flows: Strong free cash flows have and will continue to be a hallmark of Huron’s financial strength and business model. The Company is committed to deploying capital in a strategic and balanced way, including returning capital to shareholders and executing strategic, tuck-in acquisitions.
OUR SERVICES AND PRODUCTS
We provide our services and products and manage our business under three operating segments: Healthcare, Education, and Commercial, which align our business by industry. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital, which are methods by which we deliver our services and products.
Operating Industries
For the year ended December 31, 2023, we derived 49%, 32% and 19% of our consolidated revenues from our Healthcare, Education and Commercial operating segments, respectively.
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; the federal health system; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our healthcare-focused services and products include financial and operational performance improvement consulting, which spans revenue cycle, cost and care delivery transformation; digital offerings, spanning technology and analytic-related services, including enterprise health record (“EHR”), enterprise resource planning (“ERP”) and enterprise performance management (“EPM”), customer relationship management (“CRM”), data management and technology managed services, and a portfolio of software products; organizational transformation; revenue cycle managed services and outsourcing; financial and capital advisory consulting; and strategy and innovation consulting.
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
•Education
Our Education segment serves public and private colleges and universities, research institutes and other education-related organizations. Our education and research-focused services and products include our digital offerings, spanning technology and analytic-related services, including student information systems, ERP and EPM, CRM, data management and technology managed services and our Huron Research Suite product suite (the leading software suite designed to facilitate and improve research administration service delivery and compliance); our research-focused consulting and managed services; and our strategy and operations consulting services, which span finance and accounting and operations to organization and talent strategy and student and academic strategy. We continue to broaden our offerings into new areas. Most recently, we expanded our research managed services, advancement, campus health and well-being, and athletics offerings.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and nonprofit. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, financial advisory (special situation advisory and corporate finance advisory) services, and strategy and innovation consulting services.
Capabilities
Within each of our operating segments, we provide our offerings under two principal capabilities: i) Consulting and Managed Services and ii) Digital.

•Consulting and Managed Services
Our Consulting and Managed Services capabilities represent our management consulting services, managed services (excluding technology-related managed services) and outsourcing services delivered across industries. Our Consulting and Managed Services experts help our clients address a variety of strategic, operational, financial, people and organizational-related challenges. These services are often combined with technology, analytic and data-driven solutions powered by our Digital capability to support long-term relationships with our clients and drive lasting impact. Examples include the areas of revenue cycle management and research administration managed services and outsourcing at our healthcare and education and research-focused clients, where our projects are often coupled with our digital services and product offerings and management consulting services to sustain improved performance.
•Digital
Our Digital capabilities represent our technology and analytics services, including technology-related managed services and software products delivered across industries. Our Digital experts help clients address a variety of business challenges, including, but not limited to, designing and implementing technologies to accelerate transformation, facilitate data-driven decision making and improve customer and employee experiences. We have invested organically and inorganically to expand our Digital offerings, which now span beyond traditional ERP implementations into a broader set of administrative systems, industry-specific systems of record and systems of engagement that act as the “digital front door” to an organization. We also have grown our data, analytics and automation offerings to deliver a unified and actionable technology ecosystem for our clients.
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
OUR CLIENTS AND INDUSTRIES
We provide services to both financially sound organizations and organizations in transition across industries, including healthcare, education, financial services, energy and utilities, industrials and manufacturing, public sector and other commercial industries. Our clients span hospitals, health systems and academic medical centers; colleges, universities and research institutes; banks, asset managers, insurance companies and private equity firms; oil and gas and utilities companies; manufacturing organizations; and the federal government. In 2023, we served nearly 2,000 clients and our 10 largest clients accounted for approximately 19% of our consolidated revenues.
HUMAN CAPITAL RESOURCES AND MANAGEMENT
Our people are at the center of Huron’s strategy, and we are committed to providing a workplace where our talented and diverse team can thrive both personally and professionally. Success hinges on our ability to attract, engage, develop, reward, and retain highly skilled professionals. The cornerstone of our human capital strategy lies in both our mission-driven approach and an enduring belief that great leaders and engaged coaches cultivate a work environment where team members feel valued, create deep connections, and see their future with Huron. Our unwavering focus extends across every aspect of the employee journey, from the recruitment phase to post-employment or retirement. We strive to craft a personalized experience for our employees, empowering them to have a meaningful impact on our clients, communities, and each other.
This commitment has consistently earned Huron external recognition, including being named a “Best Place to Work” by Glassdoor in January 2024; being named a Best Firm to Work For by Consulting magazine in 2023 for the 13th consecutive year; a decade of perfect scores on the Human Rights Campaign (HRC) Foundation Corporate Equality Index (CEI); and receiving two companywide awards from Consulting magazine for diversity, equity and inclusion and retaining female talent in 2023. In addition to external recognitions, we monitor human capital-related internal metrics. Our leading measure is our quarterly employee engagement score. In addition, we regularly review voluntary turnover across a number of key variables including business unit, individual performance, geography, and demographics in order to assess the effectiveness of our employee development and total rewards programs.
Additional information on our people and programs follows.

Our People: As of December 31, 2023, our workforce was comprised of approximately 6,480 full-time professionals.
•Our nearly 240 managing directors and principals actively play a pivotal role in serving our clients, acting as strategic business advisors, coaches, and industry experts and collaborating with organizations and their leaders to tackle complex business challenges. Managing directors and principals lead our revenue-generating sales and client service efforts, innovation and the development of our intellectual capital, foster the growth of our people, and act as stewards of our organizational culture. Together, our managing directors and principals contribute significantly to our market reputation, addressing clients' challenges and ensuring the highest quality delivery of our engagements. In addition to the responsibilities listed above, our managing directors' primary focus is on propelling our business growth by selling our portfolio of offerings to generate revenue streams from both new and existing clients.
•Senior directors, directors, and managers are primarily focused on managing day-to-day client relationships and our engagement teams while overseeing the delivery and quality of our work as well as developing our people and nurturing our collaborative culture.
•Associates and analysts focus on ensuring client commitments are met by gathering and organizing data, conducting detailed analyses, crafting materials that synthesize information to support our recommendations, and implement financial, operational, and technology and analytic solutions to execute on the recommendations we provide to clients.
•Our functional professionals, who are led by our executives and corporate vice presidents, comprise Huron’s enterprise functional teams, including corporate development, facilities, finance and accounting, human resources, information technology, legal, and marketing. These professionals offer strategic guidance and execute on initiatives on behalf of the enterprise to support our client-facing objectives and the achievement of our growth strategy.
In addition to our full-time employees, we engage temporary workers on an as-needed basis, primarily seeking specialized skills and/or experience to augment our capacity for delivering client engagements or internal initiatives.
Development: We know the ability to advance one’s career, growing both personally and professionally, is critical to employee retention and engagement. To facilitate this advancement, we offer a diverse array of learning and development opportunities and experiences that can be tailored to personal needs and applied to individual context. We are committed to creating learning pathways that reflect the unique needs of our diverse population, engage them in a future at Huron, and enhance our culture of belonging. We continue to:
•Facilitate an interactive two-day orientation curriculum for newly hired employees to ensure a smooth induction into the organization.
•Offer just-in-time, personal coaching and training opportunities that inform and prepare leaders and coaches to excel in moments that matter for our employees.
•Strive to develop world class leaders, guided by our values and leadership principles, by delivering programs and opportunities, such as our Senior Director Cohort, Milestone schools and Sponsorship program, that achieve this goal by focusing on key leadership behaviors.
•Provide access to a variety of learning opportunities that are offered through multiple modalities to further develop employees’ skills, including technical knowledge, EQ capabilities, team dynamics, and a proficiency in coaching and developing others.
•Encourage employees to enhance their professional capabilities through external learning opportunities that certify and validate industry, functional and technical skills.
•Match employees with internal onboarding stewards, performance coaches, mentors, and, in some cases, sponsors to facilitate their growth and expand their network of support.
Total Rewards: Our market-competitive total rewards package is a core element of our employee value proposition to attract, motivate, and retain top talent. Our philosophy is designed to pay for performance, rewarding and retaining our highest performing employees and paying competitively versus peer companies. To accomplish this, we offer employees a competitive base salary, short- and long-term variable pay incentives, and market-competitive and equitable benefits.
Engagement: We gauge our employee engagement success through various metrics, including:
•Employee engagement and pulse scores, which was 81 in 2023 and surpassed the Glint Employee Engagement global benchmark of 76;
•Coach quality score, which was 83.5 in 2023 and above the Glint Coach Quality global benchmark of 81; and

•Volunteer hours in our communities, which was nearly 12,000 hours in 2023.
Diversity, Equity and Inclusion: Huron strives to reflect the rich diversity of the clients we serve and the communities in which we live. Our commitment to inclusion has been embedded in the organization since our founding and is fostered in our day-to-day work environment. In 2020, we renewed our commitment to holding ourselves accountable by developing a five-year diversity, equity, and inclusion action plan to help build a more equitable society. Through our achievements and actions in 2023, we continued to cultivate an inclusive culture, advance diverse representation across all levels of the organization, expand our community outreach and support, and remain committed to our pay equity strategy with on-going analysis and studies. In 2023, we:
•Deepened the relationships of our senior leadership team by designating them as executive sponsors for each of our nine employee resource groups (iMatter teams) to focus on connection, awareness, advice, action, advocacy, and amplification of these communities.
•Created Dinner and Dialogue series for our C-Suite to engage with, and learn directly from, small groups from our diverse communities represented by our iMatter teams as a way to enhance our Heritage month activities.
•Hosted Women in Leadership summits in North America and India.
•Revamped our sponsorship program, a key talent accelerator program, offering dedicated leadership coaching and C-suite exposure with sponsorship program participants focused on development and personal interests.
•Launched the Women in India and Women of Color subcommunities to create spaces that specifically address the unique experiences and perspectives of women from diverse backgrounds.
To learn more about how we continue to execute and expand on our diversity, equity, and inclusion action plan, please refer to our annual Corporate Social Responsibility report, which is available on our investor relations website located at ir.huronconsultinggroup.com.
CORPORATE SOCIAL RESPONSIBILITY
As a mission-driven company, we recognize it is our collective responsibility to actively contribute to a sustainable and brighter future, benefiting our clients, employees, communities, and shareholders. We continue to publish an annual report highlighting the actions we have taken globally to strengthen our clients, our communities, our people and the environment. Our Corporate Social Responsibility report reflects our efforts in support of the United Nations Sustainable Development Goals (“SDGs”), particularly the five goals that are integrally aligned with our values-driven culture and the work we do for our clients: good health and well-being, quality education, gender equality, decent work and economic growth, and climate action. We have and will continue to pursue these goals through our Huron Helping Hands program, employee resource groups, sustainability efforts, and corporate partnerships. As an addendum to our Corporate Social Responsibility report, we publish a Sustainability Accounting Standards Board (“SASB”) index in line with SASB’s Professional & Commercial Services standards. Our SASB index provides further quantitative and qualitative information regarding our data security programs, practices and policies, workforce diversity and engagement metrics, and our approach to promoting professional integrity and ethical behavior among our workforce, commensurate with best practices for professional services organizations.
For additional information on Huron’s commitment to a more sustainable future, refer to our annual Corporate Social Responsibility report, which includes our SASB index, and is available on our investor relations website located at ir.huronconsultinggroup.com.
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
Currently, we generate new business opportunities through the combination of relationships our managing directors and principals have with individuals working at our prospective clients and with our technology partners and marketing activities. We also view market-based collaboration between our employees as a key component in building our business. Often, the client relationship of an employee in one area of our business leads to opportunities in another area, enhancing the opportunity to increase wallet share at a specific client. All of our managing directors and principals understand their roles in ongoing relationship and business development, which is reinforced through our compensation and incentive programs. We actively seek to identify new business opportunities and frequently receive referrals and repeat business from past and current clients. In addition, to complement the business development efforts of our managing directors, we have dedicated business development professionals who are focused exclusively on developing client relationships and generating new business.

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
We believe the principal competitive factors in our market include reputation, the ability to attract and retain top talent, the capacity to manage engagements effectively to drive high value to clients, and the ability to deliver measurable and sustainable results. There is also competition on price, although to a lesser extent due to the criticality of the issues that many of our services and products address. Some competitors have a greater geographic footprint, including a broader international presence, and more resources than we do, but we believe our reputation, industry and capability expertise, and ability to deliver high-value, quality service and measurable results to our clients across a balanced portfolio of offerings and to attract and retain employees with broad capabilities and deep industry expertise enable us to compete favorably in the professional services marketplace.
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
The following discussion of risk factors may be important to understanding the statements in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes in this Annual Report on Form 10-K. Discussions about the important operational risks that our business encounters can be found in Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Risks Related to Human Capital Resources
An inability to retain our senior management team and other managing directors would be detrimental to the success of our business.
We rely heavily on our senior management team, our practice leaders, and other managing directors; our ability to retain them is particularly important to our future success. Given the highly specialized nature of our services, the senior management team must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on our senior management team and other managing directors to generate revenues and market our business. Further, our senior management’s and other managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Members of our senior management team and our other managing directors could choose to leave or join one of our competitors and some of our clients could choose to use the services of that competitor instead of our services. If one or more members of our senior management team or our other managing directors leave and we cannot replace them with a suitable candidate quickly, or if legal restrictions on non-competition agreements are put into place, we could experience difficulty in securing and successfully completing engagements, managing our business properly and executing on our growth strategy, which could harm our business prospects and results of operations.

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
As we continue to grow and evolve, it might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge or to effectively change the strategy, operations or culture of our Company in a timely manner. It might also become more difficult to maintain our culture; effectively manage and monitor our people and operations; effectively communicate our core values, policies and procedures, strategies and goals; and motivate, engage and retain our people, particularly given the distribution of our employees across the U.S. and internationally, the rate of new hires, the breadth of skills and expertise across all of our solutions, and the fact that essentially all of our employees have the option to work remotely. The size and scope of our operations increase the possibility that we will have employees who expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of sensitive or confidential information entrusted to us, or obtained inappropriately, or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information, including personal data and proprietary information. Furthermore, the inappropriate use of social networking sites or artificial intelligence (“AI”) by our employees could result in breaches of confidentiality, unauthorized disclosure of nonpublic company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, effective January 1, 2022, we made, and continue to make, changes to our operating model, including how we are organized as the needs and size of our business change, and if we do not successfully implement the changes, our business and results of operation may be negatively impacted.
Risks Related to Business Operations, Growth and Development
We may incur costs to support our business and the inability to effectively build a support structure for the business could have an adverse impact on our growth and profitability.

We have grown significantly since we commenced operations and have increased the number of our full-time professionals from 249 in 2002 to approximately 6,480 as of December 31, 2023. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures,and controls and will continue to do so in the future. To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, and controls, which may increase our total costs and may adversely affect our operating income and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.
Our international operations could result in additional risks.
We operate both domestically and internationally, including in Canada, Europe, Asia and the Middle East. Although historically our international operations have been limited, we intend to continue to expand internationally. Such expansion may result in additional risks or increase the acuity of risks that are not present domestically and which could adversely affect our business or our results of operations, including:
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
In addition, expanding into new geographic areas and expanding current service offerings is challenging and may require integrating new employees into our company culture as well as assessing the demand in the applicable market. If we cannot manage the risks associated with new employees, new service offerings or new locations effectively, we are unlikely to be successful in these efforts, which could harm our ability to sustain profitability and our business prospects.
The Company has significant operations in India, which presents additional risks.
We have significant operations in India, including nearly 2,100 employees, which could subject the Company to country-specific risks or exacerbate certain other risks. For example, from time to time, India has experienced instances of civil unrest, terrorism and hostilities among neighboring countries. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Indian economy and our operations by disrupting operations and communications and making travel within India more difficult and less desirable. Further, India has experienced natural disasters such as earthquakes, tsunamis, floods, landslides and drought in the past few years. The extent and severity of these natural disasters determines their impact on the Indian economy. Our operations and employees in India may be adversely affected by these or other social and political uncertainties or change, military activity, health-related risks, acts of terrorism or natural disasters. Additionally, as the overall population of India is large, and the cities in which we operate are dense, the impact of any such occurrences could have a disproportionate adverse effect on our operations.
Additionally, the challenges presented by India’s complex business environment and heightened risk for potential corruption may increase our risk of violating applicable anti-corruption and anti-bribery laws. We face the risk that our employees or any third parties we engage to do work on our behalf may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the Foreign Corrupt Practices Act, India’s Prevention of Money Laundering Act, 2002 and Indian Penal Code. If we violate applicable anti-corruption laws or our internal policies designed to ensure ethical business practices, we could face financial penalties and/or reputational harm that would negatively impact our financial condition and results of operations.
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
Additional hiring, departures, and business acquisitions and dispositions, as well as other organizational changes, could disrupt our operations, increase our costs or otherwise harm our business.
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
Selling and shutting down certain operations present similar challenges in a service business. Dispositions not only require management’s time, but they can impair existing relationships with clients or otherwise affect client satisfaction, particularly in situations where the divestiture eliminates only part of the complement of consulting services provided to a client. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against, liabilities related to a business sold.
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
There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of healthcare and education organizations, such as reimbursement policies for healthcare expenses, student loan policies or regulations, federal and state budgetary considerations, internal stakeholders’ views of engaging third-party consultants, consolidation in either industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications of our products and services (which would require additional time and investment) or we could suffer reductions in demand for our products and services as a result of changes in regulations affecting either industry, such as changes in the way that healthcare organizations are paid for their services (e.g., based on patient outcomes instead of services provided).
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
Our clients typically retain us on an engagement-by-engagement basis, rather than under long-term recurring contracts, and many of our client contracts are 12 months or less in duration. The volume of work performed for any particular client is likely to vary from year to year, and a major client in one fiscal period may not require or may decide not to use our services in any subsequent fiscal period. Moreover, a large portion of our new engagements come from existing clients. Accordingly, the failure to obtain new large engagements or multiple engagements from existing or new clients could have a material adverse effect on the amount of revenues we generate.
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
The consulting services industry in which we operate includes a large number of participants and is intensely competitive. We face competition from other business operations and financial consulting firms, general management consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms, consulting divisions of our technology partners, and the internal professional resources of organizations. In addition, because there are relatively low barriers to entry, we expect to continue to face competition from new entrants into the business operations and financial consulting industries. Competition in several of the sectors in which we operate is particularly intense as many of our competitors are seeking to expand their market share in these sectors. Many of our competitors have a greater national and international presence, and have a significantly greater number of personnel, financial, technical, and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. Some of our competitors may also have lower overhead and other costs and, therefore, may be able to more effectively compete through lower priced service offerings. Our ability to compete also depends in part on the ability of our competitors to hire, retain, and motivate skilled professionals, the price at which others offer comparable services, the ability of our competitors to offer new and valuable products and services to clients, and our competitors’ responsiveness to their clients. If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.
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
Our organization is comprised of employees who work on matters throughout the United States and around the world. Our technology platform is a “virtual office” from which we all operate. We may be subject to disruption to our operating systems from technology events that are beyond our control, including the possibility of failures at third-party data centers, disruptions to the internet, natural disasters, power losses, and malicious attacks. In addition, despite the implementation of security measures, our infrastructure and operating systems, including the internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, cyberattacks created through AI, or other attacks by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. While we have taken and are taking reasonable steps to prevent and mitigate the damage of such events, including implementation of system security measures, information backup, disaster recovery processes, and crisis response plans, and where possible, obtaining insurance against such events, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks. We will need to continue to invest in technology in order to achieve redundancies necessary to prevent service interruptions. Access to our systems as a result of a security breach, the failure of our systems, or the loss of data could result in legal claims or proceedings, liability, or regulatory penalties and disrupt operations, which could adversely affect our business and financial results.
Issues related to the use of artificial intelligence (“AI”) may result in reputational harm or liability that could adversely impact our business.
As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. We may incorporate AI solutions into our information platforms, products and services, and these technologies may become important to our operations over time. AI technologies are complex and rapidly evolving and the technologies that we use or develop may ultimately be flawed. Additionally, leveraging AI capabilities to potentially improve our information platforms, products and services presents further risks and challenges. If we experience an actual or perceived breach of privacy or security incident because of the use of AI, we may lose valuable sensitive or confidential client or employee data which could damage our reputation. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by impacting our relationships with customers, partners, and third-party vendors, by producing inaccurate outcomes based on flaws in the underlying data, or other unintended results.
Further, incorporating AI gives rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed (including potential liability for breaching intellectual property or privacy rights or laws). While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings.
While we aim to use and develop AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise.
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
These laws and regulations are increasing in complexity and number. If any person, including any of our employees or third-party vendors, negligently disregards or intentionally breaches our established controls or contractual obligations with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. We maintain certain insurance coverages for cybersecurity incidents through our directors and officers insurance policy, in amounts we believe to be reasonable and at a cost that is included in our general insurance premiums, but the policy limits and the breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of legal defense.
In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, including the misuse of AI, fraud, or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future.

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
Risks Related to Capital Resources
Our obligations under our senior secured credit facility are secured by a pledge of certain of the equity interests in our subsidiaries and a lien on substantially all of our assets and those of our subsidiary grantors. If we default on these obligations, our lenders may foreclose on our assets, including our pledged equity interest in our subsidiaries.
We have a Third Amended and Restated Security Agreement with Bank of America (the “Security Agreement”) and a Third Amended and Restated Pledge Agreement (the “Pledge Agreement”) associated with our Third Amended and Restated Credit Agreement, dated as of November 15, 2022 (as amended to date, the “Current Credit Agreement”). Pursuant to the Security Agreement and to secure our obligations under the Current Credit Agreement, we granted our lenders a first-priority lien, subject to permitted liens, on substantially all of the personal property assets that we and the subsidiary grantors own. Pursuant to the Pledge Agreement, we granted our lenders a security interest in 100% of the voting stock or other equity interests in our domestic subsidiaries and 65% of the voting stock or other equity interests in certain of our foreign subsidiaries. If we default on our obligations under the Current Credit Agreement, our lenders could accelerate our indebtedness and may be able to exercise their liens on the equity interests subject to the Pledge Agreement and their liens on substantially all of our assets and the assets of our subsidiary grantors, which would have a material adverse effect on our business, operations, financial condition, and liquidity. In addition, the covenants contained in the Current Credit Agreement impose restrictions on our ability to engage in certain activities, such as the incurrence of additional indebtedness, certain investments, certain acquisitions and dispositions, and the payment of dividends.
Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable-rate debt, and adversely affect our financial results.
As of December 31, 2023, the senior secured credit facility consists of a $600 million revolving credit facility under which we had outstanding indebtedness of $324.0 million that becomes due and payable in full upon maturity on November 15, 2027. Additionally, in February 2024, we established a $275 million term loan facility under the senior secured credit facility. Our ability to make scheduled payments of the principal, to pay interest, or to refinance our indebtedness, depends on our future performance. If we are unable to generate cash flow from operations sufficient to satisfy our obligations under our current indebtedness and any future indebtedness, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance our current indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the current indebtedness or future indebtedness.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences such as exposing us to the risk of increased interest rates because our borrowings are at variable interest rates; making us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation; or reducing our capacity to obtain additional financing and flexibility in planning for, or reacting to, changes in our business and our industry. Under the Current Credit Agreement, we are obligated to pay interest at either one, three or six month Term SOFR or an alternate base rate, in each case plus an applicable margin. The Current Credit Agreement replaced LIBOR with SOFR as the benchmark rate. SOFR is a relatively new reference rate, has a very limited history and is based on short-term repurchase agreements backed by Treasury securities. Changes in SOFR can be volatile and difficult to predict, and there is no assurance that SOFR will perform similarly to the way LIBOR, our previous benchmark rate, would have performed at any time. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.
Risks Related to Asset Impairment
Our goodwill and other intangible assets represent a substantial amount of our total assets, and we may be required to recognize a non-cash impairment charge for these assets if the performance of one or more of our reporting units falls below our expectations.
Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2023, goodwill and other intangible assets totaled $643.8 million, or 51%, of our total assets. Goodwill results from our business acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Intangible assets other than goodwill represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets primarily consist of customer relationships, trade names, technology and software and non-competition agreements, all of which were acquired through business acquisitions. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During 2023, 2022 and 2021, we did not record any impairment charges on our goodwill or other intangible assets.
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
We may incur impairment charges with respect to our convertible debt investment in Shorelight or our preferred stock investment in a hospital-at-home company.
Since 2014, we have invested $40.9 million, in the form of 1.69% convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education. Our investment is carried at its fair value of $68.0 million as of December 31, 2023, with unrealized holding gains and losses reported in other comprehensive income. As of December 31, 2023, our investment in Shorelight is in an unrealized gain position. If the investment were to be in an unrealized loss position due to significant credit deterioration of Shorelight, we would recognize an allowance to decrease the carrying value of the investment to the fair value, which may be reversed in the event that the credit of Shorelight improves. As of December 31, 2023, we have not recognized any credit allowance on our investment. In the future, if there are adverse developments in Shorelight's business that may be the result of events within or outside of Shorelight's control, we may incur impairment charges with respect to our convertible debt investment, which could materially impact our results of operations.
In 2019, we invested $5.0 million, in the form of preferred stock, in a hospital-at-home company. Our investment is carried at its fair value of $7.4 million as of December 31, 2023, with unrealized holding gains and losses reported in our results of operations when an observable price change for preferred stock issued by the company with similar rights and preferences to our preferred stock investment occurs. In the fourth quarter of 2023, we recognized a non-cash impairment loss of $26.3 million on our investment, based on the valuation established in a new round of financing expected to close in early 2024. While our investment in the company remains in a net unrealized gain position as of December 31, 2023, if there is further deterioration in the earnings performance, credit rating, or business prospects of the company, or a significant adverse change in the regulatory, economic, or technological environment of the company, we would evaluate our investment for additional impairment. If during such evaluation it was determined that the fair value of our investment was below its carrying value, we would recognize an impairment for such difference, which could materially impact our results of operations.

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
•changes in laws and regulations;
•political unrest, war, terrorism, geopolitical uncertainties, trade policies and sanctions, including the ongoing repercussions of the conflicts between Russia and Ukraine and Israel and Hamas; and
•other economic factors and general business conditions, including inflation, rising interest rates, and the negative impact from the COVID-19 pandemic and its downstream impacts.
For example, some portion of the services we provide may be considered by our clients to be more discretionary in nature, as the demand for the services may be impacted by economic slowdowns. We are not able to predict the positive or negative effects that future events or changes to the U.S. or global economy, financial markets, or regulatory and business environment could have on our operations. Furthermore, as 2024 is a presidential election year, the magnitude of any such positive or negative effects is even more uncertain.
If we are unable to collect our receivables or unbilled services, our results of operations, financial condition, and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients for the amounts owed to us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We have established allowances for losses of receivables and unbilled services. We may not accurately assess the credit worthiness of our clients or macroeconomic conditions could result in financial difficulties for our clients, including bankruptcy and insolvency, such that clients may delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. Timely collection of clients' contractual payments also depends upon our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.	CYBERSECURITY.
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, malicious attacks, improper employee or contractor access, harm to employees or customers and violation of data privacy, intellectual property or security laws. Although, as of the date of this Form 10-K, Huron has not experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. Further details about the cybersecurity risks we face are described under Item 1A. “Risk Factors.”
We have an enterprise-wide cybersecurity strategy that focuses on implementing risk-based controls, technologies, and other processes. We aim to incorporate industry best practices throughout our cybersecurity program, including the frameworks established by the National Institute of Standards and Technology (“NIST”), the Cybersecurity and Infrastructure Security Agency (“CISA”), and other applicable industry standards. To augment our in-house capabilities, we leverage expertise from professional services firms and/or outside counsel, as needed, to assess our cybersecurity controls, and collaborate on an ever-changing landscape. Our cybersecurity program is verified as conforming with ISO/IEC 27001:2013 and our most recent recertification was in 2023.
We use various mechanisms to preempt, detect and monitor cybersecurity threats, including monitoring unusual network activity, conducting annual security awareness training for employees, deploying phishing test campaigns, maintaining containment and incident response tools, and reviewing, updating and improving our Incident Response Plan annually. We also conduct tabletop exercises to simulate responses to cybersecurity incidents. During these exercises, our team of cybersecurity professionals collaborate with technical and business stakeholders across the organization to further analyze the risk to the company and form detection, mitigation, and remediation improvements.
Our risk management program also assesses risks associated with third-party service providers. Such providers are subject to an onboarding process and may be reevaluated periodically, such as upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. In addition, our service providers adhere to mutually agreed upon security requirements, controls and responsibilities.
Cybersecurity Governance
Our cybersecurity program is overseen by the leaders of our Information Security functional team, which is led by our Chief Information Officer (“CIO”) who has nearly 30 years of relevant work experience. Prior to joining Huron in 2018, our CIO served in various information security and information technology roles in the professional services industry for several large, public companies and executed large-scale, global implementations of business applications and infrastructure technologies in a way that mitigates cybersecurity risks. Our CIO reports on a quarterly basis to Huron's internal Information Security Management System (“ISMS”) Committee, which has primary responsibility for assessing and managing material cybersecurity risks. The ISMS Committee, which includes members of our executive and senior leadership teams, our CIO and other functional team leaders, reviews, approves and establishes ISMS specific goals and objectives, reviews policy updates and approves the annual IT risk assessment, which identifies impacts, threats and controls related to IT assets utilized across the enterprise.
Our board of directors, in coordination with the board of director’s Technology and Information Security (“T&IS”) Committee, oversees the governance of the Company’s technology-related risks, including information security, data protection, cybersecurity, vendor, fraud, and business continuity risks, and technology-related strategies. The T&IS Committee receives quarterly updates from the CIO, including existing and new cybersecurity risks, the management and/or mitigation of such risks, material cybersecurity incidents (if any), and status on key cybersecurity initiatives. Our board also actively participates in discussions with management on cybersecurity-related news events and discusses any updates to our cybersecurity risk management and strategy programs on a timely basis.

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
The information required by this Item is incorporated by reference from Note 18 “Commitments, Contingencies and Guarantees” included within the notes to our consolidated financial statements of this Annual Report on Form 10-K.
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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “HURN.” As of February 20, 2024, there were 313 registered holders of record of Huron’s common stock. A number of Huron’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of its common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2023, we reacquired 4,686 shares of common stock with a weighted average fair market value of $103.71 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the fourth quarter of 2023. The current authorization extends the share repurchase program through December 31, 2024 with a repurchase amount of $400 million, of which $86.2 million remains available as of December 31, 2023. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.

The following table provides information with respect to purchases we made of our common stock during the year ended December 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
First quarter total	768,314	$69.68	632,894	$64,836,694
Second quarter total	196,166	$78.66	193,648	$49,602,177
Third quarter total	294,108	$98.07	290,288	$21,072,842
October 1, 2023 – October 31, 2023	76,247	$99.31	72,081	$113,932,607
November 1, 2023 – November 30, 2023	94,090	$103.35	93,570	$104,256,878
December 1, 2023 – December 31, 2023	179,334	$100.75	179,334	$86,183,114
Fourth quarter total	349,671	$101.14	344,985	$86,183,114
Full year 2023 total	1,608,259	$82.81	1,461,815	$86,183,114
(1)The number of shares repurchased in the first, second and third quarters of 2023 included 135,420, 2,518, and 3,820 shares, respectively, to satisfy employee tax withholding requirements. Additionally, 4,166 shares in October and 520 shares in November were repurchased to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.
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
The following information summarizes our results of operations for 2023, 2022 and 2021; and discusses those results of operations for 2023 compared to 2022. For a discussion of our results of operations for 2022 compared to 2021 refer to Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the United States Securities and Exchange Commission on February 28, 2023.
OVERVIEW
Huron is a global professional services firm that partners with clients to develop growth strategies, optimize operations and accelerate digital transformation, including using an enterprise portfolio of technology, data and analytics solutions, to empower clients to own their future. By collaborating with clients, embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
We provide our services and products and manage our business under three operating segments: Healthcare, Education and Commercial. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital. See Part I—Item 1. “Business—Overview—Our Services” and Note 19 “Segment Information” within the notes to our consolidated financial statements for a discussion of our segments and capabilities.
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
•Time-and-expense: Under time-and-expense billing arrangements, we invoice our clients based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include speaking engagements, conferences and publications purchased by our clients.
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
Non-GAAP Measures
We also assess our results of operations using the following non-GAAP financial measures: EBITDA, adjusted EBITDA, adjusted EBITDA as a percentage of revenues, adjusted net income, and adjusted diluted earnings per share. These non-GAAP financial measures differ from GAAP because they exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.
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
Restructuring charges: We have incurred charges due to restructuring various parts of our business. These restructuring charges have primarily consisted of costs associated with office space consolidations, including lease impairment charges and accelerated depreciation on lease-related property and equipment, and employee severance charges. In addition, restructuring charges in 2021 include costs related to the sale of the Life Sciences business in the fourth quarter of 2021. We exclude the effect of the restructuring charges from our non-GAAP measures to permit comparability with periods that were not impacted by these items. We do not include normal, recurring, cash operating expenses in our restructuring charges.
Other losses (gains), net: We exclude the effects of other losses and gains, which primarily relate to changes in the estimated fair value of our liabilities for contingent consideration related to business acquisitions and litigation settlement losses and gains, to permit comparability with periods that are not impacted by these items.
Transaction-related expenses: To permit comparability with prior periods, we exclude the impact of third-party advisory, legal, and accounting fees incurred related to the evaluation and/or consummation of business acquisitions.
Unrealized losses (gains) on preferred stock investment: We exclude the effect of unrealized losses and gains related to changes in the fair value of our preferred stock investment in a hospital-at-home company arising from observable price changes or impairment losses. These unrealized losses and gains are included as a component of other income (expense), net. We believe that these unrealized losses and gains are not indicative of the ongoing performance of our business and their exclusion permits comparability with prior periods.
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
Revenue-Generating Professionals
Our revenue-generating professionals consist of our full-time consultants who generate revenues based on the number of hours worked; full-time equivalents, which consists of coaches and their support staff within the culture and organizational excellence solution, consultants who work variable schedules as needed by clients, and full-time employees who provide software support and maintenance services to clients; and our Healthcare managed services employees who provide revenue cycle billing, collections, insurance verification and change integrity services to clients.
Utilization Rate
The utilization rate of our revenue-generating professionals is calculated by dividing the number of hours our billable consultants worked on client assignments during a period by the total available working hours for these billable consultants during the same period. Available working hours are determined by the standard hours worked by each billable consultant, adjusted for part-time hours, and U.S. standard work weeks. Available working hours exclude local country holidays and vacation days. Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.

RESULTS OF OPERATIONS
Executive Highlights
Highlights from the year ended December 31, 2023 include:
•Total revenues increased 20.3% to $1.36 billion in 2023 from $1.13 billion in 2022.
•Healthcare segment revenues increased 26.0% to $674.0 million in 2023 from $535.0 million in 2022.
•Operating margin increased to 9.2% in 2023, compared to 8.8% in 2022.
•Adjusted EBITDA as a percentage of revenues increased 70 basis points to 12.3% from 11.6% in 2022.
•Diluted EPS was $3.19 for 2023, compared to $3.64 for 2022. Results for 2023 and 2022 include a non-cash unrealized loss and a non-cash unrealized gain related to our investment in a hospital-at-home company, which had an unfavorable impact of $0.99 and a favorable impact of $0.96 on diluted earnings per share in 2023 and 2022, respectively.
•Adjusted diluted EPS increased 43.1% to $4.91 for 2023, compared to $3.43 for 2022.
•Net cash provided by operating activities increased 58.4% to $135.3 million for 2023, compared to $85.4 million for 2022.
•Returned $123.6 million shareholders by repurchasing 1,461,815 shares of our common stock in 2023.
Total revenues increased $229.6 million, or 20.3%, to $1.36 billion for the year ended December 31, 2023 from $1.13 billion for the year ended December 31, 2022. The increase in revenues reflects continued strength in demand for both our Consulting and Managed Services capability and Digital capability across all segments, which demonstrates our focus on accelerating growth in our healthcare and education industries and growing our presence in commercial industries.
In our Consulting and Managed Services capability, revenues for the year ended December 31, 2023 increased 22.6% to $782.0 million, compared to $638.0 million for the year ended December 31, 2022, and reflected strengthened demand in all of our segments. The utilization rate within our Consulting capability increased to 76.6% in 2023, compared to 75.2% in 2022.
Revenues within our Digital capability increased 17.3% to $580.0 million for the year ended December 31, 2023, compared to $494.5 million for the year ended December 31, 2022, and reflected strengthened demand in all of our segments. The utilization rate within our Digital capability increased to 75.3% in 2023, compared to 71.0% in 2022.
The total number of revenue-generating professionals increased 14.2% to 5,519 as of December 31, 2023, compared to 4,832 as of December 31, 2022, as a result of hiring to support the overall increase in demand for our services within all of our segments. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.
Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 9.2% for the year ended December 31, 2023, compared to 8.8% for the year ended December 31, 2022, driven by strong revenue growth that outpaced increases in operating expenses.
Net income was $62.5 million for the year ended December 31, 2023, compared to $75.6 million for the year ended December 31, 2022. Results for 2023 include a non-cash impairment loss of $19.4 million, net of tax, related to our investment in a hospital-at-home company; and results for 2022 include a non-cash unrealized gain of $19.8 million, net of tax, related to the same investment. Diluted earnings per share was $3.19 for 2023, compared to $3.64 for 2022. The non-cash unrealized loss related to the investment had an unfavorable impact of $0.99 on diluted earnings per share in 2023, and the non-cash unrealized gain had a favorable impact of $0.96 on diluted earnings per share in 2022. See Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our preferred stock investment and the non-cash unrealized gains and impairment loss recognized to date. As of December 31, 2023, the investment's carrying value was $7.4 million, reflecting a net unrealized gain of $2.4 million since inception.
Adjusted diluted earnings per share increased 43.1% to $4.91 for 2023 from $3.43 for 2022, driven by an increase in operating income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan.
Net cash provided by operating activities increased 58.4% to $135.3 million in 2023, compared to $85.4 million in 2022. The increase in net net cash provided by operating activities was primarily related to an increase in cash collections in 2023 compared to the prior year; partially offset by an increase in salaries and related expenses for our revenue-generating professionals, an increase in payments for selling, general and administrative expenses in 2023 compared to the prior year, and an increase in the amount paid for annual performance bonuses in the first quarter of 2023 compared to the first quarter of 2022.

During 2023, we deployed $123.6 million of capital to repurchase 1,461,815 shares of our common stock, representing 7.4% of our common stock outstanding as of December 31, 2022.
Summary of Results
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP measures. The results of operations for acquired businesses have been included in our results of operations since the date of their respective acquisition.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Year Ended December 31,
	2023	2022	2021
Healthcare:
Revenues	$673,989	$534,999	$444,767
Operating income	$172,900	$131,227	$118,324
Segment operating income as a percentage of segment revenues	25.7%	24.5%	26.6%
Education:
Revenues	$429,663	$359,835	$242,374
Operating income	$99,098	$78,924	$52,398
Segment operating income as a percentage of segment revenues	23.1%	21.9%	21.6%
Commercial:
Revenues	$258,408	$237,621	$218,499
Operating income	$54,202	$50,025	$34,296
Segment operating income as a percentage of segment revenues	21.0%	21.1%	15.7%
Total Huron:
Revenues	$1,362,060	$1,132,455	$905,640
Reimbursable expenses	36,695	26,506	21,318
Total revenues and reimbursable expenses	$1,398,755	$1,158,961	$926,958

Segment operating income	$326,200	$260,176	$205,018
Items not allocated at the segment level:
Other operating expenses	174,762	136,459	127,020
Restructuring charges	8,204	3,686	4,525
Depreciation and amortization	17,886	20,271	20,634
Operating income	125,348	99,760	52,839
Other income (expense), net	(41,453)	8,817	27,197
Income before taxes	83,895	108,577	80,036
Income tax expense	21,416	33,025	17,049
Net income	$62,479	$75,552	$62,987
Earnings per share
Basic	$3.32	$3.73	$2.94
Diluted	$3.19	$3.64	$2.89

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Year Ended December 31,
	2023	2022	2021
Other Operating Data:
Number of revenue-generating professionals by segment (at period end):
Healthcare	2,270	1,890	1,596
Education	1,788	1,579	1,050
Commercial (1)	1,461	1,363	1,130
Total	5,519	4,832	3,776

Revenue by capability:
Consulting and Managed Services (2)	$782,020	$637,994	$555,915
Digital	580,040	494,461	349,725
Total	$1,362,060	$1,132,455	$905,640

Number of revenue-generating professionals by capability (at period end):
Consulting and Managed Services (3)	2,648	2,294	1,838
Digital	2,871	2,538	1,938
Total	5,519	4,832	3,776

Utilization rate by capability (4):
Consulting	76.6%	75.2%	70.6%
Digital	75.3%	71.0%	72.5%
(1)The majority of our revenue-generating professionals within our Commercial segment can provide services across all of our industries, including healthcare and education.
(2)Managed Services capability revenues within our Healthcare segment was $70.1 million, $67.6 million and $47.7 million for the years ended 2023, 2022 and 2021, respectively.
Managed Services capability revenues within our Education segment was $19.5 million, $15.7 million and $9.1 million for the years ended 2023, 2022 and 2021, respectively.
(3)The number of Managed Services revenue-generating professionals within our Healthcare segment was 924, 715 and 509 as of December 31, 2023, 2022 and 2021, respectively.
The number of Managed Services revenue-generating professionals within our Education segment was 103, 106 and 72 as of December 31, 2023, 2022 and 2021, respectively.
(4)Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.

Non-GAAP Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Year Ended December 31,
	2023	2022	2021
Revenues	$1,362,060	$1,132,455	$905,640
Net income	$62,479	$75,552	$62,987
Add back:
Income tax expense	21,416	33,025	17,049
Interest expense, net of interest income	19,573	11,883	8,150
Depreciation and amortization	25,672	28,233	26,347
Earnings before interest, taxes, depreciation and amortization (EBITDA)	129,140	148,693	114,533
Add back:
Restructuring charges	11,550	9,909	12,401
Other losses (gains), net	(444)	(193)	198
Transaction-related expenses	357	50	1,782
Unrealized loss (gain) on preferred stock investment	26,262	(26,964)	—
Gain on sale of business	—	—	(31,510)
Foreign currency transaction losses (gains), net	476	(655)	419
Adjusted EBITDA	$167,341	$130,840	$97,823
Adjusted EBITDA as a percentage of revenues	12.3%	11.6%	10.8%
Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Year Ended December 31,
	2023	2022	2021
Net income	$62,479	$75,552	$62,987
Weighted average shares - diluted	19,601	20,746	21,809
Diluted earnings per share	$3.19	$3.64	$2.89
Add back:
Amortization of intangible assets	8,219	11,198	9,251
Restructuring charges	11,550	9,909	12,401
Other losses (gains), net	(444)	(193)	198
Transaction-related expenses	357	50	1,782
Unrealized loss (gain) on preferred stock investment	26,262	(26,964)	—
Gain on sale of business	—	—	(31,510)
Tax effect of adjustments	(12,175)	1,590	1,742
Total adjustments, net of tax	33,769	(4,410)	(6,136)
Adjusted net income	$96,248	$71,142	$56,851
Adjusted weighted average shares - diluted	19,601	20,746	21,809
Adjusted diluted earnings per share	$4.91	$3.43	$2.61

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenues
Revenues by segment and capability for the years ended December 31, 2023 and 2022 were as follows:

Revenues (in thousands)	Year Ended December 31,		Increase / (Decrease)
	2023	2022	$	%
Segment:
Healthcare	$673,989	$534,999	$138,990	26.0%
Education	429,663	359,835	69,828	19.4%
Commercial	258,408	237,621	20,787	8.7%
Total revenues	$1,362,060	$1,132,455	$229,605	20.3%

Capability:
Consulting and Managed Services	$782,020	$637,994	$144,026	22.6%
Digital	580,040	494,461	85,579	17.3%
Total revenues	$1,362,060	$1,132,455	$229,605	20.3%
Total revenues increased $229.6 million, or 20.3%, to $1.36 billion for the year ended December 31, 2023 from $1.13 billion for the year ended December 31, 2022. The overall increase in revenues reflects continued strength in demand for both our Consulting and Managed Services capability and Digital capability across all segments, which demonstrates our focus on accelerating growth in our healthcare and education industries and growing our presence in commercial industries.
•Healthcare revenues increased $139.0 million, or 26.0%, driven by strengthened demand for our performance improvement, financial advisory and strategy and innovation solutions within our Consulting and Managed Services capability, as well as strengthened demand for our technology and analytics services within our Digital capability. Revenues for the year ended December 31, 2023 included $1.1 million of incremental revenues from our acquisitions of Customer Evolution, LLC and Roundtable Analytics, Inc, which were completed in December 2022 and September 2023, respectively.
The number of revenue-generating professionals within our Healthcare segment grew 20.1% to 2,270 as of December 31, 2023, compared to 1,890 as of December 31, 2022.
•Education revenues increased $69.8 million, or 19.4%, driven by strengthened demand for our technology and analytics services and software products within our Digital capability, as well as strengthened demand for our strategy and operations and research solutions within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Education segment grew 13.2% to 1,788 as of December 31, 2023, compared to 1,579 as of December 31, 2022.
•Commercial revenues increased $20.8 million, or 8.7%, driven by strengthened demand for our financial advisory solutions within our Consulting and Managed Services capability and our technology and analytics services within our Digital capability, partially offset by a decrease in demand for our strategy and innovation solution within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Commercial segment grew 7.2% to 1,461 as of December 31, 2023, compared to 1,363 as of December 31, 2022.

Operating Expenses
Operating expenses for the year ended December 31, 2023 increased $214.2 million, or 20.2%, over the year ended December 31, 2022.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Year Ended December 31,				Increase / (Decrease)
	2023		2022
Direct costs	$942,697	69.2%	$785,881	69.4%	$156,816
Reimbursable expenses	36,766	2.7%	26,671	2.4%	10,095
Selling, general and administrative expenses	257,488	18.9%	209,381	18.5%	48,107
Restructuring charges	11,550	0.8%	9,909	0.9%	1,641
Depreciation and amortization	24,906	1.8%	27,359	2.3%	(2,453)
Total operating expenses	$1,273,407	93.5%	$1,059,201	93.5%	$214,206
Direct Costs
Direct costs increased $156.8 million, or 20.0%, to $942.7 million for the year ended December 31, 2023 from $785.9 million for the year ended December 31, 2022. The $156.8 million increase primarily related to a $143.2 million increase in compensation costs for our revenue-generating professionals as we continue to invest in and grow our talented team to meet increased market demand. Specifically, the increase in compensation costs is primarily attributable to a $92.7 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2023, a $42.7 million increase in performance bonus expense, and a $6.9 million increase in share-based compensation expense. Additional increases in direct costs include a $6.2 million increase in technology costs, and a $4.0 million increase in contractor expenses. As a percentage of revenues, direct costs decreased to 69.2% during 2023, compared to 69.4% during 2022. The decrease was primarily due to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals; largely offset by an increase in performance bonus expense, as a percentage of revenue.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $48.1 million, or 23.0%, to $257.5 million for the year ended December 31, 2023 from $209.4 million for the year ended December 31, 2022. The $48.1 million increase primarily related to a $37.2 million increase in compensation costs for our support personnel driven by a $14.4 million increase in salaries and related expenses, a $12.3 million increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability, a $5.9 million increase in share-based compensation expense, and a $4.8 million increase in performance bonus expense. The increase in deferred compensation expense is offset by an increase in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. Additionally, selling, general and administrative expenses increased $10.8 million for non-payroll costs driven by a $3.3 million increase in promotion and marketing expenses, a $2.8 million increase in practice administration and meetings expenses, a $2.6 million increase in legal expenses, and a $1.6 million increase in software and data hosting expenses. As a percentage of revenues, selling, general and administrative expenses increased to 18.9% during 2023, compared to 18.5% during 2022. This increase was primarily attributable to the increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability, as a percentage of revenues; partially offset by revenue growth that outpaced the increases in total non-payroll costs.
Restructuring Charges
Restructuring charges for the year ended December 31, 2023 were $11.6 million, compared to $9.9 million for the year ended December 31, 2022. During 2023, we exited our office spaces in Hillsboro, Oregon and Lexington, Massachusetts, resulting in non-cash impairment charges of $1.9 million and $3.5 million, respectively, on the related right-of-use operating lease assets and fixed assets. Additionally, restructuring charges incurred in 2023 included $3.0 million of severance-related expenses; $1.8 million for rent and related expenses, net of sublease income, for previously vacated office spaces; $0.9 million related to non-cash lease impairment charges driven by updated sublease assumptions for previously vacated office spaces; and $0.3 million related to the abandonment of a capitalized software development project.

The $9.9 million of restructuring charges incurred in 2022 included $5.7 million of severance-related expenses; $2.3 million for rent and related expenses, net of sublease income, for previously vacated office spaces; $0.7 million for third-party professional advisory fees related to the modification of our operating model; and $0.6 million for the early termination of a contract.
Depreciation and Amortization
Depreciation and amortization expense decreased $2.5 million, or 9.0%, to $24.9 million for the year ended December 31, 2023, compared to $27.4 million for the year ended December 31, 2022. The $2.5 million decrease in depreciation and amortization expense was primarily attributable to intangible assets acquired in business acquisitions that were fully amortized in prior periods and a decrease in amortization of intangible assets acquired in business acquisitions due to the accelerated basis of amortization in prior periods.
Operating Income and Operating Margin
Operating income increased $25.6 million to $125.3 million for the year ended December 31, 2023 from $99.8 million for the year ended December 31, 2022. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 9.2% for 2023, compared to 8.8% for 2022.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Year Ended December 31,				Increase / (Decrease)
	2023		2022
Healthcare	$172,900	25.7%	$131,227	24.5%	$41,673
Education	99,098	23.1%	78,924	21.9%	20,174
Commercial	54,202	21.0%	50,025	21.1%	4,177
Total segment operating income	$326,200		$260,176		$66,024
•Healthcare operating income increased $41.7 million, or 31.8%, primarily due to the increase in revenues; partially offset by increases in compensation costs for our revenue-generating professionals, contractor expenses, and compensation costs for our support personnel. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2023, an increase in performance bonus expense, and an increase in share-based compensation expense. Healthcare operating margin increased to 25.7% from 24.5% primarily due to the revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals; partially offset by an increase in contractor expenses, as a percentage of revenues.
•Education operating income increased $20.2 million, or 25.6%, primarily due to the increase in revenues as well as decreases in contractor expenses, restructuring charges, and software and data hosting expenses; partially offset by increases in compensation costs for our revenue-generating professionals, technology expenses, practice administration and meetings expenses, and promotion and marketing expenses. The increases in compensation costs for our revenue-generating professionals were primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2023, and an increase in performance bonus expense. Education operating margin increased to 23.1% from 21.9% primarily driven by decreases in contractor expenses and restructuring charges; partially offset by increases in compensation costs for our revenue-generating professionals and technology expenses, as percentages of revenue.
•Commercial operating income increased $4.2 million, or 8.3%, primarily due to the increase in revenues as well as a decrease in contractor expenses; partially offset by increases in compensation costs for our revenue-generating professionals, promotion and marketing expenses, and practice administration and meetings expenses. The increase in compensation costs for our revenue-generating professionals was primarily driven by an increase in performance bonus expense, an increase in headcount, and annual salary increases that went into effect in the first quarter of 2023. Commercial operating margin decreased slightly to 21.0% from 21.1% primarily driven by increases in compensation costs for our revenue-generating professionals and non-payroll selling, general and administrative costs, as percentages of revenues; partially offset by the decrease in contractor expenses.
Other Income (Expense), Net
Interest expense, net of interest income increased $7.7 million to $19.6 million for the year ended December 31, 2023 from $11.9 million for the year ended December 31, 2022, which was primarily attributable to higher interest rates and higher levels of borrowing under our credit facility in 2023 compared to 2022. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information on our senior secured credit facility.

Other income (expense), net decreased $42.6 million to expense of $21.9 million for the year ended December 31, 2023 from income of $20.7 million for the year ended December 31, 2022. The decrease in other income, net was primarily attributable to changes in the fair value of our preferred stock investment in a hospital-at-home company. In the fourth quarter of 2023, we recognized a non-cash impairment loss of $26.3 million on our preferred stock investment based on the valuation established in a new round of financing expected to close in early 2024. In the first quarter of 2022, we recognized a non-cash unrealized gain of $27.0 million for the same investment, based on the valuation established in a round of financing that closed that quarter. As of December 31, 2023, the investment's carrying value was $7.4 million, reflecting a net unrealized gain of $2.4 million on the investment since inception. See Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our preferred stock investment. This decrease in other income, net was partially offset by a $12.2 million increase in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability. During 2023 we recognized a $4.8 million gain for the market value of our deferred compensation investments compared to a $7.4 million loss recognized in 2022.
Income Tax Expense
For the year ended December 31, 2023, our effective tax rate was 25.5% as we recognized income tax expense of $21.4 million on income of $83.9 million. The effective tax rate of 25.5% was more favorable than the statutory rate, inclusive of state income taxes, of 26.2%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the year and the positive impact of certain federal tax credits. These favorable items were partially offset by certain nondeductible expense items.
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
Net Income and Earnings per Share
Net income decreased $13.1 million to $62.5 million for the year ended December 31, 2023 from $75.6 million for the year ended December 31, 2022. The decrease in net income was primarily attributable to the changes in the fair value of our preferred stock investment in a hospital-at-home company recorded in other income (expense), net; partially offset by the increase in operating income. In 2023, we recognized a non-cash impairment loss of $26.3 million related to our preferred stock investment; and in 2022, we recognized a non-cash unrealized gain of $27.0 million related to the same investment as discussed above. Diluted earnings per share for the year ended December 31, 2023 decreased to $3.19, compared to $3.64 for the year ended December 31, 2022, driven by the decrease in net income partially offset by a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan. The changes in fair value of our preferred stock investment in a hospital-at-home company had an unfavorable impact on our diluted earnings per share of $0.99 in 2023 and a favorable impact on our diluted earnings per share of $0.96 for 2022 .
EBITDA and Adjusted EBITDA
EBITDA decreased $19.6 million to $129.1 million for the year ended December 31, 2023 from $148.7 million for the year ended December 31, 2022. The decrease in EBITDA was primarily attributable to the changes in the fair value of our preferred stock investment in the hospital-at-home company, as well as the increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability; largely offset by the increase in segment operating income. In 2023, we recognized a non-cash impairment loss of $26.3 million related to our preferred stock investment; and in 2022, we recognized a non-cash unrealized gain of $27.0 million related to the same investment as discussed above.
Adjusted EBITDA increased $36.5 million to $167.3 million for the year ended December 31, 2023 from $130.8 million for the year ended December 31,2022. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income, excluding the impact of segment restructuring charges; partially offset by the increase in corporate expenses, excluding the impacts of the change in the market value of our deferred compensation liability and corporate restructuring charges.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $25.1 million to $96.2 million for the year ended December 31, 2023, compared to $71.1 million for the year ended December 31, 2022. Adjusted diluted earnings per share increased to $4.91 in 2023, compared to $3.43 in 2022, driven by the increase in adjusted net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $12.1 million, $11.8 million, and $20.8 million at December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

Cash Flows (in thousands):	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$135,262	$85,400	$17,987
Net cash used in investing activities	(36,652)	(20,128)	(20,143)
Net cash used in financing activities	(98,327)	(74,108)	(44,410)
Effect of exchange rate changes on cash	32	(111)	170
Net increase (decrease) in cash and cash equivalents	$315	$(8,947)	$(46,396)
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
Net cash provided by operating activities increased $49.9 million to $135.3 million in 2023 from $85.4 million in 2022. The increase in net operating cash flows was primarily related to an increase in cash collections in 2023 compared to the prior year; partially offset by an increase in salaries and related expenses for our revenue-generating professionals, an increase in payments for selling, general and administrative expenses in 2023 compared to the prior year, and an increase in the amount paid for annual performance bonuses in the first quarter of 2023 compared to the first quarter of 2022.
Additionally, for 2023, our unbilled receivables increased partially driven by certain large Healthcare and Education engagements where our services performed and revenue recognized exceeded the amounts billed to clients in accordance with the contractual billing terms. In the future, we may enter into additional client engagements with similar deferred billing terms.
Investing Activities
Our investing activities primarily consist of purchases of complementary businesses; purchases of property and equipment, primarily related to computers and related equipment for our employees and leasehold improvements and furniture and fixtures for office spaces; payments related to internally developed cloud-based software sold to our clients; and investments. Our investments include a convertible note investment in Shorelight Holdings, LLC, a preferred stock investment in a hospital-at-home company, and investments in life insurance policies that are used to fund our deferred compensation liability.
Net cash used in investing activities was $36.7 million for 2023 which primarily consisted of $25.7 million for payments related to internally developed software to advance our Healthcare and Education software products; $9.4 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; $3.1 million for contributions to our life insurance policies; and $1.6 million for the purchase of a business. These uses of cash for investing activities were partially offset by $3.0 million of cash received for distributions from our life insurance policies that are used to fund our deferred compensation liability.
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
We estimate that cash utilized for purchases of property and equipment and software development in 2024 will total approximately $35 million to $40 million; primarily consisting of software development costs, leasehold improvements and furniture and fixtures for certain office locations and information technology related equipment to support our corporate infrastructure.

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
Net cash used in financing activities was $98.3 million in 2023. During 2023, we borrowed $354.0 million primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2023, and made repayments on our borrowings of $320.0 million. Additionally, in 2023, we paid $122.8 million for share repurchases, including $1.1 million related to the settlement of share repurchases that were accrued as of December 31, 2022 and excluding $1.9 million that was accrued as of December 31, 2023. During 2023, we reacquired $10.5 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made deferred acquisition payments of $1.5 million to the sellers of certain businesses we acquired. These payments were primarily the result of achieving specified financial performance targets in accordance with the related purchase agreements. These uses of cash for financing activities were partially offset by $2.5 million of cash received from stock option exercises in 2023.
Net cash used in financing activities was $74.1 million in 2022. During 2022, we borrowed $314.0 million under our senior secured credit facility primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2022, and made repayments on our borrowings of $256.8 million. The repayments on our borrowings included the repayment of the outstanding principal of our promissory note due 2024 of $2.7 million from the proceeds received for the sale of our aircraft. Additionally, in 2022, we paid $120.4 million for share repurchases, including $0.2 million related to the settlement of share repurchases that were accrued as of December 31, 2021 and excluding $1.1 million that was accrued as of December 31, 2022. During 2022, we reacquired $7.8 million of common stock as a result of tax withholdings upon vesting of share-based compensation. Additionally, we made payments of $2.7 million for debt issuance costs related to the Third Amended and Restated Credit Agreement executed in the fourth quarter of 2022. We also made deferred acquisition payments of $1.9 million to the sellers of certain businesses we acquired. These payments were primarily the result of achieving specified financial performance targets in accordance with the related purchase agreements. These uses of cash for financing activities were partially offset by $1.4 million of cash received from stock option exercises in 2022.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the fourth quarter of 2023. The current authorization extends the share repurchase program through December 31, 2024 with a repurchase amount of $400 million, of which $86.2 million remains available as of December 31, 2023. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Financing Arrangements
At December 31, 2023, we had $324.0 million outstanding under our senior secured credit facility, as discussed below.
The Company has a $600 million five-year senior secured revolving credit facility, subject to the terms of a Third Amended and Restated Credit Agreement dated as of November 15, 2022 and amended by Amendment No. 1 (collectively, the “Amended Credit Agreement”) that becomes due and payable in full upon maturity on November 15, 2027. In February 2024, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Amended Credit Agreement to establish a $275 million term loan as discussed below under “2024 Term Loan.” Prior to the Second Amendment, the Amended Credit Agreement provided the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount up to $250 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $850 million. The initial borrowings under the revolving credit facility were used to refinance borrowings outstanding under a prior credit agreement, and future revolving credit facility borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, permitted acquisitions, and other general corporate purposes.
Fees and interest on borrowings under the revolving credit facility vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, these borrowings will bear interest at one, three or six month Term SOFR or an alternate base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.125% per annum and 1.875% per annum, in the case of Term SOFR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time. Fees and interest on borrowings are paid on a monthly basis.
In April 2023, the Company and PNC Capital Markets, LLC, as Sustainability Structuring Agent, with the consent of the Required Lenders (as defined in the Amended Credit Agreement), entered into Amendment No. 1 to the Amended Credit Agreement (the “First Amendment”) to incorporate specified key performance indicators with respect to certain environmental, social and governance targets of the Company. Based upon the performance of the Company against those key performance indicators in each Reference Year (as defined in the First

Amendment), certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees will be made. These annual adjustments will not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however, the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At December 31, 2023 and December 31, 2022, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of December 31, 2023 was 1.59 to 1.00, compared to 1.92 to 1.00 as of December 31, 2022. Our Consolidated Interest Coverage Ratio as of December 31, 2023 was 10.85 to 1.00, compared to 14.04 to 1.00 as of December 31, 2022.
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
Borrowings outstanding under the revolving credit facility at December 31, 2023 and 2022 totaled $324.0 million and $290.0 million, respectively. These borrowings carried a weighted average interest rate of 4.2% at December 31, 2023 and 3.8% at December 31, 2022 including the impact of the interest rate swaps described in Note 12 “Derivative Instruments and Hedging Activity" within the notes to the consolidated financial statements. The borrowing capacity under the Amended Credit Agreement is reduced by any outstanding borrowings under the agreement and outstanding letters of credit. At December 31, 2023 and 2022, we had outstanding letters of credit totaling $0.5 million and $0.7 million, respectively, which are used as security deposits for our office facilities. As of December 31, 2023 and 2022, the unused borrowing capacity under the Amended Credit Agreement was $275.5 million and $309.3 million, respectively.
2024 Term Loan
In February 2024, the Company entered into Amendment No.2 to the Amended Credit Agreement (the “Second Amendment”), which established a $275 million term loan facility (the “Term Loan”) under the Amended Credit Agreement (as amended to date, the “Current Credit Agreement”). The Term Loan is subject to scheduled quarterly amortization payments of $3.4 million beginning June 30, 2024 through the maturity date of November 15, 2027, at which time the outstanding principal balance and all accrued interest will be due. Additionally, the Second Amendment provided for the option to increase the revolving credit facility or establish additional term loan facilities in an aggregate amount up to $250 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Current Credit Agreement of $1.13 billion. The proceeds of the Term Loan will be used to reduce borrowings under the company's revolving credit facility.
Interest on the Term Loan varies based on our Consolidated Leverage Ratio (as defined in the Current Credit Agreement). At our option, the Term Loan will bear interest at one, three or six month Term SOFR plus the applicable margin. The applicable margin will range between 1.625% per annum and 2.375% per annum based upon our Consolidated Leverage Ratio at such time and subject to the adjustments allowed for performance against certain environmental, social and governance targets of the Company as outlined in the First Amendment.
The Current Credit Agreement maintains the same prepayment provisions, usual and customary representations and warranties, fee pricing schedule, and affirmative and negative covenants as the Amended Credit Agreement discussed above.
For further information, see Note 7 “Financing Arrangements” within the notes to the consolidated financial statements. For a discussion of certain risks and uncertainties related to the Current Credit Agreement, see Part I—Item 1A. “Risk Factors.”

Future Financing Needs
Our primary financing need is to fund our long-term growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures.
We believe our internally generated liquidity, together with our available cash and the borrowing capacity available under our senior secured credit facility will be adequate to support our current financing needs and long-term growth strategy. Our ability to secure additional financing in the future, if needed, will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.
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
Our revenue is generated under four types of billing arrangements: fixed-fee (including software license revenue); time-and-expense; performance-based; and software support, maintenance and subscriptions. Determining the method and amount of revenue to recognize requires us to make judgments and estimates. Specifically, multiple performance obligation arrangements require us to allocate the total transaction price to each performance obligation based on its relative standalone selling price, for which we rely on our overall pricing objectives, taking into consideration market conditions and other factors. Provisions are recorded for the estimated realization on all engagements, including engagements for which fees are subject to review by the bankruptcy courts. We continually evaluate our estimates of the provisions based on available information and experiences. Additionally, when accounting for fixed-fee and performance-based billing arrangements, we must make additional judgments and estimates as further described below.
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
In performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we earn a success fee when and if certain predefined outcomes occur. We recognize revenue under performance-based billing arrangements using the following steps: 1) estimate variable consideration using a probability-weighted assessment of the fees to be earned, 2) apply a constraint to the estimated variable consideration to limit the amount that could be reversed when the uncertainty is resolved (the “constraint”), and 3) recognize revenue of estimated variable consideration, net of the constraint, based on work completed to date versus our estimates of the total services to be provided under the engagement. Our estimates are monitored throughout the life of each contract and are based on an assessment of our anticipated performance, historical experience, and other information available at the time. While we believe that the estimates and assumptions we use for revenue recognition for performance-based billing arrangements are reasonable, subsequent changes could materially impact our results of operations.
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
Business Combinations
We use the acquisition method of accounting for business combinations. The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets, are recorded at their estimated fair values as of the acquisition date, with the exception of contract assets and liabilities which are recognized and measured in accordance with our revenue recognition accounting policy described in Note 2 “Summary of Significant Accounting Policies” within the notes to the consolidated financial statements. Goodwill is recorded as the excess of the fair value of consideration transferred, including any contingent consideration, over the net value of the assets acquired and liabilities assumed. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates, and assumptions, such as the expected future cash flows to be derived from the intangible assets, discount rates that reflect the risk factors associated with future cash flows, and estimates of useful lives.
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
See Note 3 “Acquisitions and Divestiture” within the notes to our consolidated financial statements for additional information on our acquisitions and Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our contingent consideration liabilities.
Carrying Values of Goodwill and Other Intangible Assets
We test goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. As of December 31, 2023, we have three reporting units: Healthcare, Education, and Commercial.
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
We determine the fair value of our reporting units using the income approach. For a company such as ours, the income approach will generally provide the most reliable indication of fair value because the value of such companies is dependent on their ability to generate earnings. We utilize a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by each reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with each reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted EBITDA margins, and discount rates. Our forecasts are based on historical experience, current backlog, expected market demand, and other industry information.
The following is a discussion of the goodwill impairment test performed during 2023.
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2023 for our three reporting units: Healthcare, Education, and Commercial. We performed a qualitative assessment over all reporting units to determine if it was more likely than not the respective fair values of these reporting units were less than their carrying amounts, including goodwill.
For our qualitative assessment, we considered the most recent quantitative analysis performed for each reporting unit, which was as of January 1, 2022, including the key assumptions used within that analysis, the indicated fair values, and the amount by which those fair values exceeded their carrying amounts. One of the key assumptions used within the prior quantitative analysis was our internal financial projections; therefore, we considered the actual performance of each reporting unit during 2022 and 2023 compared to the internal financial projections used, as well as specific outlooks for each reporting unit based on our most recent internal financial projections. We also reviewed the current carrying value of each reporting unit in comparison to the carrying values as of the prior quantitative analysis. In addition, we considered various factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events, that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our assessments, we determined that it was more likely than not that the fair values for each of our reporting units exceeded their respective carrying amounts. As such, the goodwill for our reporting units was not considered impaired as of November 30, 2023, and a quantitative goodwill impairment analysis was not necessary.
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
The carrying value of goodwill for each of our reporting units as of December 31, 2023 is as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$454,959
Education	122,235
Commercial	48,517
Total	$625,711
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $18.1 million at December 31, 2023 and primarily consist of customer relationships, technology and software, trade names, and non-competition agreements, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges for intangible assets were recorded in 2023.
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
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 “Summary of Significant Accounting Policies” within the notes to the consolidated financial statements for information on new accounting pronouncements.
SUBSEQUENT EVENT
On February 11, 2024, we entered into an agreement to acquire Grenzebach Glier and Associates, Inc. (“GG+A”), a philanthropic management consulting firm that helps education institutions and healthcare, arts and other nonprofit organizations build and accelerate the philanthropic programs that support their mission. The transaction is expected to close in March 2024, subject to customary closing conditions. The results of operations of GG+A will be included within our consolidated financial statements and results of operations of our Education segment from the date of acquisition. We do not expect the acquisition of GG+A to be significant to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates and changes in the market value of our investments. We use certain derivative instruments to hedge a portion of the interest rate and foreign currency exchange rate risks.
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility, which have variable interest rates tied to Term SOFR or an alternate base rate, at our option. At December 31, 2023, we had borrowings outstanding under the credit facility totaling $324.0 million that carried a weighted average interest rate of 4.2%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $0.7 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2022, we had borrowings outstanding under the credit facility totaling $290.0 million that carried a weighted average interest rate of 3.8%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $0.9 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of December 31, 2023 and 2022, the aggregate notional amount of our forward interest rate swap agreements was $250.0 million and $200.0 million, respectively. The outstanding interest rate swap agreements as of December 31, 2023 are scheduled to mature on a staggered basis through February 29, 2028.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates between the U.S. Dollar (USD) and the Indian Rupee (INR) related to our operations in India. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses by entering into non-deliverable foreign exchange forward contracts. As of December 31, 2023 and 2022, the aggregate notional amounts of these contracts were INR 1,375.7 million, or $16.6 million, and INR 657.9 million, or $8.0 million, respectively, based on the exchange rates in effect as of each period end. The outstanding foreign exchange forward contracts as of December 31, 2023 are scheduled to mature monthly through December 31, 2024.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign currency exchange rate hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the foreign currency exchange rate between the USD and INR would have an immaterial impact on the fair value of our hedge instruments as of December 31, 2023 and 2022.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2023, the fair value of the investment was $68.0 million, with a total cost basis of $40.9 million. At December 31, 2022, the fair value of the investment was $57.6 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in a privately-held hospital-at-home company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. As of December 31, 2023 and 2022, the carrying value of the investment was $7.4 million and $33.6 million, respectively, with a total cost basis of $5.0 million. In the fourth quarter of 2023, we recognized a non-cash impairment loss of $26.3 million on our preferred stock investment based on the valuation established in a new round of financing expected to close in early 2024. During the first quarter of 2022, we recognized a non-cash unrealized gain of $27.0 million, based on the observable price change of preferred stock issued by the company with similar rights and preferences to our preferred stock investment, a Level 2 input. The non-cash impairment loss and unrealized gain were recorded to other income (expense), net in our consolidated statement of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of

December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the fourth quarter of 2023, none of our executive officers or directors adopted or terminated contracts, instructions or written plans for the sale or purchase of our securities intended to satisfy the affirmative defense condition of Rule 10b5-1(c) trading plan or adopted or terminated a non-Rule 10b5-1(c) trading arrangement (as defined in Item 408(c) of Regulation S-K).
The Company previously reported the adoption by Mr. McCartney of a 10b5-1 plan on August 2, 2023 covering 5,400 shares. Such shares include 2,700 shares held by Niamogue Foundation in which Mr. McCartney does not have a pecuniary interest.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers, Promoters and Control Persons
The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 29, 2024 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information with respect to equity compensation plans approved by shareholders as of December 31, 2023. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders:
2012 Omnibus Incentive Plan (1)	205,647	$62.36	1,124,100
Stock Ownership Participation Program (2)	—	N/A	123,887
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	205,647	$62.36	1,247,987
(1)Our 2012 Omnibus Incentive Plan was approved by our shareholders at our annual meeting held on May 1, 2012. Subsequent to the initial approval and through December 31, 2023, our shareholders have approved amendments to the 2012 Omnibus Incentive Plan to increase the number of shares authorized for issuance to 5.4 million shares, in the aggregate.
(2)Our Stock Ownership Participation Program was approved by our shareholders at our annual meeting held on May 1, 2015. Subsequent to the initial approval and through December 31, 2023, our shareholders have approved amendments to the Stock Ownership Participation Program to increase the number of shares authorized for issuance to 0.7 million shares, in the aggregate.
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
3.Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 28, 2023.			10-Q	9/30/2023	3.1	11/2/2023
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc. (as amended on May 15, 2023).			8-K		3.2	5/19/2023
4.1	Specimen Stock Certificate.			S-1 (File No. 333- 115434)		4.1	10/5/2004
4.2	Description of Securities.			10-K	12/31/2019	4.2	2/26/2020
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).			S-1 (File No. 333- 115434)		10.1	10/5/2004
10.2*	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.			10-K	12/31/2008	10.12	2/24/2009
10.3*	Senior Management Agreement by and between Huron Consulting Group Inc. and John D. Kelly.			8-K		10.1	1/6/2017
10.4	First Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated August 23, 2004.			10-K	12/31/2012	10.17	2/21/2013
10.5	Second Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated March 14, 2007.			10-K	12/31/2012	10.18	2/21/2013
10.6	Third Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated April 2, 2010.			10-K	12/31/2012	10.19	2/21/2013
10.7	Fourth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 31, 2012.			8-K		10.1	1/4/2013
10.8†	Fifth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 1, 2013.			10-K	12/31/2019	10.13	2/26/2020
10.9	Sixth Amendment to Lease by and between Huron Consulting Services LLC and Onni Van Buren Chicago LLC, dated October 3, 2019.			8-K		10.1	10/16/2019

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.10*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement.			10-K	12/31/2012	10.20	2/21/2013
10.11*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Performance Stock Unit Agreement.			10-K	12/31/2014	10.32	2/24/2015
10.12*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Stock Option Agreement.			10-K	12/31/2014	10.33	2/24/2015
10.13*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan NEO Performance Stock Unit Agreement.			10-K	12/31/2014	10.34	2/24/2015
10.14*	Senior Management Agreement by and between Huron Consulting Group Inc. and Ernest W. Torain, Jr.			10-Q	3/31/2020	10.1	4/30/2020
10.15*	Form of Retention Bonus Agreement.			8-K		10.1	4/14/2021
10.16*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Unit Agreement.			10-Q	9/30/2021	10.1	11/2/2021
10.17*	Senior Management Agreement by and between Huron Consulting Group Inc. and James R. Dail Jr.			8-K		10.1	6/7/2022
10.18†
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
				8-K		10.1	11/16/2022
10.19	Third Amended and Restated Security Agreement, dated as of November 15, 2022.			8-K		10.2	11/16/2022
10.20	Third Amended and Restated Pledge Agreement, dated as of November 15, 2022.			8-K		10.3	11/16/2022
10.21*	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.			8-K/A		10.1	12/29/2022
10.22*	Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth.			8-K/A		10.2	12/29/2022
10.23*	Huron Consulting Group Inc. Stock Ownership Participation Program, as amended effective November 23, 2022.			10-K	12/31/2022	10.26	2/28/2023
10.24†	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of April 28, 2023, by and among Huron Consulting Group Inc., as Borrower, and PNC Capital Markets LLC, as Sustainability Structuring Agent for and on behalf of the Lenders.			8-K		10.1	5/2/2023
10.25*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated effective December 8, 2023.	X

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.26†	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of February 26, 2024, by and among Huron Consulting Group Inc., as Borrower, the Lenders Party Thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.			8-K		10.1	2/27/2024
21.1	List of Subsidiaries of Huron Consulting Group Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
97.1	Huron Consulting Group Compensation Clawback Policy	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.
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

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ C. MARK HUSSEY	President, Chief Executive Officer and Director	2/27/2024
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

Signature	Title	Date

/s/ C. MARK HUSSEY	President, Chief Executive Officer and Director (Principal Executive Officer)	2/27/2024
C. Mark Hussey

/s/ JOHN F. MCCARTNEY	Non-Executive Chairman of the Board	2/27/2024
John F. McCartney

/s/ JAMES H. ROTH	Vice Chairman of the Board	2/27/2024
James H. Roth

/s/ JOHN D. KELLY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	2/27/2024
John D. Kelly

/s/ KYLE D. FEATHERSTONE	Chief Accounting Officer (Principal Accounting Officer)	2/27/2024
Kyle D. Featherstone

/s/ JOY T. BROWN	Director	2/27/2024
Joy T. Brown

/s/ H. EUGENE LOCKHART	Director	2/27/2024
H. Eugene Lockhart

/s/ PETER K. MARKELL	Director	2/27/2024
Peter K. Markell

/s/ HUGH E. SAWYER	Director	2/27/2024
Hugh E. Sawyer

/s/ EKTA SINGH-BUSHELL	Director	2/27/2024
Ekta Singh-Bushell

/s/ DEBRA ZUMWALT	Director	2/27/2024
Debra Zumwalt

HURON CONSULTING GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huron Consulting Group Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and other comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Fixed-Fee and Healthcare Performance-Based Billing Arrangements
As described in Note 2 to the consolidated financial statements, in fixed-fee billing arrangements, which make up a portion of total revenues of $1.36 billion for the year ended December 31, 2023, the Company agrees to a pre-established fee in exchange for a predetermined set of professional services. As disclosed by management, under fixed-fee arrangements, revenues are recognized based upon work completed to date versus management’s estimates of the total services to be provided under the engagement. Additionally, the Company’s Healthcare practice enters into performance-based billing arrangements whereby fees are tied to the attainment of contractually defined objectives, as a result of adopting the Company’s recommendations, which make up a portion of total revenues of $1.36 billion for the year ended December 31, 2023. Under performance-based billing arrangements, revenue is recognized based on an estimate of variable consideration and work completed to date versus the estimates of the total services to be provided under the engagement. Variable consideration is estimated based on a probability-weighted assessment of the fees to be earned, net of a constraint to limit the amount that could be reversed when the uncertainty is resolved.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process under fixed-fee and performance-based billing arrangements. These procedures also included, among others, testing the accuracy of the total contract amounts and evaluating the reasonableness of management’s assumption of work completed to date versus management’s estimates of the total services to be provided for a sample of engagements by (i) inquiring with the Company’s employees regarding the expected remaining efforts, (ii) evaluating trends in past performance, and (iii) evaluating performance to date. Additionally, for performance based billing arrangements, procedures included, among others, for a sample of engagements (i) evaluating the reasonableness of management’s assumption of the probability of attaining the contractually defined objectives by inquiring with the Company’s employees regarding the expected remaining efforts and the probability weighting of variable consideration to be earned and by evaluating trends in past performance, (ii) evaluating the necessity of applying a constraint, and (iii) evaluating performance to date towards the attainment of contractually defined objectives.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2024

We have served as the Company's auditor since 2002.

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$12,149	$11,834
Receivables from clients, net of allowances of $17,284 and $10,600, respectively	162,566	147,852
Unbilled services, net of allowances of $5,984 and $3,850, respectively	190,869	141,781
Income tax receivable	6,385	960
Prepaid expenses and other current assets	28,491	26,057
Total current assets	400,460	328,484
Property and equipment, net	23,728	26,107
Deferred income taxes, net	2,288	1,554
Long-term investments	75,414	91,194
Operating lease right-of-use assets	24,131	30,304
Other non-current assets	92,336	73,039
Intangible assets, net	18,074	23,392
Goodwill	625,711	624,966
Total assets	$1,262,142	$1,199,040
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,074	$14,254
Accrued expenses and other current liabilities	33,087	27,268
Accrued payroll and related benefits	225,921	171,723
Current maturities of operating lease liabilities	11,032	10,530
Deferred revenues	22,461	21,909
Total current liabilities	302,575	245,684
Non-current liabilities:
Deferred compensation and other liabilities	35,665	33,614
Long-term debt	324,000	290,000
Operating lease liabilities, net of current portion	38,850	45,556
Deferred income taxes, net	28,160	32,146
Total non-current liabilities	426,675	401,316
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 21,316,441 and 22,507,159 shares issued, respectively	212	223
Treasury stock, at cost, 2,852,296 and 2,711,712 shares, respectively	(142,136)	(137,556)
Additional paid-in capital	236,962	318,706
Retained earnings	415,027	352,548
Accumulated other comprehensive income	22,827	18,119
Total stockholders’ equity	532,892	552,040
Total liabilities and stockholders’ equity	$1,262,142	$1,199,040
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues and reimbursable expenses:
Revenues	$1,362,060	$1,132,455	$905,640
Reimbursable expenses	36,695	26,506	21,318
Total revenues and reimbursable expenses	1,398,755	1,158,961	926,958
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	942,697	785,881	636,776
Reimbursable expenses	36,766	26,671	21,369
Selling, general and administrative expenses	257,488	209,381	178,084
Restructuring charges	11,550	9,909	12,401
Depreciation and amortization	24,906	27,359	25,489
Total operating expenses	1,273,407	1,059,201	874,119
Operating income	125,348	99,760	52,839
Other income (expense), net:
Interest expense, net of interest income	(19,573)	(11,883)	(8,150)
Other income (expense), net	(21,880)	20,700	35,347
Total other income (expense), net	(41,453)	8,817	27,197
Income before taxes	83,895	108,577	80,036
Income tax expense	21,416	33,025	17,049
Net income	$62,479	$75,552	$62,987
Earnings per share:
Net income per basic share	$3.32	$3.73	$2.94
Net income per diluted share	$3.19	$3.64	$2.89
Weighted average shares used in calculating earnings per share:
Basic	18,832	20,249	21,439
Diluted	19,601	20,746	21,809
Comprehensive income:
Net income	$62,479	$75,552	$62,987
Foreign currency translation adjustments, net of tax	512	(1,890)	(925)
Unrealized gain (loss) on investment, net of tax	7,811	(6,146)	1,169
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(3,615)	9,315	3,535
Other comprehensive income	4,708	1,279	3,779
Comprehensive income	$67,187	$76,831	$66,766
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	24,560,855	$246	(2,812,896)	$(129,886)	$454,512	$214,009	$13,061	$551,942
Comprehensive income						62,987	3,779	66,766
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	475,250	5	101,236	4,020	(4,025)			—
Exercise of stock options	23,403	—			804			804
Purchase of business	74,671	1			3,322			3,323
Share-based compensation					23,971			23,971
Shares redeemed for employee tax withholdings			(197,189)	(10,103)				(10,103)
Share repurchases	(1,265,261)	(13)			(64,790)			(64,803)
Balance at December 31, 2021	23,868,918	$239	(2,908,849)	$(135,969)	$413,794	$276,996	$16,840	$571,900
Comprehensive income						75,552	1,279	76,831
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	363,891	4	109,548	6,208	(6,212)			—
Exercise of stock options	36,536	—			1,421			1,421
Share-based compensation					30,991			30,991
Shares redeemed for employee tax withholdings			(153,846)	(7,795)				(7,795)
Share repurchases	(2,037,752)	(20)			(121,288)			(121,308)
Balance at December 31, 2022	22,231,593	$223	(2,953,147)	$(137,556)	$318,706	$352,548	$18,119	$552,040
Comprehensive income						62,479	4,708	67,187
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	338,173	3	124,216	5,956	(5,959)			—
Exercise of stock options	51,266	1			2,523			2,524
Purchase of business	16,337	—			1,646			1,646
Share-based compensation					43,658			43,658
Shares redeemed for employee tax withholdings			(146,390)	(10,536)				(10,536)
Share repurchases	(1,461,815)	(15)			(123,612)			(123,627)
Balance at December 31, 2023	21,175,554	$212	(2,975,321)	$(142,136)	$236,962	$415,027	$22,827	$532,892
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$62,479	$75,552	$62,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,938	27,359	25,978
Non-cash lease expense	6,321	6,369	6,967
Lease-related impairment charges	6,248	211	—
Share-based compensation	45,697	30,971	25,857
Amortization of debt discount and issuance costs	769	1,169	794
Allowances for doubtful accounts	421	141	13
Deferred income taxes	(6,182)	18,784	12,480
Gain on sale of property and equipment, excluding transaction costs	(64)	(1,111)	(343)
Gain on sale of business, excluding transaction costs	—	—	(32,824)
Change in fair value of contingent consideration liabilities	(490)	(359)	173
Change in fair value of preferred stock investment	26,262	(26,964)	—
Other, net	—	6	(78)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients, net	(15,046)	(25,847)	(39,845)
(Increase) decrease in unbilled services, net	(49,051)	(51,359)	(38,820)
(Increase) decrease in current income tax receivable / payable, net	(5,139)	7,673	(2,723)
(Increase) decrease in other assets	(6,535)	2,532	(2,670)
Increase (decrease) in accounts payable and other liabilities	(6,948)	(13,466)	10,394
Increase (decrease) in accrued payroll and related benefits	51,022	32,770	(2,636)
Increase (decrease) in deferred revenues	560	969	(7,717)
Net cash provided by operating activities	135,262	85,400	17,987
Cash flows from investing activities:
Purchases of property and equipment	(9,444)	(12,547)	(10,871)
Investments in life insurance policies	(3,074)	(872)	(1,245)
Distributions from life insurance policies	2,956	3,377	—
Purchases of businesses	(1,613)	(3,448)	(44,819)
Capitalization of internally developed software costs	(25,742)	(11,752)	(4,889)
Proceeds from note receivable	154	154	—
Proceeds from sale of property and equipment	111	4,753	408
Divestiture of business	—	207	41,273
Net cash used in investing activities	(36,652)	(20,128)	(20,143)
Cash flows from financing activities:
Proceeds from exercises of stock options	2,524	1,421	804
Shares redeemed for employee tax withholdings	(10,536)	(7,795)	(10,103)
Share repurchases	(122,757)	(120,393)	(64,612)
Proceeds from bank borrowings	354,000	314,000	235,000
Repayments of bank borrowings	(320,000)	(256,780)	(205,499)
Payments for debt issuance costs	(58)	(2,686)	—
Deferred payments on business acquisition	(1,500)	(1,875)	—
Net cash used in financing activities	(98,327)	(74,108)	(44,410)
Effect of exchange rate changes on cash	32	(111)	170
Net increase (decrease) in cash and cash equivalents	315	(8,947)	(46,396)
Cash and cash equivalents at beginning of the period	11,834	20,781	67,177
Cash and cash equivalents at end of the period	$12,149	$11,834	$20,781
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$5,156	$3,784	$4,733
Common stock issued related to purchases of businesses	$1,646	$—	$3,323
Contingent consideration accrued related to purchases of businesses	$374	$1,185	$1,800
Share repurchases included in current liabilities	$1,030	$1,107	$191
Excise tax on net share repurchases included in current liabilities	$947	$—	$—
Cash paid during the year for:
Interest	$27,006	$12,246	$7,976
Income taxes	$33,849	$13,485	$8,449
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

1. Description of Business

Huron is a global professional services firm that partners with clients to develop growth strategies, optimize operations and accelerate digital transformation, including using an enterprise portfolio of technology, data and analytics solutions, to empower clients to own their future. By collaborating with clients, embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
We provide our services and products and manage our business under three operating segments: Healthcare, Education, and Commercial, which align our business by industry. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services and energy and utilities. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital, which are methods by which we deliver our services and products.
See Note 19 “Segment Information” for a discussion of our three segments.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements reflect the financial position at December 31, 2023 and 2022, and the results of operations and cash flows for the years ended December 31, 2023, 2022, and 2021.
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
•Time-and-expense: Under time-and-expense billing arrangements, we invoice our clients based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include certain speaking engagements, conferences, and publications purchased by our clients outside of Partner Contracts within our culture and organizational excellence solution and the portion of our Healthcare managed services contracts that are billed under time-and-expense arrangements. We recognize revenues under time-and-expense arrangements as the related services or publications are provided, using the right to invoice practical expedient which allows us to recognize revenue in the amount that we have a right to invoice based on the number of hours worked and the agreed upon hourly rates or the value of the speaking engagements, conferences or publications purchased by our clients.
•Performance-based: In performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we earn a success fee when and if certain predefined outcomes occur. We recognize revenue under performance-based billing arrangements using the following steps: 1) estimate variable consideration using a probability-weighted assessment of the fees to be earned, 2) apply a constraint to the estimated variable consideration to limit the amount that could be reversed when the uncertainty is resolved (the “constraint”), and 3) recognize revenue of estimated variable consideration, net of the constraint, based on work completed to date versus our estimates of the total services to be provided under the engagement.
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
Capitalized Sales Commissions
Sales commissions earned by our sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions with an expected amortization period greater than one year are deferred and amortized on a straight-line basis over the period of the associated contract. We elected to apply the practical expedient to expense sales commissions as incurred when the expected amortization period is one year or less. Amortization expense is recorded to direct costs. During the years ended December 31, 2023, 2022, and 2021, we amortized $0.2 million, $0.3 million, and $0.4 million, respectively, of capitalized sales commissions. Unamortized sales commissions were $0.4 million as of both December 31, 2023 and 2022.
Allowances for Doubtful Accounts and Unbilled Services
We maintain allowances for doubtful accounts and unbilled services based on several factors, including the estimated cash realization from amounts due from clients, an assessment of a client’s ability to make required payments, and the historical percentages of fee adjustments and write-offs by age of receivables and unbilled services. The allowances are assessed by management on a regular basis. These

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
estimates may differ from actual results. If the financial condition of a client deteriorates in the future, impacting the client’s ability to make payments, an increase to our allowance might be required or our allowance may not be sufficient to cover actual write-offs.
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
Long-term Investments
Our long-term investments consist of our convertible debt investment in Shorelight Holdings, LLC (“Shorelight”) and preferred stock investment in a hospital-at-home company.
We classified the convertible debt investment in Shorelight as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. The investment is carried at fair value with unrealized holding gains and losses reported in other comprehensive income. If the investment is in an unrealized loss position due to significant credit deterioration of the investee, we recognize an allowance to decrease the carrying value of the investment to the fair value, which may be reversed in the event that the credit of an issuer improves. In the event there are realized gains and losses or credit allowances recognized, we will record the amount in earnings. We have not realized any gains or losses or recognized any credit allowance on our convertible debt investment as of December 31, 2023. See Note 13 “Fair Value of Financial Instruments” for additional information on our convertible debt investment.
We classified the preferred stock investment in the hospital-at-home company as an equity security without a readily determinable value at the time of purchase and reevaluate such classification as of each balance sheet date. We elected to apply the measurement alternative at the time of purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the company. On a quarterly basis, we review the information available to determine whether an orderly and observable transaction for the same or similar equity instrument occurred or if factors indicate that a significant decrease in value has occurred. We remeasure to the fair value of the preferred stock using such identified information with changes in the fair value recorded in our consolidated statement of operations. See Note 13 “Fair Value of Financial Instruments” for additional information on our preferred stock investment, including the cumulative unrealized gains recognized since our initial investment and the impairment loss recognized in 2023.
Fair Value of Financial Instruments
See Note 13 “Fair Value of Financial Instruments” for the accounting policies used to measure the fair value of our financial assets and liabilities that are measured at fair value on a recurring basis.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Property and Equipment
Property and equipment is recorded at cost, less accumulated depreciation, and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Software, computers, and related equipment are depreciated over an estimated useful life of two to four years. Furniture and fixtures are depreciated over five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the initial term of the lease.
Leases
We determine if an arrangement contains a lease and the classification of such lease at inception. As of December 31, 2023 and 2022, all of our material leases are classified as operating leases; we have not entered into any material finance leases. For all operating leases with an initial term greater than 12 months, we recognize an operating lease right-of-use (“ROU”) asset and operating lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Operating lease expense is recognized on a straight-line basis over the lease term and recorded within selling, general and administrative expenses on our consolidated statement of operations. In accordance with our accounting policy for impairment of long-lived assets, operating lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. We evaluate the recoverability of the asset group based on forecasted undiscounted cash flows. See Note 5 “Leases” for additional information on our leases, including the lease impairment charges recorded in 2023 and 2022.
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
Development costs related to software products that will be sold, leased, or otherwise marketed are expensed until technological feasibility has been established. Thereafter, and until the software is available for general release to customers, these software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. These capitalized development costs are amortized in proportion to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. We did not capitalize any material development costs for this type of software during 2023 or 2022.
We classify capitalized software development costs, which primarily relate to cloud computing applications and software for internal use, as other non-current assets on our consolidated balance sheet. As of December 31, 2023, gross capitalized software development costs and related accumulated amortization was $72.3 million and $26.8 million, respectively. As of December 31, 2022, gross capitalized software development costs and related accumulated amortization was $47.7 million and $21.5 million, respectively. During the years ended December 31, 2023, 2022, and 2021, we amortized $6.5 million, $5.9 million, and $5.2 million, respectively, of capitalized software development costs. Additionally, in 2023, we recognized a $0.3 million restructuring charge for the abandonment of a capitalized software development project.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Implementation Costs Incurred in a Cloud Computing Arrangement
We incur costs to implement cloud computing arrangements that are service contracts. We capitalize certain costs associated with the implementation of the cloud computing arrangements, including employee payroll and related benefits and third party consulting costs, incurred during the application development stage of a project. These costs are amortized on a straight-line basis over the term of the hosting service contracts, including renewal periods we are reasonably certain to exercise, and recognized as a component of selling, general and administrative expenses on our consolidated statement of operations. As of December 31, 2023, gross capitalized implementation costs incurred in a cloud computing arrangement and related accumulated amortization was $7.2 million and $2.2 million, respectively. As of December 31, 2022, gross capitalized implementation costs incurred in a cloud computing arrangement and related accumulated amortization was $6.5 million and $1.5 million, respectively. During the years ended December 31, 2023, 2022 and 2021 we recognized amortization of our capitalized implementation costs of $0.7 million, $1.2 million and $0.9 million, respectively. Of the $1.2 million amortization for capitalized implementation costs in 2022, $0.3 million was recognized as a restructuring charge as it related to accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use. Our capitalized implementation costs primarily relate to the implementation of a new ERP system. In January 2021, we successfully went live with the new ERP system, and we continue to progress with additional functionality and integrations as scheduled. These capitalized costs are included as a component of prepaid expenses and other current assets and other non-current assets on our consolidated balance sheet.
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
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, right-of-use assets, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. We evaluate the recoverability of long-lived assets based on forecasted undiscounted cash flows. See Note 5 “Leases” and Note 11 “Restructuring Charges” for information on our operating lease ROU asset impairment charges recorded in 2023 and 2022 and fixed asset impairment charges recorded in 2023. No material impairment charges for other long-lived assets were recorded in 2023, 2022, or 2021.
Goodwill
For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. We are required to test goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. As of December 31, 2023, we have three reporting units: Healthcare, Education, and Commercial.
In 2023, we performed the annual goodwill impairment test as of November 30, 2023, pursuant to our policy, and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred, or any circumstances have changed since November 30, 2023 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2023, we determined that no indications of impairment have arisen since our annual goodwill impairment test.
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
See Note 4 “Goodwill and Intangible Assets” for additional information on our interim and annual goodwill impairment tests.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Business Combinations
We use the acquisition method of accounting for business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. The contract assets and contract liabilities acquired are recorded at their carrying value under Topic 606: Revenue from Contracts with Customers. All other tangible assets and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net value of tangible and intangible assets acquired and liabilities assumed. Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in earnings until settled. Refer to Note 3 “Acquisitions and Divestiture” for additional information on our business acquisitions and refer to Note 13 “Fair Value of Financial Instruments” for additional information regarding our contingent acquisition liability balances.
Income Taxes
Current tax liabilities and assets are recognized for the estimated taxes payable or refundable, respectively, on the tax returns for the current year. We have elected to recognize the tax expense related to Global Intangible Low-Taxed Income (“GILTI”) as a current period expense when incurred. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent that deferred tax assets will not likely be recovered from future taxable income, a valuation allowance is established against such deferred tax assets. Refer to Note 17 “Income Taxes” for further information regarding incomes taxes.
Share-Based Compensation
Share-based compensation cost is measured based on the grant date fair value of the respective awards. We generally recognize share-based compensation ratably using the straight-line attribution method; however, for those awards with performance criteria and graded vesting features, we use the graded vesting attribution method. It is our policy to account for forfeitures as they occur. Refer to Note 16 “Equity Incentive Plan” for further information regarding share-based compensation.
Sponsorship and Advertising Costs
Sponsorship and advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2023, 2022, and 2021 totaled $7.3 million, $6.3 million, and $4.3 million, respectively, and are a component of selling, general and administrative expenses on our consolidated statement of operations.
Debt Issuance Costs
We amortize the costs we incur to obtain debt financing over the contractual life of the related debt using the straight-line method. The amortization expense is included in interest expense, net of interest income in our statement of operations. Unamortized debt issuance costs attributable to our senior secured revolving credit facility are included as a component of other non-current assets.
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
Foreign currency transaction gains and losses are included in other income, net on the consolidated statement of operations. We recognized $0.5 million of foreign currency transaction losses in 2023, $0.7 million of foreign currency transaction gains in 2022, and $0.4 million of foreign currency transaction losses in 2021.
Segment Reporting
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. As of December 31, 2023, our chief operating decision maker manages the business under three operating segments, which are our reportable segments: Healthcare, Education, and Commercial.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
New Accounting Pronouncements
Not Yet Adopted
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates the segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. ASU 2023-07 will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2024 and for interim reporting periods beginning in fiscal year 2025, with early adoption permitted, and is required to be applied retrospectively. We are currently evaluating the impact this guidance will have on our disclosures within our consolidated financial statements.
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which updates annual income tax disclosures by requiring disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2024, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We are currently evaluating the impact this guidance will have on our disclosures within our consolidated financial statements.
3. Acquisitions and Divestiture
Acquisitions
2023
Roundtable Analytics, Inc.
On September 1, 2023, we completed the acquisition of Roundtable Analytics, Inc. (“Roundtable”), a healthcare analytics company. The results of operations of Roundtable are included within our consolidated financial statements and results of operations of our Healthcare segment from the date of the acquisition. The acquisition of Roundtable is not significant to our consolidated financial statements as of and for the year ended December 31, 2023.
2022
AIMDATA, LLC
On January 18, 2022, we completed the acquisition of AIMDATA, LLC (“AIMDATA”), an advisory and implementation consulting services firm focused on strategy, technology and business transformation. The results of operations of AIMDATA are included within our consolidated financial statements as of the acquisition date and allocated among our three operating industries, which are our reportable segments, based on the engagements delivered by the business.
Customer Evolution, LLC
Effective December 31, 2022, we completed the acquisition of Customer Evolution, LLC (“Customer Evolution”), a healthcare advisory and technology implementation consulting services firm. The results of operations of Customer Evolution are included in our consolidated financial statements and results of operations of our Healthcare segment beginning January 1, 2023.
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
Divestiture
2021
Life Sciences
On November 1, 2021, we completed the divestiture of our Life Sciences business, a reporting unit within our legacy Business Advisory segment, to a third-party. In connection with the sale, we recorded a $31.5 million pretax gain which is included in other income, net on our consolidated statement of operations. The Life Sciences business was not significant to our consolidated financial statements and did not qualify as a discontinued operation for reporting under GAAP. For the ten months ended October 31, 2021, this business generated $16.7 million of revenues.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2023 and 2022.

	Healthcare	Education	Commercial(1)	Total
Balance as of December 31, 2021:
Goodwill	$642,951	$121,570	$312,250	$1,076,771
Accumulated impairment losses	(208,081)	—	(247,811)	(455,892)
Goodwill, net as of December 31, 2021	$434,870	$121,570	$64,439	$620,879
Goodwill reallocation, net (1)	18,057	(1,417)	(16,640)	—
Goodwill recorded in connection with business combinations (2)	1,287	2,082	718	4,087
Balance as of December 31, 2022:
Goodwill	644,238	123,652	312,968	1,080,858
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2022	$454,214	$122,235	$48,517	$624,966
Goodwill recorded in connection with business combinations (2)	745	—	—	745
Balance as of December 31, 2023:
Goodwill	644,983	123,652	312,968	1,081,603
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2023:	$454,959	$122,235	$48,517	$625,711
(1)    The balances shown as of December 31, 2021 within the Commercial segment related to our Business Advisory segment prior to the modification of our operating model. Effective January 1, 2022, we reallocated a portion of the goodwill, net of accumulated impairment losses within our Business Advisory segment to our Healthcare and Education segments. The remaining goodwill, net of accumulated impairment losses was allocated to our new Commercial segment. See below for additional information on the modification of our operating model in 2022.
(2) See Note 3 “Acquisitions and Divestiture” for additional information on business combinations completed in 2023, 2022 and 2021.
2023 Annual Goodwill Impairment Test
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2023 for our three reporting units: Healthcare, Education, and Commercial. We performed a qualitative assessment over all reporting units to determine if it was more likely than not the respective fair values of these reporting units were less than their carrying amounts, including goodwill.
For our qualitative assessment, we considered the most recent quantitative analysis performed for each reporting unit, which was as of January 1, 2022, including the key assumptions used within that analysis, the indicated fair values, and the amount by which those fair values exceeded their carrying amounts. One of the key assumptions used within the prior quantitative analysis was our internal financial projections; therefore, we considered the actual performance of each reporting unit during 2022 and 2023 compared to the internal financial projections used, as well as specific outlooks for each reporting unit based on our most recent internal financial projections. We also reviewed the current carrying value of each reporting unit in comparison to the carrying values as of the prior quantitative analysis. In addition, we considered various factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events, that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our assessments, we determined that it was more likely than not that the fair values for each of our reporting units exceeded their respective carrying amounts. As such, the goodwill for our reporting units was not considered impaired as of November 30, 2023, and a quantitative goodwill impairment analysis was not necessary.
Further, we evaluated whether any events have occurred or any circumstances have changed since November 30, 2023 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2023, we determined that no indications of impairment have arisen since our annual goodwill impairment test.
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
Intangible Assets
Intangible assets as of December 31, 2023 and 2022 consisted of the following:

		As of December 31,
		2023		2022
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	5 to 10	$60,636	$48,928	$74,583	$57,219
Technology and software	2 to 5	16,230	10,195	13,330	7,975
Trade names	6	6,000	6,000	6,000	5,907
Non-competition agreements	4 to 5	720	389	920	340
Total		$83,586	$65,512	$94,833	$71,441
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Intangible assets amortization expense was $8.2 million, $11.2 million, and $9.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. The table below sets forth the estimated annual amortization expense for each of the five succeeding years for the intangible assets recorded as of December 31, 2023.

Year Ending December 31,	Estimated Amortization Expense
2024	$5,554
2025	$4,344
2026	$3,112
2027	$2,127
2028	$1,524
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Leases
We lease office space, data centers and certain equipment under operating leases expiring on various dates through 2030, with various renewal options that can extend the lease terms by one to ten years. Our operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and operating expenses. We exclude these variable payments from the measurements of our lease liabilities and expense them as incurred. We elected the practical expedient to combine lease and nonlease components. No lease agreements contain any residual value guarantees or material restrictive covenants. As of December 31, 2023, we have not entered into any material finance leases. We sublease certain office spaces to third parties resulting from restructuring activities in certain locations.
Lease Impairment Charges
Operating lease right-of-use (“ROU”) assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. First, we test the asset group for recoverability by comparing the undiscounted cash flows of the asset group, which include expected future lease and nonlease payments related to the lease agreement offset by expected sublease income, to the carrying amount of the asset group. If the first step of the long-lived asset impairment test concludes that the carrying amount of the asset group is not recoverable, we perform the second step of the long-lived asset impairment test by comparing the fair value of the asset group to its carrying amount and recognizing a lease impairment charge for the amount by which the carrying amount exceeds the fair value. To estimate the fair value of the asset group, we rely on a discounted cash flow approach using market participant assumptions of the expected cash flows and discount rate.
During the years ended December 31, 2023 and 2022, we recognized non-cash lease-related impairment charges of $6.3 million and $0.2 million, respectively. No lease-related impairment charges were recognized during 2021.
2023
During 2023, we exited our office spaces in Hillsboro, Oregon and Lexington, Massachusetts, resulting in non-cash impairment charges of $5.4 million, of which $4.0 million was allocated to the operating lease ROU assets and $1.4 million was allocated to the related fixed assets based on their relative carrying amounts. Additionally, in 2023, we recognized $0.9 million of lease-related impairment charges driven by updated sublease assumptions for our previously vacated office spaces in Hillsboro, Oregon; New York, New York; and Lake Oswego, Oregon. Of the $0.9 million, $0.5 million was allocated to the fixed assets related to the office spaces and $0.4 million was allocated to the operating lease ROU assets based on their relative carrying amounts.
2022
The $0.2 million lease-related impairment charge recognized in 2022 resulted from updated sublease assumptions for our previously vacated office space in New York City, New York and was allocated to the operating lease ROU asset.
See Note 11 “Restructuring Charges” for additional information on our restructuring activities.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Additional information on our operating leases as of December 31, 2023 and 2022 follows.

	As of December 31,
Balance Sheet	2023	2022
Operating lease right-of-use assets	$24,131	$30,304

Current maturities of operating lease liabilities	$11,032	$10,530
Operating lease liabilities, net of current portion	38,850	45,556
Total lease liabilities	$49,882	$56,086

	Year Ended December 31,
Lease Cost	2023	2022	2021
Operating lease cost	$8,514	$8,877	$9,755
Short-term leases (1)	608	263	225
Variable lease costs	3,908	4,587	3,765
Sublease income	(2,157)	(1,921)	(1,660)
Net lease cost (2)	$10,873	$11,806	$12,085
(1)Includes variable lease costs related to short-term leases.
(2)Net lease cost includes $1.8 million, $2.0 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, recorded as restructuring charges as they relate to vacated office spaces. See Note 11 “Restructuring Charges” for additional information on our vacated office spaces.
The table below summarizes the remaining expected lease payments under our operating leases as of December 31, 2023.

Future Lease Payments	December 31, 2023
2024	$12,939
2025	12,841
2026	12,056
2027	8,422
2028	5,030
Thereafter	3,594
Total operating lease payments	$54,882
Less: imputed interest	(5,000)
Present value of operating lease liabilities	$49,882

	Year Ended December 31,
Other Information	2023	2022	2021
Cash paid for operating lease liabilities	$13,107	$12,634	$12,573
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$4,678	$1,908	$2,960

Weighted average remaining lease term - operating leases	4.5 years	5.3 years	6.1 years
Weighted average discount rate - operating leases	4.4%	4.2%	4.1%

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
6. Property and Equipment, Net
Depreciation expense for property and equipment was $10.2 million, $10.3 million, and $11.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, during the years ended December 31, 2023 and 2021, we recognized less than $0.1 million and $0.4 million, respectively, of accelerated depreciation expense for fixed assets related to vacated office spaces. There was no accelerated depreciation expense for fixed assets related to vacated office spaces during 2022. This accelerated depreciation expense is included as a component of restructuring charges. See Note 11 “Restructuring Charges” for additional information on our restructuring charges incurred in 2023, 2022 and 2021. Property and equipment, net at December 31, 2023 and 2022 consisted of the following:

	As of December 31,
	2023	2022
Computers, related equipment, and software	$40,174	$35,296
Leasehold improvements	33,290	37,202
Furniture and fixtures	10,066	11,386
Assets under construction	866	289
Property and equipment	84,396	84,173
Accumulated depreciation and amortization	(60,668)	(58,066)
Property and equipment, net	$23,728	$26,107
7. Financing Arrangements
The Company has a $600 million five-year senior secured revolving credit facility, subject to the terms of a Third Amended and Restated Credit Agreement dated as of November 15, 2022 and amended by Amendment No. 1 (collectively, the “Amended Credit Agreement”) that becomes due and payable in full upon maturity on November 15, 2027. In February 2024, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Amended Credit Agreement to establish a $275 million term loan as discussed below under “2024 Term Loan.” Prior to the Second Amendment, the Amended Credit Agreement provided the option to increase the revolving credit facility or establish term loan facilities in an aggregate amount up to $250 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $850 million. The initial borrowings under the revolving credit facility were used to refinance borrowings outstanding under a prior credit agreement, and future revolving credit facility borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, permitted acquisitions, and other general corporate purposes.
Fees and interest on borrowings under the revolving credit facility vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, these borrowings will bear interest at one, three or six month Term SOFR or an alternate base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.125% per annum and 1.875% per annum, in the case of Term SOFR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time.
In April 2023, the Company and PNC Capital Markets, LLC, as Sustainability Structuring Agent, with the consent of the Required Lenders (as defined in the Amended Credit Agreement), entered into Amendment No. 1 to the Amended Credit Agreement (the “First Amendment”) to incorporate specified key performance indicators with respect to certain environmental, social and governance targets of the Company. Based upon the performance of the Company against those key performance indicators in each Reference Year (as defined in the First Amendment), certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees will be made. These annual adjustments will not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.
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
The loans and obligations under the Amended Credit Agreement are secured pursuant to a Third Amended and Restated Security Agreement (the “Security Agreement”) and a Third Amended and Restated Pledge Agreement (the “Pledge Agreement”) with Bank of America, N.A. as collateral agent, pursuant to which the Company and the subsidiary guarantors grant Bank of America, N.A., for the ratable

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
benefit of the lenders under the Amended Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors, and a pledge of 100% of the stock or other equity interests in all domestic subsidiaries and 65% of the stock or other equity interests in each “material first-tier foreign subsidiary” (as defined in the Pledge Agreement) entitled to vote and 100% of the stock or other equity interests in each material first-tier foreign subsidiary not entitled to vote.
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio total debt is on a gross basis and is not netted against our cash balances. At December 31, 2023, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 1.59 to 1.00 and a Consolidated Interest Coverage Ratio of 10.85 to 1.00.
Borrowings outstanding under the revolving credit facility at December 31, 2023 totaled $324.0 million and are classified as long-term debt in our consolidated balance sheet. These borrowings carried a weighted average interest rate of 4.2%, including the effect of the interest rate swaps described in Note 12 “Derivative Instruments and Hedging Activity.” Borrowings outstanding under the revolving credit facility at December 31, 2022 were $290.0 million and carried a weighted average interest rate of 3.8%, including the effect of the interest rate swaps in effect at that time. The borrowing capacity under the Amended Credit Agreement is reduced by any outstanding borrowings under the agreement and outstanding letters of credit. At December 31, 2023, we had outstanding letters of credit totaling $0.5 million, which are used as security deposits for our office facilities. As of December 31, 2023, the unused borrowing capacity under the Amended Credit Agreement was $275.5 million.
2024 Term Loan
In February 2024, the Company entered into Amendment No.2 to the Amended Credit Agreement (the “Second Amendment”), which established a $275 million term loan facility (the “Term Loan”) under the Amended Credit Agreement (as amended to date, the “Current Credit Agreement”). The Term Loan is subject to scheduled quarterly amortization payments of $3.4 million beginning June 30, 2024 through the maturity date of November 15, 2027, at which time the outstanding principal balance and all accrued interest will be due. Additionally, the Second Amendment provided for the option to increase the revolving credit facility or establish additional term loan facilities in an aggregate amount up to $250 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Current Credit Agreement of $1.13 billion. The proceeds of the Term Loan will be used to reduce borrowings under the Company's revolving credit facility.
Interest on the Term Loan varies based on our Consolidated Leverage Ratio (as defined in the Current Credit Agreement). At our option, the Term Loan will bear interest at one, three or six month Term SOFR plus the applicable margin. The applicable margin will range between 1.625% per annum and 2.375% per annum based upon our Consolidated Leverage Ratio at such time and subject to the adjustments allowed for performance against certain environmental, social and governance targets of the Company as outlined in the First Amendment.
The Current Credit Agreement maintains the same prepayment provisions, usual and customary representations and warranties, fee pricing schedule, and affirmative and negative covenants as the Amended Credit Agreement discussed above; and is secured pursuant to the Security Agreement and the Pledge Agreement discussed above.
8. Capital Structure
Preferred Stock
We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2023 and 2022, no such preferred stock has been approved or issued.

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
9. Revenues
For the years ended December 31, 2023, 2022 and 2021 we recognized revenues of $1.36 billion, $1.13 billion, and $905.6 million, respectively. Of the $1.36 billion recognized in 2023, we recognized revenues of $10.9 million from obligations satisfied, or partially satisfied, in prior periods, of which $9.6 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.3 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $1.13 billion recognized in 2022, we recognized revenues of $7.6 million from obligations satisfied, or partially satisfied, in prior periods, of which $5.3 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $2.3 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $905.6 million recognized in 2021, we recognized revenues of $22.9 million from obligations satisfied, or partially satisfied, in prior periods, of which $14.6 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $8.3 million was primarily due to the release of allowances on receivables from clients and unbilled services.
As of December 31, 2023, we had $227.8 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $227.8 million of performance obligations, we expect to recognize approximately $82.7 million as revenue in 2024, $54.3 million in 2025, and the remaining $90.8 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance, net as of December 31, 2023 and 2022 was $70.1 million and $50.2 million, respectively. The $19.9 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of December 31, 2023 and 2022 was $22.5 million and $21.9 million respectively. The $0.6 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the year ended December 31, 2023, $21.3 million of revenues recognized were included in the deferred revenue balance as of December 31, 2022. For the year ended December 31, 2022, $18.5 million of revenues recognized were included in the deferred revenue balance as of December 31, 2021.

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
Earnings per share under the basic and diluted computations are as follows:

	Year Ended December 31,
	2023	2022	2021
Net income	$62,479	$75,552	$62,987

Weighted average common shares outstanding—basic	18,832	20,249	21,439
Weighted average common stock equivalents	769	497	370
Weighted average common shares outstanding—diluted	19,601	20,746	21,809

Net income per basic share	$3.32	$3.73	$2.94
Net income per diluted share	$3.19	$3.64	$2.89
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above at December 31, 2023, 2022 and 2021 was 0.1 million, 0.2 million and 0.1 million, respectively, and related to unvested restricted stock and outstanding common stock options.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the fourth quarter of 2023. The current authorization extends the share repurchase program through December 31, 2024 with a repurchase amount of $400 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
During 2023, we repurchased and retired 1,461,815 shares for $123.6 million, including 10,000 shares for $1.0 million which settled in the first quarter of 2024. Additionally, during 2023, we settled the repurchase of 15,200 shares for $1.1 million that were accrued as of December 31, 2022 and accrued $0.9 million of excise taxes on the net share repurchases in 2023.
During 2022, we repurchased and retired 2,037,752 shares for $121.3 million, including the 15,200 shares for $1.1 million which settled in the first quarter of 2023. Additionally, during 2022, we settled the repurchase of 3,820 shares for $0.2 million that were accrued as of December 31, 2021. During 2021, we repurchased and retired 1,265,261 shares for $64.8 million, including 3,820 shares for $0.2 million which settled in the first quarter of 2022.
As of December 31, 2023, $86.2 million remained available for share repurchases under our share repurchase program.
11. Restructuring Charges
2023
In 2023, we incurred $11.6 million of total restructuring charges, which consisted of the following:
Employee costs - We incurred $3.0 million of severance-related restructuring expense as a result of strategic workforce adjustments to better align our resources with market demand.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Office space reductions - We incurred $8.1 million of restructuring expense related to office space reductions. During 2023, we exited our office spaces in Hillsboro, Oregon and Lexington, Massachusetts, resulting in non-cash impairment charges of $1.9 million and $3.5 million , respectively, on the related operating lease ROU assets and fixed assets. Additionally, in 2023, we recognized $1.8 million for rent and related expenses, net of sublease income, for previously vacated office spaces and $0.9 million related to non-cash lease impairment charges driven by updated sublease assumptions for previously vacated office spaces.
Other - We incurred $0.5 million of other restructuring charges, which primarily related to the abandonment of a capitalized software development project.
Of the total $11.6 million restructuring charge, $8.2 million was recognized in our corporate operations, $2.0 million was recognized in our Commercial segment, $1.3 million was recognized in our Healthcare segment, and $0.1 million was recognized in our Education segment.
2022
In 2022, we incurred $9.9 million million of total restructuring charges, which consisted of the following:
Employee costs - We incurred $5.7 million of severance-related restructuring expense as a result of strategic workforce adjustments to better align our resources with market demand.
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
Of the total $9.9 million restructuring charge, $3.9 million was recognized in our Education segment, $3.7 million was recognized in our corporate operations, $1.6 million was recognized in our Commercial segment, and $0.7 million was recognized in our Healthcare segment.
2021
In 2021, we incurred $12.4 million of total restructuring charges. Of the $12.4 million restructuring charge, $8.5 million related to the divestiture of our Life Sciences business. On November 1, 2021, we completed the sale of the Life Sciences business to a third-party, and recognized a $31.5 million pretax gain which is included within other income (expense), net on our consolidated statement of operations.
The total restructuring charge of $12.4 million recognized in 2021 consisted of the following:
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
Of the total $12.4 million restructuring charge, $7.7 million was recognized in the Commercial segment, $4.5 million was recognized in our corporate operations, $0.1 million was recognized in our Healthcare segment, and $0.1 million was recognized in our Education segment.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the years ended December 31, 2023 and 2022.

	Employee Costs	Office Space Reductions	Other	Total
Balance as of December 31, 2021	$573	$—	$567	$1,140
Additions (1)	5,705	—	1,279	6,984
Payments	(2,538)	(201)	(1,318)	(4,057)
Adjustments (1)	11	201	40	252
Balance as of December 31, 2022	3,751	—	568	4,319
Additions (1)	2,991	—	—	2,991
Payments	(5,376)	—	(74)	(5,450)
Adjustments (1)	—	—	41	41
Balance as of December 31, 2023	$1,366	$—	$535	$1,901
(1)Additions and adjustments exclude non-cash items related to vacated office spaces, such as lease impairment charges and accelerated depreciation on abandoned operating lease ROU assets and fixed assets, which are recorded as restructuring charges on our consolidated statements of operations.
All of the $1.4 million restructuring charge liability related to employee costs at December 31, 2023 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits in our consolidated balance sheet. All of the $0.5 million other restructuring charge liability at December 31, 2023, which relates to the early termination of a contract in 2022, is expected to be paid in the next 12 months and is included as a component of accrued expenses and other current liabilities in our consolidated balance sheet.
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
Interest Rate Swaps
We are party to forward interest rate swap agreements with aggregate notional amounts of $250.0 million and $200.0 million as of December 31, 2023 and 2022, respectively. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through February 29, 2028.
As of December 31, 2023, it was anticipated that $5.2 million of the gains, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income will be reclassified into earnings in our consolidated statement of operations within the next 12 months.
Foreign Exchange Forward Contracts
We are party to non-deliverable foreign exchange forward contracts that are scheduled to mature monthly through December 31, 2024. As of December 31, 2023 and 2022, the aggregate notional amounts of these contracts were INR 1,375.7 million, or $16.6 million, and INR 657.9 million, or $8.0 million, respectively, based on the exchange rates in effect as of each period end.
As of December 31, 2023, it was anticipated that all of the $0.1 million losses, net of tax, related to foreign exchange forward contracts currently recorded in accumulated other comprehensive income will be reclassified into earnings in our consolidated statement of operations within the next 12 months.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below sets forth additional information relating to our derivative instruments as of December 31, 2023 and 2022.

Derivative Instrument	Balance Sheet Location	December 31, 2023	December 31, 2022
Interest rate swaps	Prepaid expenses and other current assets	$6,655	$7,108
Interest rate swaps	Other non-current assets	891	5,131
Total Assets		$7,546	$12,239

Interest rate swaps	Deferred compensation and other liabilities	307	—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	70	120
Total Liabilities		$377	$120
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

The tables below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.

	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Interest rate swaps	$—	$7,546	$—	$7,546
Convertible debt investment	—	—	68,046	68,046
Deferred compensation assets	—	34,826	—	34,826
Total assets	$—	$42,372	$68,046	$110,418
Liabilities:
Interest rate swap	$—	$307	$—	$307
Foreign exchange forward contracts	—	70	—	70
Contingent consideration for business acquisitions	—	—	2,074	2,074
Total liabilities	$—	$377	$2,074	$2,451
December 31, 2022
Assets:
Interest rate swaps	$—	$12,239	$—	$12,239
Convertible debt investment	—	—	57,563	57,563
Deferred compensation assets	—	29,875	—	29,875
Total assets	$—	$42,114	$57,563	$99,677
Liabilities:
Foreign exchange forward contracts	$—	$120	$—	$120
Contingent consideration for business acquisitions	—	—	3,190	3,190
Total liabilities	$—	$120	$3,190	$3,310
Interest rate swaps: The fair values of our interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and a discount rate reflecting the risks involved. See Note 12 “Derivative Instruments and Hedging Activity” for additional information on our interest rate swaps.
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
To determine the appropriate accounting treatment for our investment, we performed a variable interest entity (“VIE”) analysis and concluded that Shorelight does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the convertible notes are not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment to be that of an available-for-sale debt security. We continue to monitor the key factors of our VIE analysis and the terms of the convertible notes to ensure our accounting treatment is appropriate. We have not identified any changes to Shorelight or our investment, that would change our classification of the investment as an available-for-sale debt security.
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. The carrying value is recorded in long-term investments in our consolidated balance sheets. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2027 for the valuations performed as of December 31, 2023 and 2022; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 24.5% and 24.0% as of December 31, 2023 and 2022, respectively; and the concluded equity volatility of 35.0% and 40.0% as of December 31, 2023 and 2022, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the convertible debt investment for the years ended December 31, 2023 and 2022.

Convertible Debt Investment
Balance as of December 31, 2021	$65,918
Change in fair value of convertible debt investment	(8,355)
Balance as of December 31, 2022	57,563
Change in fair value of convertible debt investment	10,483
Balance as of December 31, 2023	$68,046
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was 6.3% as of December 31, 2023 and 5.5% as of December 31, 2022. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the years ended December 31, 2023 and 2022.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2021	$3,743
Acquisition	1,185
Payment	(1,379)
Change in fair value	(359)
Balance as of December 31, 2022	3,190
Acquisition	374
Payment	(1,000)
Change in fair value	(490)
Balance as of December 31, 2023	$2,074
Financial assets and liabilities not recorded at fair value on a recurring basis are as follows:
Preferred Stock Investment
In the fourth quarter of 2019, we invested $5.0 million in a hospital-at-home company. The investment was made in the form of preferred stock. To determine the appropriate accounting treatment for our preferred stock investment, we performed a VIE analysis and concluded that the company does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the preferred stock is not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment for our investment to be that of an equity security with no readily determinable fair value. We elected to apply the measurement alternative at the time of the purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same company. On a quarterly basis, we review the information available to determine whether an orderly and observable transaction for the same or similar equity instrument occurred or if factors indicate that a significant decrease in value has occurred. We remeasure to the fair value of the preferred stock using such identified information with changes in the fair value recorded in our consolidated statement of operations.
In the fourth quarter of 2023, we recognized a non-cash impairment loss of $26.3 million on our preferred stock investment based on the valuation established in a new round of financing expected to close in early 2024. During the first quarter of 2022, we recognized a non-cash unrealized gain of $27.0 million, based on the observable price change of preferred stock issued by the company with similar rights and preferences to our preferred stock investment, a Level 2 input. The non-cash impairment loss and unrealized gain were recorded to other income (expense), net in our consolidated statement of operations. There were no observable price changes in 2023 or 2021. Since our initial investment, we have recognized cumulative unrealized gains of $28.6 million and cumulative unrealized losses of $26.3 million. As of December 31, 2023 and 2022, the carrying value of our preferred stock investment was $7.4 million and $33.6 million, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
14. Other Comprehensive Income (Loss)
The table below sets forth the components of accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2023, 2022, and 2021.

			Cash Flow Hedges(1)
	Foreign Currency Translation	Available-for- Sale Investments	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2020	$(218)	$17,205	$(3,926)	$—	$13,061
Foreign currency translation adjustment, net of tax of $0	157	—	—	—	157
Reclassification adjustments into earnings, net of tax of $0(2)	(1,082)	—	—	—	(1,082)
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $(385)	—	1,169	—	—	1,169
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value, net of tax of $(641)	—	—	1,606	—	1,606
Reclassification adjustment into earnings, net of tax of $(678)	—	—	1,929	—	1,929
Balance as of December 31, 2021	(1,143)	18,374	(391)	—	16,840
Foreign currency translation adjustment, net of tax of $0	(1,890)	—	—	—	(1,890)
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $2,209	—	(6,146)	—	—	(6,146)
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value, net of tax of $(3,555)	—	—	9,892	—	9,892
Reclassification adjustment into earnings, net of tax of $176	—	—	(489)	—	(489)
Foreign exchange forward contracts:
Change in fair value, net of tax of $43	—	—	—	(120)	(120)
Reclassification adjustment into earnings, net of tax of $(11)	—	—	—	32	32
Balance as of December 31, 2022	(3,033)	12,228	9,012	(88)	18,119
Foreign currency translation adjustment, net of tax of $0	512	—	—	—	512
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $(2,672)	—	7,811	—	—	7,811
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value, net of tax of $671	—	—	2,068	—	2,068
Reclassification adjustment into earnings, net of tax of $2,020	—	—	(5,719)	—	(5,719)
Foreign exchange forward contracts:
Change in fair value, net of tax of $(13)	—	—	—	34	34
Reclassification adjustment into earnings, net of tax of $(1)	—	—	—	2	2
Balance as of December 31, 2023	$(2,521)	$20,039	$5,361	$(52)	$22,827
(1)    The before tax amounts reclassified from accumulated other comprehensive income related to our interest rate swaps and foreign exchange forward contracts are recorded to interest expense, net of interest income and direct costs, respectively, on our consolidated statement of operations. The related tax amounts reclassified from accumulated other comprehensive income are recorded to income tax expense (benefit) on our consolidated statement of operations. Refer to Note 12 “Derivative Instruments and Hedging Activity” for additional information on our derivative instruments.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(2)    In connection with the divestiture of the Life Sciences business, which included a substantially complete liquidation of an investment within a foreign entity, we included $1.1 million of accumulated translation gains in the calculation of our gain on sale recorded within other income, net on our consolidated statement of operations. See Note 3 “Acquisitions and Divestiture” for additional information on the divestiture of the Life Sciences business in 2021.
15. Employee Benefit and Deferred Compensation Plans
We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pretax, post-tax, and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match an amount equal to the employees’ contributions up to 6% of the employees’ eligible earnings. Our matching contributions for the years ended December 31, 2023, 2022, and 2021 were $37.0 million, $31.2 million, and $29.9 million, respectively.
We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement, or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2023 and 2022 was $34.7 million and $29.9 million, respectively. This deferred compensation liability is fully funded by the Plan assets.
16. Equity Incentive Plans
We grant share-based awards under the Company's 2012 Omnibus Incentive Plan (the “2012 Plan”) which permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other share-based or cash-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. Subsequent to the initial approval of the 2012 Plan and through December 31, 2023, our shareholders approved amendments to the 2012 Plan to increase the number of shares authorized for issuance to 5.4 million, in the aggregate. As of December 31, 2023, 1.1 million shares remain available for issuance under the 2012 Plan.
On May 1, 2015, we adopted the Stock Ownership Participation Program (the “SOPP”), which is available to Huron employees below the principal and managing director level who do not receive equity-based awards as part of their normal compensation plan. Under the SOPP, eligible employees may elect to use after-tax payroll deductions or cash contributions to purchase shares of the Company’s common stock on certain designated purchase dates. Employees who purchase stock under the SOPP are granted restricted stock equal to 25% of their purchased shares. Vesting of the restricted stock is subject to both a time-based vesting schedule and a requirement that the purchased shares be held for a specified period. Subsequent to the initial approval of the SOPP and through December 31, 2023, our shareholders approved amendments to the SOPP to increase the total number of shares authorized for issuance to 0.7 million, in the aggregate. As of December 31, 2023, 0.1 million shares remain available for issuance under the SOPP.
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
Share-based awards outstanding under our 2012 Plan provide for a retirement eligibility provision, under which eligible employees who have reached 62 years of age and have completed seven years of employment with Huron will continue vesting in their share-based awards after retirement, subject to certain conditions.
Total share-based compensation cost recognized for the years ended December 31, 2023, 2022, and 2021 was $45.7 million, $31.0 million, and $25.9 million, respectively, with related income tax benefits of $9.3 million, $6.8 million, and $6.3 million, respectively. As of December 31, 2023, there was $42.8 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.2 years.
Restricted Stock
The grant date fair values of our restricted stock are measured based on the fair value of our common stock at grant date and amortized into expense over the service period. Subject to acceleration under certain conditions, the majority of our restricted stock vests annually over four years.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below summarizes the restricted stock activity for the year ended December 31, 2023.

	Number of Shares			Weighted Average Grant Date Fair Value (in dollars)
	2012 Omnibus Incentive Plan	Stock Ownership Participation Program	Total
Nonvested restricted stock at December 31, 2022	971	18	989	$52.40
Granted	354	18	372	$80.84
Vested	(361)	(17)	(378)	$53.11
Forfeited	(38)	(2)	(40)	$59.30
Nonvested restricted stock at December 31, 2023	926	17	943	$63.00
The aggregate fair value of restricted stock that vested during the years ended December 31, 2023, 2022, and 2021 was $27.6 million, $18.4 million, and $19.8 million, respectively. The weighted average grant date fair value per share of restricted stock granted during 2022 and 2021 was $49.69 and $53.84, respectively.
Performance-based Share Awards
The total number of shares earned by recipients of performance-based share awards is contingent upon meeting practice specific and/or company-wide performance goals. Following the performance period, certain awards are subject to the completion of a service period, which is generally an additional two years. These earned awards vest on a graded vesting schedule over the service period. For certain performance awards, the recipients may earn additional shares of stock for performance achieved above the stated target. The grant date fair values of our performance-based share awards are measured based on the fair value of our common stock at grant date. Compensation cost is amortized into expense over the service period, including the performance period.
The table below summarizes the performance-based stock activity for the year ended December 31, 2023. All nonvested performance-based stock outstanding at December 31, 2023 and 2022 was granted under the 2012 Omnibus Incentive Plan.

	Number of Shares	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2022	478	$50.36
Granted (1)	170	$80.89
Vested	(84)	$51.84
Forfeited (2)	(110)	$53.78
Nonvested performance-based stock at December 31, 2023 (3)	454	$60.72
(1)Shares granted in 2023 are presented at the stated target, which represents the base number of shares that could be earned. Actual shares earned may be below or, for certain grants, above the target based on the achievement of specific financial goals.
(2)Forfeited shares include shares forfeited as a result of not meeting the performance criteria of the award as well as shares forfeited upon termination.
(3)Of the 454,000 nonvested performance-based shares outstanding as of December 31, 2023, 355,299 shares were unearned and subject to achievement of specific financial goals. Once earned, the awards will be subject to time-based vesting according to the terms of the award. Based on 2023 financial results, approximately 16,328 of the 355,299 unearned shares will be forfeited in the first quarter of 2024.
The aggregate fair value of performance-based stock that vested during the years ended December 31, 2023, 2022, and 2021 was $5.9 million, $5.8 million, and $9.8 million, respectively. The weighted average grant date fair value per share of performance-based stock granted during 2022 and 2021 was $48.22 and $53.75, respectively.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Performance-based Stock Options
Beginning in 2022, the Company granted performance-based stock options which are earned by the recipients contingent upon meeting practice specific goals. Following the performance period, these awards are subject to the completion of a service period of an additional two years. These earned awards vest on a graded vesting schedule over the service period. The performance-based stock options were granted at exercise prices equal to the fair value of the Company’s common stock on the date of grant. Compensation cost is amortized into expense over the service period, including the performance period. Our performance-based stock options have a contractual term of 7 years.
The fair values of the performance-based stock options granted during 2023 and 2022 were calculated using the Black-Scholes option pricing model using the following assumptions:

	2023	2022
Black-Scholes performance-based option pricing model:
Expected dividend yield	—%	—%
Expected volatility	40.0%	40.0%
Risk-free rate	4.4%	1.6% / 2.6%
Expected option life (in years)	4.5 years	4.5 years
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
Performance-based stock option activity for the year ended December 31, 2023 was as follows:

	Number of Performance-based Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	171	$48.19	6.2	$4.2
Granted (2)	88	$81.54
Exercised	(20)	$48.22		$0.8
Forfeited or expired	(58)	$50.54
Outstanding at December 31, 2023 (1)(3)	181	$63.73	5.5	$7.1
Exercisable at December 31, 2023	21	$48.13	5.2	$1.1
(1)All of the outstanding performance-based stock options were granted under the 2012 Omnibus Incentive Plan.
(2)Performance-based stock options granted in 2023 are presented at the stated target, which represents the base number of options that could be earned. Actual options earned may be below or, for certain grants, above the target based on the achievement of specific financial goals.
(3)Of the 181,000 outstanding performance-based stock options as of December 31, 2023, 84,249 were unearned and subject to achievement of specific financial goals. Once earned, the options will be subject to time-based vesting according to the terms of the award. Based on 2023 financial results, approximately 13,751 of the 84,249 unearned options will be forfeited in the first quarter of 2024.
The weighted average grant date fair value of the performance-based stock options granted during 2023 and 2022 was $32.27 and $17.00, respectively. No performance-based stock options were granted in 2021. No performance-based stock options were exercised in 2022 and 2021.
Time-vested Stock Options
In prior years, we have granted stock options to certain employees that are solely earned based on the completion of the stated service period. These time-vested stock options were granted at exercise prices equal to the fair value of the Company’s common stock on the date

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
of grant. No time-vested stock option awards were granted in 2023 or 2022. Subject to acceleration under certain conditions, these time-vested stock options vest annually over four years. Our time-vested stock options have a contractual term between 7 and 10 years.
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
Time-vested stock option activity for the year ended December 31, 2023 was as follows:

	Number of Time-vested Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	56	$51.05	5.2	$1.2
Granted	—
Exercised	(31)	$49.90		$1.5
Forfeited or expired	—
Outstanding at December 31, 2023 (1)	25	$52.49	4.7	$1.3
Exercisable at December 31, 2023	—
(1)All of the outstanding time-vested stock options were granted under the 2012 Omnibus Incentive Plan.
The weighted average grant date fair value of the time-vested stock options granted during 2021 was $18.42. No time-vested stock options were granted in 2023 and 2022. The aggregate intrinsic value of time-vested stock options exercised during 2022 and 2021 was $0.5 million and $0.4 million, respectively.
17. Income Taxes
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which among other items, includes income tax provisions relating to net operating loss carryback period, options to defer payroll tax payments for a limited period and technical corrections to tax depreciation methods for qualified improvement property. As a result of electing the retroactive Global Intangible Low-Taxed Income (“GILTI”) high-tax exclusion in the second quarter of 2021, we recognized a $1.0 million tax benefit of which $0.4 million related to carrying back our increased 2018 federal net operating loss to prior year income for a refund at the higher, prior year tax rate. Additionally, during the third quarter of 2021, we recognized an additional tax benefit of $2.0 million, primarily related to the U.S. federal return to provision adjustments for carrying back our increased 2020 federal net operating loss to prior year income for a refund at the higher, prior year tax rate.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The income tax expense (benefit) for the years ended December 31, 2023, 2022, and 2021 consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current taxes:
Federal	$15,229	$7,130	$(934)
State	5,816	2,987	1,974
Foreign	6,553	4,123	3,529
Total current expense	27,598	14,240	4,569
Deferred taxes:
Federal	(4,516)	14,645	10,951
State	(936)	4,039	2,372
Foreign	(730)	101	(843)
Total deferred expense (benefit)	(6,182)	18,785	12,480
Income tax expense	$21,416	$33,025	$17,049
The components of income before taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
U.S.	$63,935	$90,907	$70,963
Foreign	19,960	17,670	9,073
Total	$83,895	$108,577	$80,036

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Percent of pretax income:
At U.S. statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.8	6.1	5.2
Disallowed executive compensation	3.7	1.9	1.2
Meals and entertainment	0.9	0.1	0.1
Valuation allowance	0.4	2.6	1.1
Foreign source income	0.2	1.2	(0.2)
Stock-based compensation	(2.9)	0.1	(0.7)
Tax credits	(1.8)	(1.0)	(1.3)
Realized investment losses/gains	(1.2)	1.4	(1.1)
Deferred tax adjustments	(0.3)	(2.7)	(0.2)
CARES Act net operating loss carryback	—	—	(3.8)
Other	(0.3)	(0.3)	—
Effective income tax rate	25.5%	30.4%	21.3%

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The net deferred tax asset (liability) balance at December 31, 2023 and 2022 consisted of the following:

	As of December 31,
	2023	2022
Deferred tax assets:
Operating lease liabilities	$13,635	$15,249
Share-based compensation	12,343	9,314
Deferred compensation liability	9,048	7,963
Accrued payroll and payroll related liabilities	4,541	6,432
Net operating loss carryforwards	3,508	3,304
Software development costs	1,749	—
Tax credits	1,609	1,813
Other	2,461	2,012
Total deferred tax assets	48,894	46,087
Valuation allowance	(5,679)	(5,667)
Net deferred tax assets	43,215	40,420
Deferred tax liabilities:
Intangibles and goodwill	(44,454)	(35,588)
Convertible debt investment	(7,067)	(4,421)
Operating lease right-of-use assets	(6,898)	(8,354)
Prepaid expenses	(2,917)	(2,220)
Property and equipment	(2,547)	(3,021)
Preferred stock investment	(617)	(7,613)
Software development costs	—	(4,195)
Other	(4,587)	(5,600)
Total deferred tax liabilities	(69,087)	(71,012)
Net deferred tax liabilities	$(25,872)	$(30,592)
As of both December 31, 2023 and 2022, we had valuation allowances of $5.7 million, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign losses and tax credits.
The Company has foreign net operating losses of $3.5 million which begin to expire in 2027 and state net operating loss carryforwards of $0.1 million which will begin to expire in 2040, if not utilized. We have federal tax credit carryforwards of $1.6 million which will begin to expire in 2030, if not utilized.
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
A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at January 1, 2021	$744
Balance at December 31, 2021	744
Decrease due to lapse of statue of limitations	(101)
Decrease based on tax positions related to prior years	(50)
Balance at December 31, 2022	593
Decrease due to lapse of statue of limitations	(593)
Balance at December 31, 2023	$—
As of December 31, 2022, we had $0.6 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. There was no unrecognized tax benefit as of December 31, 2023.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
As December 31, 2022, we had $0.1 million accrued for the potential payment of interest and penalties. No potential payment of interest and penalties was accrued as of December 31, 2023. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of earnings.
We file income tax returns with federal, state, local and foreign jurisdictions. Tax years 2020 through 2022 are subject to future examinations by federal tax authorities. Tax years 2017 through 2022 are subject to future examinations by state and local tax authorities. Our foreign income tax filings are subject to future examinations by the local foreign tax authorities for tax years 2018 through 2022. Currently, we are not under audit by any tax authority.
18. Commitments, Contingencies and Guarantees
Lease Commitments
We lease office space, data centers and certain equipment under non-cancelable operating lease arrangements expiring on various dates through 2030, with various renewal options. Office facilities under operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and operating expenses. See Note 5 “Leases” for additional information on our leases, including the remaining expected lease payments under our operating leases as of December 31, 2023.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.5 million and $0.7 million were outstanding at December 31, 2023 and 2022, respectively, to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of December 31, 2023 and 2022, the total estimated fair value of our outstanding contingent consideration liability was $2.1 million and $3.2 million, respectively.
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
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; the federal health system; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our healthcare-focused services and products include financial and operational performance improvement consulting, which spans revenue cycle, cost and care delivery transformation; digital offerings, spanning technology and analytic-related services, including enterprise health record (“EHR”), ERP and enterprise performance management (“EPM”), customer relationship management (“CRM”), data management and technology managed services, and a portfolio of software products; organizational transformation; revenue cycle managed services and outsourcing; financial and capital advisory consulting; and strategy and innovation consulting.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
•Education
Our Education segment serves public and private colleges and universities, research institutes and other education-related organizations. Our education and research-focused services and products include our digital offerings, spanning technology and analytic-related services, including student information systems, ERP and EPM, CRM, data management and technology managed services and our Huron Research Suite product suite (the leading software suite designed to facilitate and improve research administration service delivery and compliance); our research-focused consulting and managed services; and our strategy and operations consulting services, which span finance and accounting and operations to organization and talent strategy and student and academic strategy.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and nonprofit. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, financial advisory (special situation advisory and corporate finance advisory) services, and strategy and innovation consulting services.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The tables below set forth information about our operating segments for the years ended December 31, 2023, 2022, and 2021, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because the financial results of our international operations are not significant to our consolidated financial statements.

	Year Ended December 31,
	2023	2022	2021
Healthcare:
Revenues	$673,989	$534,999	$444,767
Operating income	$172,900	$131,227	$118,324
Segment operating income as a percentage of segment revenues	25.7%	24.5%	26.6%
Education:
Revenues	$429,663	$359,835	$242,374
Operating income	$99,098	$78,924	$52,398
Segment operating income as a percentage of segment revenues	23.1%	21.9%	21.6%
Commercial:
Revenues	$258,408	$237,621	$218,499
Operating income	$54,202	$50,025	$34,296
Segment operating income as a percentage of segment revenues	21.0%	21.1%	15.7%
Total Huron:
Revenues	$1,362,060	$1,132,455	$905,640
Reimbursable expenses	36,695	26,506	21,318
Total revenues and reimbursable expenses	$1,398,755	$1,158,961	$926,958

Segment operating income	$326,200	$260,176	$205,018
Items not allocated at the segment level:
Other operating expenses	174,762	136,459	127,020
Restructuring charges	8,204	3,686	4,525
Depreciation and amortization	17,886	20,271	20,634
Operating income	125,348	99,760	52,839
Other income (expense), net	(41,453)	8,817	27,197
Income before taxes	$83,895	$108,577	$80,036

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The following table illustrates the disaggregation of revenues by capability, including a reconciliation of the disaggregated revenues to revenues from our three operating segments for the years ended December 31, 2023, 2022 and 2021. For the years ended December 31, 2023, 2022, and 2021, substantially all of our revenues were recognized over time.

	Year Ended December 31,
Revenues by Capability	2023	2022	2021
Healthcare:
Consulting and Managed Services	$476,726	$365,645	$327,165
Digital	197,263	169,354	117,602
Total revenues	$673,989	$534,999	$444,767
Education:
Consulting and Managed Services	$214,971	$192,336	$131,369
Digital	214,692	167,499	111,005
Total revenues	$429,663	$359,835	$242,374
Commercial:
Consulting and Managed Services	$90,323	$80,013	$97,381
Digital	168,085	157,608	121,118
Total revenues	$258,408	$237,621	$218,499
Total Huron:
Consulting and Managed Services	$782,020	$637,994	$555,915
Digital	580,040	494,461	349,725
Total revenues	$1,362,060	$1,132,455	$905,640
For the years ended December 31, 2023, 2022, and 2021, substantially all of our revenues and long-lived assets were attributed to or located in the United States.
At December 31, 2023 and 2022, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net. During the years ended December 31, 2023, 2022, and 2021, no single client generated greater than 10% of our consolidated revenues.
20. Valuation and Qualifying Accounts
The table below sets forth the changes in the carrying amount of our allowances for doubtful accounts and unbilled services and valuation allowance for deferred tax assets for the years ended December 31, 2023, 2022, and 2021. Allowances for doubtful accounts and unbilled services includes allowances for fee adjustments and other discretionary pricing adjustments as well as allowances related to clients' inability to make required payments on accounts receivable.

	Beginning Balance	Additions (1)	Deductions	Ending Balance
Year ended December 31, 2021:
Allowances for doubtful accounts and unbilled services	$21,306	9,852	15,363	$15,795
Valuation allowance for deferred tax assets	$2,112	1,090	326	$2,876
Year ended December 31, 2022:
Allowances for doubtful accounts and unbilled services	$15,795	17,820	11,480	$22,135
Valuation allowance for deferred tax assets	$2,876	3,421	630	$5,667
Year ended December 31, 2023:
Allowances for doubtful accounts and unbilled services	$22,135	30,570	23,461	$29,244
Valuation allowance for deferred tax assets	$5,667	239	227	$5,679
(1)Additions to allowances for doubtful accounts and unbilled services are charged to revenues. To the extent we write-off accounts receivable due to a client’s inability to pay, the charge is recognized as a component of selling, general and administrative expenses.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
21. Subsequent Event
On February 11, 2024, we entered into an agreement to acquire Grenzebach Glier and Associates, Inc. (“GG+A”), a philanthropic management consulting firm that helps education institutions and healthcare, arts and other nonprofit organizations build and accelerate the philanthropic programs that support their mission. The transaction is expected to close in March 2024, subject to customary closing conditions. The results of operations of GG+A will be included within our consolidated financial statements and results of operations of our Education segment from the date of acquisition. We do not expect the acquisition of GG+A to be significant to our consolidated financial statements.