Form 10-Q
period 2024-03-31
Huron Consulting Group Inc.
filed 2024-04-30
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of April 23, 2024, 18,005,790 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$18,642	$12,149
Receivables from clients, net of allowances of $18,233 and $17,284, respectively	215,141	162,566
Unbilled services, net of allowances of $4,675 and $5,984, respectively	173,081	190,869
Income tax receivable	9,339	6,385
Prepaid expenses and other current assets	34,755	28,491
Total current assets	450,958	400,460
Property and equipment, net	24,578	23,728
Deferred income taxes, net	2,299	2,288
Long-term investments	73,467	75,414
Operating lease right-of-use assets	22,898	24,131
Other non-current assets	100,005	92,336
Intangible assets, net	25,649	18,074
Goodwill	647,100	625,711
Total assets	$1,346,954	$1,262,142
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,963	$10,074
Accrued expenses and other current liabilities	36,640	33,087
Accrued payroll and related benefits	87,675	225,921
Current maturities of long-term debt	13,750	—
Current maturities of operating lease liabilities	11,338	11,032
Deferred revenues	24,722	22,461
Total current liabilities	188,088	302,575
Non-current liabilities:
Deferred compensation and other liabilities	38,932	35,665
Long-term debt, net of current portion	558,897	324,000
Operating lease liabilities, net of current portion	36,767	38,850
Deferred income taxes, net	28,664	28,160
Total non-current liabilities	663,260	426,675
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 21,237,828 and 21,316,441 shares issued, respectively	212	212
Treasury stock, at cost, 3,061,291 and 2,852,296 shares, respectively	(159,605)	(142,136)
Additional paid-in capital	200,235	236,962
Retained earnings	433,033	415,027
Accumulated other comprehensive income	21,731	22,827
Total stockholders’ equity	495,606	532,892
Total liabilities and stockholders’ equity	$1,346,954	$1,262,142
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues and reimbursable expenses:
Revenues	$355,961	$317,895
Reimbursable expenses	7,424	8,490
Total revenues and reimbursable expenses	363,385	326,385
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	253,303	228,383
Reimbursable expenses	7,584	8,624
Selling, general and administrative expenses	74,268	62,289
Restructuring charges	2,337	2,284
Depreciation and amortization	5,972	6,374
Total operating expenses	343,464	307,954
Operating income	19,921	18,431
Other income (expense), net:
Interest expense, net of interest income	(5,140)	(4,303)
Other income, net	2,779	1,719
Total other expense, net	(2,361)	(2,584)
Income before taxes	17,560	15,847
Income tax expense (benefit)	(446)	2,428
Net income	$18,006	$13,419
Earnings per share:
Net income per basic share	$0.99	$0.70
Net income per diluted share	$0.95	$0.68
Weighted average shares used in calculating earnings per share:
Basic	18,196	19,119
Diluted	18,943	19,699
Comprehensive income (loss):
Net income	$18,006	$13,419
Foreign currency translation adjustments, net of tax	(722)	52
Unrealized gain (loss) on investment, net of tax	(1,447)	3,873
Unrealized gain (loss) on cash flow hedging instruments, net of tax	1,073	(2,329)
Other comprehensive income (loss)	(1,096)	1,596
Comprehensive income	$16,910	$15,015
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	21,175,554	$212	(2,975,321)	$(142,136)	$236,962	$415,027	$22,827	$532,892
Comprehensive income						18,006	(1,096)	16,910
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	544,922	5	71,525	3,458	(3,463)			—
Exercise of stock options	21,419	—			1,167			1,167
Purchase of business	86,913	1			8,639			8,640
Share-based compensation					19,237			19,237
Shares redeemed for employee tax withholdings			(212,745)	(20,927)				(20,927)
Share repurchases	(624,698)	(6)			(62,307)			(62,313)
Balance at March 31, 2024	21,204,110	$212	(3,116,541)	$(159,605)	$200,235	$433,033	$21,731	$495,606

Balance at December 31, 2022	22,231,593	$223	(2,953,147)	$(137,556)	$318,706	$352,548	$18,119	$552,040
Comprehensive income						13,419	1,596	15,015
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	297,581	3	118,449	5,732	(5,735)			—
Exercise of stock options	14,145	—			627			627
Share-based compensation					15,089			15,089
Shares redeemed for employee tax withholdings			(135,420)	(9,529)				(9,529)
Share repurchases	(632,894)	(6)			(44,267)			(44,273)
Balance at March 31, 2023	21,910,425	$220	(2,970,118)	$(141,353)	$284,420	$365,967	$19,715	$528,969
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$18,006	$13,419
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	5,972	6,407
Non-cash lease expense	1,544	1,644
Lease-related impairment charges	849	1,870
Share-based compensation	13,949	11,562
Amortization of debt discount and issuance costs	223	191
Allowances for doubtful accounts	16	3
Deferred income taxes	602	—
(Gain) loss on sale of property and equipment, excluding transaction costs	—	1
Change in fair value of contingent consideration liabilities	516	435
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients, net	(51,116)	827
(Increase) decrease in unbilled services, net	18,097	(31,669)
(Increase) decrease in current income tax receivable / payable, net	(3,363)	1,487
(Increase) decrease in other assets	(5,008)	(5,205)
Increase (decrease) in accounts payable and other liabilities	4,437	(1,881)
Increase (decrease) in accrued payroll and related benefits	(132,290)	(89,843)
Increase (decrease) in deferred revenues	(3,158)	(1,349)
Net cash used in operating activities	(130,724)	(92,101)
Cash flows from investing activities:
Purchases of property and equipment	(1,192)	(1,956)
Investment in life insurance policies	(806)	(1,833)
Purchases of businesses	(21,150)	38
Capitalization of internally developed software costs	(7,605)	(6,575)
Proceeds from note receivable	154	154
Net cash used in investing activities	(30,599)	(10,172)
Cash flows from financing activities:
Proceeds from exercises of stock options	1,167	627
Shares redeemed for employee tax withholdings	(20,927)	(9,529)
Share repurchases	(60,998)	(45,133)
Proceeds from bank borrowings	566,000	201,000
Repayments of bank borrowings	(316,000)	(44,000)
Payments for debt issuance costs	(1,383)	(16)
Deferred payments on business acquisition	—	(500)
Net cash provided by financing activities	167,859	102,449
Effect of exchange rate changes on cash	(43)	16
Net increase in cash and cash equivalents	6,493	192
Cash and cash equivalents at beginning of the period	12,149	11,834
Cash and cash equivalents at end of the period	$18,642	$12,026
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$6,147	$4,062
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,073	$748
Common stock issued related to purchase of business	$8,640	$—
Contingent consideration accrued related to purchases of businesses	$36	$—
Share repurchases included in current liabilities	$2,228	$—
Excise tax on net share repurchases included in current and non-current liabilities	$1,064	$247
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
See Note 14 “Segment Information” for more information.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2024 and 2023. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
3. New Accounting Pronouncements
Not Yet Adopted
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates the segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. ASU 2023-07 will be effective for our annual reporting periods beginning with the current fiscal year ending December 31, 2024 and for interim reporting periods beginning in fiscal year 2025, with early adoption permitted, and is required to be applied retrospectively. We are currently evaluating the impact this guidance will have on our disclosures within our consolidated financial statements.
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
On March 6, 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2025, subject to any delay which may result from the current administrative stay issued by the SEC. We are currently evaluating the impact this guidance will have on our disclosures within our consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
4. Goodwill and Intangible Assets
Goodwill
The table below sets forth the changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2024.

	Healthcare	Education	Commercial	Total
Balance as of December 31, 2023:
Goodwill	$644,983	$123,652	$312,968	$1,081,603
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2023	$454,959	$122,235	$48,517	$625,711
Goodwill recorded in connection with business acquisitions	—	21,313	76	21,389
Goodwill, net as of March 31, 2024	$454,959	$143,548	$48,593	$647,100
First Quarter 2024 Acquisitions
On January 1, 2024, we completed the acquisition of the data analytics services team of Vlamis Software Solutions, Inc. (“Vlamis”). The results of operations of Vlamis are included within our consolidated financial statements as of the acquisition date and allocated among our Education and Commercial segments based on the engagements delivered by the business.
On March 1, 2024, we completed the acquisition of Grenzebach Glier and Associates, Inc. (“GG+A”), a philanthropic management consulting firm that helps education institutions and other nonprofit organizations build and accelerate the philanthropic programs that support their mission. The results of operations of GG+A are included within our consolidated financial statements and results of operations of our Education segment as of the acquisition date.
The acquisitions of Vlamis and GG+A are not significant to our consolidated financial statements individually or in the aggregate as of and for the three months ended March 31, 2024. These acquisitions were accounted for using the acquisition method of accounting. Contract assets and contract liabilities are recorded at their carrying value under Topic 606: Revenue from Contracts with Customers.
The current acquisition date values of assets acquired and liabilities assumed of the GG+A acquisition are considered preliminary and are based on the information that was available as of the date of the acquisition. We believe that the information provides a reasonable basis for estimating the preliminary values of assets acquired and liabilities assumed but certain items, such as the valuations of the intangible assets and the working capital adjustments, among other things, may be subject to change as additional information is received. Thus, the provisional measurements of assets acquired, including goodwill, and liabilities assumed related to the GG+A acquisition are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
Intangible Assets
Intangible assets as of March 31, 2024 and December 31, 2023 consisted of the following:

		As of March 31, 2024		As of December 31, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	5 to 10	$26,536	$7,477	$60,636	$48,928
Technology and software	2 to 5	16,230	10,839	16,230	10,195
Trade names	6	6,000	6,000	6,000	6,000
Non-competition agreements	3 to 5	950	432	720	389
Customer contracts	1 to 3	735	54	—	—
Total		$50,451	$24,802	$83,586	$65,512
Identifiable intangible assets with finite lives are amortized over their estimated useful lives using either an accelerated or straight-line basis to correspond to the cash flows expected to be derived from the assets.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Intangible asset amortization expense was $1.7 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of March 31, 2024.

Year Ending December 31,	Estimated Amortization Expense
2024	$6,509
2025	$6,686
2026	$4,965
2027	$3,550
2028	$2,604
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Revenues
For the three months ended March 31, 2024 and 2023, we recognized revenues of $356.0 million and $317.9 million, respectively. Of the $356.0 million recognized in the first quarter of 2024, we recognized revenues of $8.3 million from obligations satisfied, or partially satisfied, in prior periods, of which $7.5 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $0.8 million was due to the release of allowances on receivables from clients and unbilled services. Of the $317.9 million recognized in the first quarter of 2023, we recognized revenues of $1.2 million from obligations satisfied, or partially satisfied, in prior periods due to the release of allowances on receivables from clients and unbilled services. During the first quarter of 2023, we also recognized a $2.5 million decrease to revenues due to changes in the estimates of our variable consideration under performance-based billing arrangements.
As of March 31, 2024, we had $221.3 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $221.3 million of performance obligations, we expect to recognize $65.7 million as revenue in 2024, $58.6 million in 2025, and the remaining $97.0 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset, net balance as of March 31, 2024 and December 31, 2023 was $56.6 million and $70.1 million, respectively. The $13.5 million decrease primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of March 31, 2024 and December 31, 2023 was $24.7 million and $22.5 million, respectively. The $2.2 million increase reflects the deferred revenue assumed in the acquisition of GG+A, partially offset by timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three months ended March 31, 2024, $15.4 million of revenues recognized were included in the deferred revenue balance as of December 31, 2023.

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
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended March 31,
	2024	2023
Net income	$18,006	$13,419

Weighted average common shares outstanding – basic	18,196	19,119
Weighted average common stock equivalents	747	580
Weighted average common shares outstanding – diluted	18,943	19,699

Net income per basic share	$0.99	$0.70
Net income per diluted share	$0.95	$0.68
Less than 0.1 million shares related to unvested restricted stock and outstanding common stock options were excluded from the computation of the weighted average common stock equivalents presented above for the three months ended March 31, 2023 as they were anti-dilutive. There were no anti-dilutive securities for the three months ended March 31, 2024.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021.The share repurchase program has been subsequently extended and increased, most recently in the fourth quarter of 2023. The current authorization extends the share repurchase program through December 31, 2024 with a repurchase amount of $400 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
In the three months ended March 31, 2024, we repurchased and retired 624,698 shares for $62.3 million, which includes 23,000 shares for $2.2 million which settled in the second quarter of 2024 and a $0.1 million accrual for excise taxes on the net share repurchases. Additionally, in the three months ended March 31, 2024 we settled the repurchase of 10,000 shares for $1.0 million which were accrued as of December 31, 2023.
In the three months ended March 31, 2023, we repurchased and retired 632,894 shares for $44.3 million, which includes a $0.2 million accrual for excise taxes on the net share repurchases. Additionally, in the three months ended March 31, 2023 we settled the repurchase of 15,200 shares for $1.1 million which were accrued as of December 31, 2022.
As of March 31, 2024, $24.0 million remained available for share repurchases under our share repurchase program.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
7. Financing Arrangements
The Company has a $600 million senior secured revolving credit facility (the “Revolver”) and a $275 million senior secured term loan facility (the “Term Loan”), subject to the terms of the Third Amended and Restated Credit Agreement dated as of November 15, 2022 (as amended, the “Amended Credit Agreement”), both of which fully mature on November 15, 2027. The Term Loan was established in February 2024 with the execution of Amendment No. 2 to the Third Amended and Restated Credit Agreement. The Term Loan is subject to scheduled quarterly amortization payments of $3.4 million beginning June 30, 2024 through the maturity date of November 15, 2027, at which time the outstanding principal balance and all accrued interest will be due.
As of March 31, 2024, we had total borrowings outstanding under our Amended Credit Agreement of $574.0 million, consisting of $299.0 million outstanding under the Revolver and $275.0 million outstanding under the Term Loan. A summary of the scheduled maturities of those borrowings follows:

Scheduled Maturities of Long-Term Debt
2024	$10,312
2025	$13,750
2026	$13,750
2027	$536,188
The initial borrowings under the Revolver were used to refinance borrowings outstanding under a prior credit agreement, and future borrowings under the Revolver may be used for working capital, capital expenditures, share repurchases, permitted acquisitions, and other general corporate purposes. The proceeds of the Term Loan were used to reduce borrowings under the Revolver.
The Amended Credit Agreement provides the option to increase the revolving credit facility or establish additional term loan facilities in an aggregate amount up to $250 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Amended Credit Agreement of $1.13 billion.
Fees and interest on borrowings under the Amended Credit Agreement vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, these borrowings will bear interest at one, three or six month Term SOFR or, in the case of the Revolver, an alternate base rate, in each case plus the applicable margin. The applicable margin for borrowings under the Revolver will fluctuate between 1.125% per annum and 1.875% per annum, in the case of Term SOFR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time. The applicable margin for the outstanding principal under the Term Loan will range between 1.625% per annum and 2.375% per annum based upon our Consolidated Leverage Ratio at such time. The fees and interest are subject to further adjustment based upon the Company's performance against specified key performance indicators related to certain environmental, social and governance targets of the Company. Based upon the performance of the Company against those key performance indicators in each Reference Year (as defined in the Amended Credit Agreement), certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees will be made. These annual adjustments will not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio total debt is on a gross basis and is not netted against our cash balances. At March 31, 2024, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.74 to 1.00 and a Consolidated Interest Coverage Ratio of 10.65 to 1.00.
A summary of the carrying amounts of our debt follows:

	March 31, 2024	December 31, 2023
Revolver	$299,000	$324,000
Term Loan	275,000	—
Unamortized debt issuance costs - Term Loan[1]	(1,353)	—
Total long-term debt	572,647	324,000
Current maturities of long-term debt	(13,750)	—
Long-term debt, net of current portion	$558,897	$324,000
(1)In connection with establishing the Term Loan, we incurred $1.4 million of debt issuance costs which were recognized as a discount to the Term Loan. These debt issuance costs are amortized to interest expense using an effective interest rate of 7.34% over the term of the Term Loan. Unamortized debt issuance costs related to the Revolver are included as a component of other non-current assets and amortized to interest expense using the straight-line method over the term of the Revolver.
Borrowings outstanding under the Amended Credit Agreement as of March 31, 2024 and December 31, 2023 carried a weighted average interest rate of 5.4% and 4.2%, respectively, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity.”
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At March 31, 2024, we had outstanding letters of credit totaling $0.6 million, which are used as security deposits for our office facilities. As of March 31, 2024, the unused borrowing capacity under the Revolver was $300.4 million.
8. Restructuring Charges
Restructuring charges were $2.3 million for the three months ended March 31, 2024, which included $1.0 million of severance-related expenses; $0.8 million related to non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces; and $0.5 million of rent and related expenses, net of sublease income, for previously vacated office spaces.
Restructuring charges were $2.3 million for the three months ended March 31, 2023. In the first quarter of 2023, we exited our office space in Hillsboro, Oregon which resulted in a $1.9 million non-cash impairment charge on the related fixed assets and right-of-use operating lease asset of that office space. Additionally, in the first quarter of 2023, we recognized $0.4 million of additional restructuring expense for rent and related expenses, net of sublease income, for previously vacated office spaces.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the carrying value of our restructuring charge liability by restructuring type for the three months ended March 31, 2024.

	Employee Costs	Other	Total
Balance as of December 31, 2023	$1,366	$535	$1,901
Additions	991	—	991
Payments	(832)	—	(832)
Adjustments	(8)	13	5
Balance as of March 31, 2024	$1,517	$548	$2,065
All of the $1.5 million restructuring charge liability related to employee costs at March 31, 2024 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits in our consolidated balance sheet. All of the $0.5 million other restructuring charge liability at March 31, 2024, which primarily relates to the early termination of a contract, is expected to be paid in the next 12 months and is included as a component of accrued expenses and other current liabilities in our consolidated balance sheet.
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
Interest Rate Swaps
We are party to forward interest rate swap agreements with aggregate notional amounts of $300.0 million and $250.0 million as of March 31, 2024 and December 31, 2023, respectively. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through January 31, 2029.
As of March 31, 2024, it was anticipated that $5.7 million of the gains, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.
Foreign Exchange Forward Contracts
We are party to non-deliverable foreign exchange forward contracts that are scheduled to mature monthly through December 31, 2024. As of March 31, 2024 and December 31, 2023, the aggregate notional amounts of these contracts were INR 878.0 million, or $10.5 million, and INR 1,375.7 million, or $16.6 million, respectively, based on the exchange rates in effect as of each period end.
As of March 31, 2024, it was anticipated that the less than $0.1 million of losses, net of tax, related to foreign exchange forward contracts currently recorded in accumulated other comprehensive income will be reclassified into earnings in our consolidated statement of operations within the next 12 months.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth additional information relating to our derivative instruments as of March 31, 2024 and December 31, 2023.

Derivative Instrument	Balance Sheet Location	March 31, 2024	December 31, 2023
Interest rate swaps	Prepaid expenses and other current assets	$7,481	$6,655
Interest rate swaps	Other non-current assets	1,231	891
Foreign exchange forward contracts	Prepaid expenses and other current assets	13	—
Total Assets		$8,725	$7,546

Interest rate swaps	Deferred compensation and other liabilities	$80	$307
Foreign exchange forward contracts	Accrued expenses and other current liabilities	23	70
Total Liabilities		$103	$377
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets:
Interest rate swaps	$—	$8,712	$—	$8,712
Convertible debt investment	—	—	66,099	66,099
Foreign exchange forward contracts	—	13	—	13
Deferred compensation assets	—	37,931	—	37,931
Total assets	$—	$46,656	$66,099	$112,755
Liabilities:
Interest rate swaps	$—	$80	$—	$80
Foreign exchange forward contracts	—	23	—	23
Contingent consideration for business acquisitions	—	—	2,626	2,626
Total liabilities	$—	$103	$2,626	$2,729
December 31, 2023
Assets:
Interest rate swaps	$—	$7,546	$—	$7,546
Convertible debt investment	—	—	68,046	68,046
Deferred compensation assets	—	34,826	—	34,826
Total assets	$—	$42,372	$68,046	$110,418
Liabilities:
Interest rate swaps	$—	$307	$—	$307
Foreign exchange forward contracts	—	70	—	70
Contingent consideration for business acquisitions	—	—	2,074	2,074
Total liabilities	$—	$377	$2,074	$2,451
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. The carrying value is recorded in long-term investments in our consolidated balance sheets. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2027 for the valuations performed as of March 31, 2024 and December 31, 2023; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 24.5% as of both March 31, 2024 and December 31, 2023; and the concluded equity volatility of 40.0% and 35.0% as of March 31, 2024 and December 31, 2023, respectively, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the convertible debt investment for the three months ended March 31, 2024.

Convertible Debt Investment
Balance as of December 31, 2023	$68,046
Change in fair value	(1,947)
Balance as of March 31, 2024	$66,099
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was 6.3% as of both March 31, 2024 and December 31, 2023. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded to selling, general and administrative expenses in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the three months ended March 31, 2024.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2023	$2,074
Acquisition	36
Change in fair value	516
Balance as of March 31, 2024	$2,626
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
During the first three months of 2024 and 2023, there were no observable price changes or impairments of our preferred stock investment. Since our initial investment, we have recognized cumulative unrealized gains of $28.6 million and cumulative unrealized losses of $26.3 million. As of March 31, 2024 and December 31, 2023, the carrying value of our preferred stock investment was $7.4 million.
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
11. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$(722)	$—	$(722)	$52	$—	$52
Unrealized gain (loss) on investment	$(1,947)	$500	$(1,447)	$5,279	$(1,406)	$3,873
Interest rate swaps:
Change in fair value	$3,678	$(960)	$2,718	$(1,807)	$481	$(1,326)
Reclassification adjustments into earnings	(2,285)	596	(1,689)	(1,532)	407	(1,125)
Net unrealized gain (loss) on interest rate swaps	$1,393	$(364)	$1,029	$(3,339)	$888	$(2,451)
Foreign exchange forward contracts:
Change in fair value	$46	$(12)	$34	$154	$(41)	$113
Reclassification adjustments into earnings	14	(4)	10	12	(3)	9
Net unrealized gain (loss) on foreign exchange forward contracts	$60	$(16)	$44	$166	$(44)	$122
Other comprehensive income (loss)	$(1,216)	$120	$(1,096)	$2,158	$(562)	$1,596

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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Accumulated other comprehensive income, net of tax, includes the following components:

			Cash Flow Hedges
	Foreign Currency Translation	Available-for-Sale Investment	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2023	$(2,521)	$20,039	$5,361	$(52)	$22,827
Current period change	(722)	(1,447)	1,029	44	(1,096)
Balance as of March 31, 2024	$(3,243)	$18,592	$6,390	$(8)	$21,731
12. Income Taxes
For the three months ended March 31, 2024, our effective tax rate was (2.5)% as we recognized an income tax benefit of $0.4 million on income of $17.6 million. The effective tax rate of (2.5)% was more favorable than the statutory rate, inclusive of state income taxes, of 26.1%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the quarter.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.6 million and $0.5 million were outstanding at March 31, 2024 and December 31, 2023, respectively, to support certain office lease obligations.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of March 31, 2024 and December 31, 2023, the total estimated fair value of our outstanding contingent consideration liability was $2.6 million and $2.1 million, respectively.
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
•Education
Our Education segment serves public and private colleges and universities, research institutes and other education-related organizations. Our education and research-focused services and products include our digital offerings, spanning technology and analytic-related services, including student information systems, ERP and EPM, CRM, data management and technology managed services and our Huron Research Suite product suite (the leading software suite designed to facilitate and improve research administration service delivery and compliance); our research-focused consulting and managed services; and our strategy and operations consulting services, which span finance, accounting, operations and philanthropy functions, organization and talent strategy, and student and academic strategy.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth information about our operating segments for the three months ended March 31, 2024 and 2023, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended March 31,
	2024	2023
Healthcare:
Revenues	$180,742	$149,049
Operating income	$42,694	$32,255
Segment operating income as a percentage of segment revenues	23.6%	21.6%
Education:
Revenues	$111,583	$104,147
Operating income	$21,956	$23,165
Segment operating income as a percentage of segment revenues	19.7%	22.2%
Commercial:
Revenues	$63,636	$64,699
Operating income	$14,039	$14,067
Segment operating income as a percentage of segment revenues	22.1%	21.7%
Total Huron:
Revenues	$355,961	$317,895
Reimbursable expenses	7,424	8,490
Total revenues and reimbursable expenses	$363,385	$326,385

Segment operating income	$78,689	$69,487
Items not allocated at the segment level:
Other operating expenses	52,507	44,056
Restructuring charges	2,233	2,284
Depreciation and amortization	4,028	4,716
Operating income	19,921	18,431
Other expense, net	(2,361)	(2,584)
Income before taxes	$17,560	$15,847

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The following table illustrates the disaggregation of revenues by our two principal capabilities: i) Consulting and Managed Services and ii) Digital, and includes a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
Revenues by Capability	2024	2023
Healthcare:
Consulting and Managed Services	$124,211	$101,736
Digital	56,531	47,313
Total revenues	$180,742	$149,049
Education:
Consulting and Managed Services	$55,109	$53,227
Digital	56,474	50,920
Total revenues	$111,583	$104,147
Commercial:
Consulting and Managed Services	$22,239	$22,231
Digital	41,397	42,468
Total revenues	$63,636	$64,699
Total Huron:
Consulting and Managed Services	$201,559	$177,194
Digital	154,402	140,701
Total revenues	$355,961	$317,895
For the three months ended March 31, 2024 and 2023, substantially all of our revenues were recognized over time. During the three months ended March 31, 2024 and 2023, no single client generated greater than 10% of our consolidated revenues. At March 31, 2024, one client in our Healthcare segment accounted for 11.9% of our combined receivable from clients, net and unbilled services, net balance as a result of outstanding invoices due in the normal course of the contract payment terms. At December 31, 2023, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” “goals,” “guidance,” or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the necessary number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
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
•Education
Our Education segment serves public and private colleges and universities, research institutes and other education-related organizations. Our education and research-focused services and products include our digital offerings, spanning technology and analytic-related services, including student information systems, ERP and EPM, CRM, data management and technology managed services and our Huron Research Suite product suite (the leading software suite designed to facilitate and improve research administration service delivery and compliance); our research-focused consulting and managed services; and our strategy and operations consulting services, which span finance, accounting, operations and philanthropy functions, organization and talent strategy, and student and academic strategy. We continue to broaden our offerings into new areas. Most recently, we expanded our research managed services, advancement, campus health and well-being, and athletics offerings.
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
Transaction-related expenses: To permit comparability with prior periods, we exclude the impact of third-party advisory, legal, and accounting fees and other corporate costs incurred directly related to the evaluation and/or consummation of business acquisitions.
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
RESULTS OF OPERATIONS
Executive Highlights
Highlights from the first quarter of 2024 include:
•Total revenues increased 12.0% to $356.0 million for the first quarter of 2024 from $317.9 million for the first quarter of 2023.
•For the first three months of 2024, Healthcare segment revenues increased 21.3% compared to the first three months of 2023.
•Diluted EPS increased 39.7% to $0.95 for the first quarter of 2024, compared to $0.68 for the first quarter of 2023.
•Adjusted diluted EPS increased 41.4% to $1.23 for the first quarter of 2024, compared to $0.87 for the first quarter of 2023.
•Returned $62.3 million to shareholders in the first three months of 2024 by repurchasing 624,698 shares of our common stock.
•On March 1, 2024, we completed the acquisition of GG+A, a philanthropic management consulting firm that helps education institutions and other nonprofit organizations build and accelerate the philanthropic programs that support their mission.
Total revenues increased $38.1 million, or 12.0%, to $356.0 million for the first quarter of 2024 from $317.9 million for the first quarter of 2023. The increase in revenues was driven by continued strength in demand for Healthcare's Consulting and Managed Services and Digital capabilities, as well as an increase in demand for Education's Digital capability. These increases in revenues reflect our focus on accelerating growth in our healthcare and education industries.
In our Consulting and Managed Services capability, revenues for the first quarter of 2024 increased 13.8%, compared to the first quarter of 2023, and reflected strengthened demand in our Healthcare and Education segments. The utilization rate within our Consulting capability decreased to 70.2% in the first quarter of 2024, compared to 76.3% in the first quarter of 2023.

Revenues within our Digital capability increased 9.7% in the first quarter of 2024, compared to the first quarter of 2023, and reflected strengthened demand in our Healthcare and Education and segments. The utilization rate within our Digital capability increased to 74.3% in the first quarter of 2024, compared to 71.0% in the first quarter of 2023.
The total number of revenue-generating professionals increased 15.8% to 5,803 as of March 31, 2024, compared to 5,013 as of March 31, 2023, as a result of hiring to support the overall increase in demand for our services, and includes approximately 70 hires as a result of our acquisition of GG+A. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.
Net income increased $4.6 million, or 34.2%, to $18.0 million for the three months ended March 31, 2024 from $13.4 million for the same period last year. As a result of the increase in net income, diluted earnings per share for the first quarter of 2024 increased 39.7% to $0.95, compared to $0.68 for the first quarter of 2023. Adjusted diluted earnings per share increased 41.4% to $1.23 for the first quarter of 2024, compared to $0.87 for the first quarter of 2023.
In the first three months of 2024, we deployed $62.3 million of capital to repurchase 624,698 shares of our common stock, representing 3.4% of our common stock outstanding as of December 31, 2023.
On March 1, 2024, we completed the acquisition of GG+A, a philanthropic management consulting firm that helps education institutions and other nonprofit organizations build and accelerate the philanthropic programs that support their mission.
Summary of Results
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2024	2023
Healthcare:
Revenues	$180,742	$149,049
Operating income	$42,694	$32,255
Segment operating income as a percentage of segment revenues	23.6%	21.6%
Education:
Revenues	$111,583	$104,147
Operating income	$21,956	$23,165
Segment operating income as a percentage of segment revenues	19.7%	22.2%
Commercial:
Revenues	$63,636	$64,699
Operating income	$14,039	$14,067
Segment operating income as a percentage of segment revenues	22.1%	21.7%
Total Huron:
Revenues	$355,961	$317,895
Reimbursable expenses	7,424	8,490
Total revenues and reimbursable expenses	$363,385	$326,385

Segment operating income	$78,689	$69,487
Items not allocated at the segment level:
Other operating expenses	52,507	44,056
Restructuring charges	2,233	2,284
Depreciation and amortization	4,028	4,716
Operating income	19,921	18,431
Other expense, net	(2,361)	(2,584)
Income before taxes	17,560	15,847
Income tax expense (benefit)	(446)	2,428
Net income	$18,006	$13,419
Earnings per share:
Basic	$0.99	$0.70
Diluted	$0.95	$0.68

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2024	2023
Other Operating Data:
Number of revenue-generating professionals by segment (at period end)(1):
Healthcare	2,279	1,780
Education	1,231	1,069
Commercial (2)	2,293	2,164
Total	5,803	5,013

Revenue by capability:
Consulting and Managed Services (3)(4)	$201,559	$177,194
Digital	154,402	140,701
Total	$355,961	$317,895

Number of revenue-generating professionals by capability (at period end):
Consulting and Managed Services (3)(5)	2,891	2,360
Digital	2,912	2,653
Total	5,803	5,013

Utilization rate by capability (6):
Consulting	70.2%	76.3%
Digital	74.3%	71.0%

(1)During the first quarter of 2024, we reclassified certain revenue-generating professionals within our Digital capability from our Healthcare and Education segments to our Commercial segment as these professionals are able to provide services across all of our industries. This reclassification did not impact the total Digital capability headcount for any period. The prior period headcount has been revised for consistent presentation.
(2)The majority of our revenue-generating professionals within our Commercial segment can provide services across all of our industries, including healthcare and education, and the related costs of these professionals are allocated to each of the segments.
(3)During the first quarter of 2024, we reclassified one of the offerings within Education's Consulting capability to Education's Managed Services capability. Revenues generated by this offering during the quarters ended March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023 were $2.8 million, $2.2 million, $2.4 million, and $2.7 million, respectively, and during the years ended December 31, 2022 and 2023 were $15.0 million and $10.1 million, respectively. The number of revenue-generating professionals within this offering as of December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023 were 54, 24, 24, 24 and 23, respectively.
This reclassification did not impact the aggregate revenues or headcount reported for the Education Consulting and Managed Services capability for any period, and the prior period Education Managed Services capability revenues and headcount in the following footnotes have been revised for consistent presentation.
(4)Managed Services capability revenues within our Healthcare segment was $17.5 million and $19.8 million for the three months ended March 31, 2024 and 2023, respectively.
Managed Services capability revenues within our Education segment was $7.4 million for both the three months ended March 31, 2024 and 2023.
(5)The number of Managed Services revenue-generating professionals within our Healthcare segment was 1,087 and 726 as of March 31, 2024 and 2023, respectively.
The number of Managed Services revenue-generating professionals within our Education segment was 132 and 125 as of March 31, 2024 and 2023, respectively.
(6)Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.

Non-GAAP Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
	2024	2023
Revenues	$355,961	$317,895
Net income	$18,006	$13,419
Add back:
Income tax expense (benefit)	(446)	2,428
Interest expense, net of interest income	5,140	4,303
Depreciation and amortization	6,181	6,553
EBITDA	28,881	26,703
Add back:
Restructuring charges	2,337	2,284
Other losses	1,568	435
Transaction-related expenses	1,497	—
Foreign currency transaction losses (gains), net	(465)	80
Adjusted EBITDA	$33,818	$29,502
Adjusted EBITDA as a percentage of revenues	9.5%	9.3%
Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Three Months Ended March 31,
	2024	2023
Net income	$18,006	$13,419
Weighted average shares - diluted	18,943	19,699
Diluted earnings per share	$0.95	$0.68
Add back:
Amortization of intangible assets	1,690	2,231
Restructuring charges	2,337	2,284
Other losses	1,568	435
Transaction-related expenses	1,497	—
Tax effect of adjustments	(1,844)	(1,312)
Total adjustments, net of tax	5,248	3,638
Adjusted net income	$23,254	$17,057
Adjusted weighted average shares - diluted	18,943	19,699
Adjusted diluted earnings per share	$1.23	$0.87

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenues
Revenues by segment and capability for the three months ended March 31, 2024 and 2023 were as follows:

Revenues (in thousands)	Three Months Ended March 31,		Increase / (Decrease)
	2024	2023	$	%
Segment:
Healthcare	$180,742	$149,049	$31,693	21.3%
Education	111,583	104,147	7,436	7.1%
Commercial	63,636	64,699	(1,063)	(1.6)%
Total revenues	$355,961	$317,895	$38,066	12.0%

Capability:
Consulting and Managed Services	$201,559	$177,194	$24,365	13.8%
Digital	154,402	140,701	13,701	9.7%
Total revenues	$355,961	$317,895	$38,066	12.0%
Revenues increased $38.1 million, or 12.0%, to $356.0 million for the first quarter of 2024 from $317.9 million for the first quarter of 2023. The increase in revenues was driven by continued strength in demand for Healthcare's Consulting and Managed Services and Digital capabilities, as well as an increase in demand for Education's Digital capability. These increases in revenues reflect our focus on accelerating growth in our healthcare and education industries. Additional information on our revenues by segment follows.
•Healthcare revenues increased $31.7 million, or 21.3%, driven by strengthened demand for our performance improvement, strategy and innovation, and financial advisory solutions within our Consulting and Managed Services capability, as well as strengthened demand for our technology and analytics services within our Digital capability. These increases in demand were partially offset by a decrease in demand for our revenue cycle managed services solution within our Consulting and Managed Services capability. Revenues in the first quarter of 2024 included $0.2 million of incremental revenues from our acquisition of Roundtable Analytics, Inc, which was completed in September 2023.
The number of revenue-generating professionals within our Healthcare segment grew 28.0% to 2,279 as of March 31, 2024, compared to 1,780 as of March 31, 2023.
•Education revenues increased $7.4 million, or 7.1%, driven by an increase in demand for our technology and analytics services and software products within our Digital capability, as well as $1.3 million of incremental revenues from our acquisition of GG+A completed in March 2024.
The number of revenue-generating professionals within our Education segment grew 15.2% to 1,231 as of March 31, 2024, compared to 1,069 as of March 31, 2023, which includes approximately 70 hires from our acquisition of GG+A.
•Commercial revenues decreased $1.1 million, or 1.6%, primarily due to decreases in demand for our strategy and innovation solution within our Consulting and Managed Services capability and our technology and analytics services within our Digital capability. These decreases were partially offset by an increase in demand for our financial advisory solutions within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Commercial segment grew 6.0% to 2,293 as of March 31, 2024, compared to 2,164 as of March 31, 2023.

Operating Expenses
Operating expenses for the first quarter of 2024 increased $35.5 million, or 11.5%, over the first quarter of 2023.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Three Months Ended March 31,				Increase / (Decrease)
	2024		2023
Direct costs	$253,303	71.2%	$228,383	71.9%	$24,920
Reimbursable expenses	7,584	2.1%	8,624	2.7%	(1,040)
Selling, general and administrative expenses	74,268	20.9%	62,289	19.6%	11,979
Restructuring charges	2,337	0.7%	2,284	0.7%	53
Depreciation and amortization	5,972	1.7%	6,374	2.0%	(402)
Total operating expenses	$343,464	96.5%	$307,954	96.9%	$35,510
Direct Costs
Direct costs increased $24.9 million, or 10.9%, to $253.3 million for the first quarter of 2024 from $228.4 million for the first quarter of 2023. The $24.9 million increase primarily related to a $23.5 million increase in compensation costs for our revenue-generating professionals as we continue to invest in and grow our talented team to meet increased market demand and a $1.2 million increase in technology costs. The increase in compensation costs is primarily attributable to a $20.4 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2024, a $2.3 million increase in performance bonus expense, and a $1.1 million increase in share-based compensation expense. As a percentage of revenues, direct costs decreased to 71.2% during the first quarter of 2024, compared to 71.9% during the first quarter of 2023. This decrease was primarily due to revenue growth that outpaced the increases in compensation costs for our revenue-generating professionals.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $12.0 million, or 19.2%, to $74.3 million in the first quarter of 2024 from $62.3 million in the first quarter of 2023. The $12.0 million increase primarily related to a $8.8 million increase in non-payroll costs, driven by a $3.6 million increase in legal expenses and a $2.5 million increase in practice administration and meetings expenses. The increase in legal expenses is driven by professional fees for a legal matter for which Huron is the plaintiff as well as professional fees for acquisition activity. Additionally, compensation costs for our support personnel increased $3.3 million, driven by a $3.3 million increase in salaries and related expenses and a $1.0 million increase in share-based compensation expense; partially offset by a $1.2 million decrease in performance bonus expense. As a percentage of revenues, selling, general and administrative expenses increased to 20.9% during the first quarter of 2024, compared to 19.6% during the first quarter of 2023. This increase was primarily attributable to increases in legal expenses and practice administration and meetings expenses, as percentages of revenues; partially offset by revenue growth that outpaced the increases in compensation costs for our support personnel.
Restructuring Charges
Restructuring charges were $2.3 million for both the three months ended March 31, 2024 and 2023. The $2.3 million of restructuring charges recognized in the first quarter of 2024 included $1.0 million of severance-related expenses; $0.8 million related to non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces; and $0.5 million of rent and related expenses, net of sublease income, for previously vacated office spaces.
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

Depreciation and Amortization
Depreciation and amortization expense decreased $0.4 million, or 6.3%, to $6.0 million in the first quarter of 2024, compared to $6.4 million in the first quarter of 2023. The $0.4 million decrease in depreciation and amortization expense was primarily attributable to intangible assets acquired in business acquisitions that were fully amortized in prior periods and a decrease in amortization of intangible assets acquired in business acquisitions due to the accelerated basis of amortization in prior periods, partially offset by an an increase in amortization of intangible assets acquired in business acquisitions completed subsequent to the first quarter of 2023.
Operating Income and Operating Margin
Operating income increased $1.5 million, or 8.1%, to $19.9 million in the first quarter of 2024 from $18.4 million in the first quarter of 2023. Operating margin, which is defined as operating income expressed as a percentage of revenues was 5.6% for the three months ended March 31, 2024, compared to 5.8% for the three months ended March 31, 2023.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended March 31,				Increase / (Decrease)
	2024		2023
Healthcare	$42,694	23.6%	$32,255	21.6%	$10,439
Education	21,956	19.7%	23,165	22.2%	(1,209)
Commercial	14,039	22.1%	14,067	21.7%	(28)
Total segment operating income	$78,689		$69,487		$9,202
•Healthcare operating income increased $10.4 million, or 32.4%, primarily due to the increase in revenues; partially offset by increases in compensation costs for our revenue-generating professionals, practice administration and meetings expenses, and contractor expenses. The increases in compensation costs for our revenue-generating professionals were primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2024, and increases in performance bonus expense and share-based compensation expense. Healthcare operating margin increased to 23.6% from 21.6% primarily due to the revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals; partially offset by an increase in practice administration and meetings expenses, as a percentage of revenues.
•Education operating income decreased $1.2 million, or 5.2%, primarily due to increases in compensation costs for our revenue-generating professionals and support personnel; partially offset by the increase in revenues and a decrease in contractor expenses. The increase in compensation costs for our revenue-generating professionals and support personnel was primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2024. Education operating margin decreased to 19.7% from 22.2% primarily driven by an increase in compensation costs for our revenue-generating professionals, as a percentage of revenue; partially offset by the decrease in contractor expenses.
•Commercial operating income was $14.0 million in the first quarter of 2024 compared to $14.1 million in the first quarter of 2023, as the decrease in revenues was offset by a decrease in compensation costs for our revenue-generating professionals. Commercial operating margin increased to 22.1% from 21.7% primarily due to the decrease in compensation costs for our revenue-generating professionals, as a percentage of revenues.
Other Income (Expense), Net
Interest expense, net of interest income increased $0.8 million to $5.1 million in the first quarter of 2024 from $4.3 million in the first quarter of 2023, which was primarily attributable to higher levels of borrowing under our senior secured credit facility and higher interest rates during the first quarter of 2024 compared to the first quarter of 2023. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income, net increased $1.1 million to $2.8 million in the first quarter of 2024 from $1.7 million in the first quarter of 2023. The increase in other expense, net includes a $0.5 million increase in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability and a $0.5 million increase in foreign currency transaction gains. During the first quarter of 2024 we recognized a $2.3 million gain for the market value of our deferred compensation investments compared to a $1.8 million gain recognized in the first quarter of 2023.

Income Tax Expense
For the three months ended March 31, 2024, our effective tax rate was (2.5)% as we recognized an income tax benefit of $0.4 million on income of $17.6 million. The effective tax rate of (2.5)% was more favorable than the statutory rate, inclusive of state income taxes, of 26.1%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the quarter.
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
Net Income and Earnings per Share
Net income increased $4.6 million, or 34.2%, to $18.0 million for the three months ended March 31, 2024 from $13.4 million for the same period last year. As a result of the increase in net income, diluted earnings per share for the first quarter of 2024 was $0.95 compared to $0.68 for the first quarter of 2023.
EBITDA and Adjusted EBITDA
EBITDA increased $2.2 million to $28.9 million for the first quarter of 2024 from $26.7 million for the first quarter of 2023. The increase in EBITDA was primarily attributable to the increase in segment operating income, partially offset by the increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability.
Adjusted EBITDA increased $4.3 million to $33.8 million in the first quarter of 2024 from $29.5 million in the first quarter of 2023. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income, excluding the impact of segment restructuring charges; partially offset by the increase in corporate expenses, excluding the impacts of the corporate restructuring charges, transaction-related expenses and the change in the market value of our deferred compensation liability.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $6.2 million, or 36.3%, to $23.3 million in the first quarter of 2024, compared to $17.1 million in the first quarter of 2023. As a result of the increase in adjusted net income, adjusted diluted earnings per share was $1.23 for the first quarter of 2024, compared to $0.87 for the first quarter of 2023 .
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $18.6 million and $12.1 million at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Three Months Ended March 31,
Cash Flows (in thousands):	2024	2023
Net cash used in operating activities	$(130,724)	$(92,101)
Net cash used in investing activities	(30,599)	(10,172)
Net cash provided by financing activities	167,859	102,449
Effect of exchange rate changes on cash	(43)	16
Net increase in cash and cash equivalents	$6,493	$192
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
Net cash used in operating activities increased by $38.6 million to $130.7 million for the three months ended March 31, 2024 from $92.1 million for the three months ended March 31, 2023. The increase in net cash used in operating activities was primarily related to an increase in the amount paid for annual performance bonuses in the first quarter of 2024 compared to the first quarter of 2023, as well as increases in payments for salaries and related expenses for our revenue-generating professionals and selling, general and administrative expenses; partially offset by an increase in cash collections in the first three months of 2024 compared to the same prior year period.

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
Net cash used in investing activities was $30.6 million for the three months ended March 31, 2024, which primarily consisted of $21.2 million for the purchase of businesses; $7.6 million for payments related to internally developed software to advance our Healthcare and Education software products; $1.2 million for purchases of property and equipment, primarily related to leasehold improvements for certain office spaces and purchases of computers and related equipment; and $0.8 million for contributions to our life insurance policies.
Net cash used in investing activities was $10.2 million for the three months ended March 31, 2023, which primarily consisted of $6.6 million for payments related to internally developed software to advance our Healthcare and Education software products; $2.0 million for purchases of property and equipment, primarily related to purchases of computers and related equipment; and $1.8 million for contributions to our life insurance polices.

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
Net cash provided by financing activities was $167.9 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, we borrowed $566.0 million and made repayments on our borrowings of $316.0 million. The borrowings and repayments during the first three months of 2024 include the $275.0 million Term Loan proceeds which were used to repay borrowings under the Revolver. The net borrowings of $250.0 million were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2024. Additionally, during the first three months of 2024, we paid $61.0 million for the settlement of share repurchases and we reacquired $20.9 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made payments of $1.4 million for debt issuance costs related to the Term Loan. These uses of cash for financing activities were partially offset by $1.2 million of cash received from stock option exercises in the first quarter of 2024.
Net cash provided by financing activities was $102.4 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, we borrowed $201.0 million primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2023, and made repayments on our borrowings of $44.0 million. Additionally, during the first three months of 2023, we paid $45.1 million for the settlement of share repurchases and we reacquired $9.5 million of common stock as a result of tax withholdings upon vesting of share-based compensation.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021.The share repurchase program has been subsequently extended and increased, most recently in the fourth quarter of 2023. The current authorization extends the share repurchase program through December 31, 2024 with a repurchase amount of $400 million, of which $24.0 million remains available as of March 31, 2024. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Financing Arrangements
At March 31, 2024, we had $574.0 million outstanding under our Amended Credit Agreement, as discussed below.

The Company has a $600 million senior secured revolving credit facility (the “Revolver”) and a $275 million senior secured term loan facility (the “Term Loan”), subject to the terms of the Third Amended and Restated Credit Agreement dated as of November 15, 2022 (as amended, the “Amended Credit Agreement”), both of which fully mature on November 15, 2027. The Term Loan was established in February 2024 with the execution of Amendment No. 2 to the Third Amended and Restated Credit Agreement. The Term Loan is subject to scheduled quarterly amortization payments of $3.4 million beginning June 30, 2024 through the maturity date of November 15, 2027, at which time the outstanding principal balance and all accrued interest will be due.
Fees and interest on borrowings under the Amended Credit Agreement vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, these borrowings will bear interest at one, three or six month Term SOFR or, in the case of the Revolver, an alternate base rate, in each case plus the applicable margin. The applicable margin for borrowings under the Revolver will fluctuate between 1.125% per annum and 1.875% per annum, in the case of Term SOFR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time. The applicable margin for the outstanding principal under the Term Loan will range between 1.625% per annum and 2.375% per annum based upon our Consolidated Leverage Ratio at such time. The fees and interest are subject to further adjustment based upon the Company's performance against specified key performance indicators related to certain environmental, social and governance targets of the Company. Based upon the performance of the Company against those key performance indicators in each Reference Year (as defined in the Amended Credit Agreement), certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees will be made. These annual adjustments will not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio total debt is on a gross basis and is not netted against our cash balances. At March 31, 2024 and December 31, 2023, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of March 31, 2024 was 2.74 to 1.00, compared to 1.59 to 1.00 as of December 31, 2023. Our Consolidated Interest Coverage Ratio as of March 31, 2024 was 10.65 to 1.00, compared to 10.85 to 1.00 as of December 31, 2023.
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
Borrowings outstanding under the Amended Credit Agreement at March 31, 2024 and December 31, 2023 totaled $574.0 million and $324.0 million, respectively. Of the $574.0 million outstanding as of March 31, 2024, $299.0 million was outstanding under the Revolver and $275.0 million was outstanding under the Term Loan. There were no borrowings outstanding under the Term Loan at December 31, 2023. These borrowings carried a weighted average interest rate of 5.4% at March 31, 2024 and 4.2% at December 31, 2023, including the impact of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements.
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At March 31, 2024, we had outstanding letters of credit totaling $0.6 million, which are used as security deposits for our office facilities. As of March 31, 2024, the unused borrowing capacity under the Revolver was $300.4 million.
Refer to Note 7 “Financing Arrangements” for additional information on our senior secured credit facility within the notes to the consolidated financial statements.
Future Financing Needs
Our primary financing need is to fund our long-term growth. Our growth strategy is to expand our service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures.
We believe our internally generated liquidity, together with our available cash, and the borrowing capacity available under our senior secured credit facility will be adequate to support our current financing needs and long-term growth strategy. Our ability to secure additional financing in the future, if needed, will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies and estimates are those policies and estimates that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies and estimates are important, we believe that there are five accounting policies and estimates that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies during the three months ended March 31, 2024.
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
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our bank credit facility. At our option, these borrowings bear interest at one, three or six month Term SOFR or, in the case of the Revolver, an alternate base rate. At March 31, 2024, we had borrowings outstanding under the credit facility totaling $574.0 million that carried a weighted average interest rate of 5.4%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $2.7 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2023, we had borrowings outstanding under the credit facility totaling $324.0 million that carried a weighted average interest rate of 4.2% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $0.7 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of March 31, 2024 and December 31, 2023, the aggregate notional amount of our forward interest rate swap agreements was $300.0 million and $250.0 million, respectively. The outstanding interest rate swap agreements as of March 31, 2024 are scheduled to mature on a staggered basis through January 31, 2029.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates between the U.S. Dollar (USD) and the Indian Rupee (INR) related to our operations in India. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses by entering into non-deliverable foreign exchange forward contracts. As of March 31, 2024 and December 31, 2023, the aggregate notional amounts of these contracts were INR 878.0 million, or $10.5 million, and INR 1,375.7 million, or $16.6 million, respectively, based on the exchange rates in effect as of each period end. The outstanding foreign exchange forward contracts as of March 31, 2024 are scheduled to mature monthly through December 31, 2024.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign currency exchange rate hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the foreign currency exchange rate between the USD and INR would have an immaterial impact on the fair value of our hedge instruments as of March 31, 2024 and December 31, 2023.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of March 31, 2024, the fair value of the investment was $66.1 million, with a total cost basis of $40.9 million. At December 31, 2023, the fair value of the investment was $68.0 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in a privately-held hospital-at-home company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. As of March 31, 2024 and December 31, 2023, the carrying value of the investment was $7.4 million with a total cost basis of $5.0 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 27, 2024, for a complete description of the material risks we face.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On March 1, 2024, as partial consideration for our acquisition of GG+A, we issued 86,913 shares of our common stock, par value $0.01 per share, with an aggregate value of $8.6 million. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2024, we reacquired 212,745 shares of common stock with a weighted average fair market value of $98.37 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the fourth quarter of 2023. The current authorization extends the share repurchase program through December 31, 2024 with a repurchase amount of $400 million, of which $24.0 million remains available as of March 31, 2024.The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
January 1, 2024 - January 31, 2024	208,723	$102.31	197,918	$65,932,781
February 1, 2024 - February 29, 2024	100,243	$101.39	100,243	$55,766,594
March 1, 2024 - March 31, 2024	528,477	$97.61	326,537	$23,987,379
Total	837,443	$99.24	624,698
(1)The number of shares repurchased included 10,805 shares in January 2024 and 201,940 shares in March 2024 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers

During the first quarter of 2024, none of our executive officers or directors adopted or terminated contracts, instructions or written plans for the sale or purchase of our securities intended to satisfy the affirmative defense condition of Rule 10b5-1(c) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1*	Amendment to Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	April 30, 2024	/s/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer