Form 10-Q
period 2024-06-30
Huron Consulting Group Inc.
filed 2024-07-30
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of July 23, 2024, 17,791,109 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$17,646	$12,149
Receivables from clients, net of allowances of $12,425 and $17,284, respectively	181,074	162,566
Unbilled services, net of allowances of $2,709 and $5,984, respectively	188,075	190,869
Income tax receivable	8,342	6,385
Prepaid expenses and other current assets	40,399	28,491
Total current assets	435,536	400,460
Property and equipment, net	23,357	23,728
Deferred income taxes, net	2,325	2,288
Long-term investments	64,918	75,414
Operating lease right-of-use assets	22,409	24,131
Other non-current assets	105,799	92,336
Intangible assets, net	24,118	18,074
Goodwill	647,451	625,711
Total assets	$1,325,913	$1,262,142
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,740	$10,074
Accrued expenses and other current liabilities	26,495	33,087
Accrued payroll and related benefits	135,595	225,921
Current maturities of long-term debt	13,750	—
Current maturities of operating lease liabilities	11,588	11,032
Deferred revenues	28,583	22,461
Total current liabilities	225,751	302,575
Non-current liabilities:
Deferred compensation and other liabilities	40,038	35,665
Long-term debt, net of current portion	496,550	324,000
Operating lease liabilities, net of current portion	35,618	38,850
Deferred income taxes, net	27,378	28,160
Total non-current liabilities	599,584	426,675
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 20,843,283 and 21,316,441 shares issued, respectively	208	212
Treasury stock, at cost, 3,059,851 and 2,852,296 shares, respectively	(159,537)	(142,136)
Additional paid-in capital	175,387	236,962
Retained earnings	470,515	415,027
Accumulated other comprehensive income	14,005	22,827
Total stockholders’ equity	500,578	532,892
Total liabilities and stockholders’ equity	$1,325,913	$1,262,142
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues and reimbursable expenses:
Revenues	$371,654	$346,759	$727,615	$664,654
Reimbursable expenses	9,363	8,140	16,787	16,630
Total revenues and reimbursable expenses	381,017	354,899	744,402	681,284
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	248,605	235,198	501,908	463,581
Reimbursable expenses	9,427	8,121	17,011	16,745
Selling, general and administrative expenses	71,410	64,642	144,110	126,496
Other gains, net	(15,917)	(623)	(14,349)	(188)
Restructuring charges	2,056	1,699	4,393	3,983
Depreciation and amortization	6,033	6,143	12,005	12,517
Total operating expenses	321,614	315,180	665,078	623,134
Operating income	59,403	39,719	79,324	58,150
Other income (expense), net:
Interest expense, net of interest income	(7,954)	(5,796)	(13,094)	(10,099)
Other income, net	646	1,062	3,425	2,781
Total other expense, net	(7,308)	(4,734)	(9,669)	(7,318)
Income before taxes	52,095	34,985	69,655	50,832
Income tax expense	14,613	10,273	14,167	12,701
Net income	$37,482	$24,712	$55,488	$38,131
Earnings per share:
Net income per basic share	$2.10	$1.30	$3.08	$2.00
Net income per diluted share	$2.03	$1.27	$2.96	$1.95
Weighted average shares used in calculating earnings per share:
Basic	17,887	18,939	18,042	19,029
Diluted	18,454	19,486	18,741	19,598
Comprehensive income (loss):
Net income	$37,482	$24,712	$55,488	$38,131
Foreign currency translation adjustments, net of tax	(281)	327	(1,003)	379
Unrealized gain (loss) on investment, net of tax	(6,318)	553	(7,765)	4,426
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(1,127)	2,463	(54)	134
Other comprehensive income (loss)	(7,726)	3,343	(8,822)	4,939
Comprehensive income	$29,756	$28,055	$46,666	$43,070
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	21,204,110	$212	(3,116,541)	$(159,605)	$200,235	$433,033	$21,731	$495,606
Comprehensive income (loss)						37,482	(7,726)	29,756
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	5,516	—	3,295	221	(221)			—
Exercise of stock options	1,000	—			48			48
Share-based compensation					9,580			9,580
Shares redeemed for employee tax withholdings			(1,627)	(153)				(153)
Other capital contributions					113			113
Share repurchases	(376,493)	(4)			(34,368)			(34,372)
Balance at June 30, 2024	20,834,133	$208	(3,114,873)	$(159,537)	$175,387	$470,515	$14,005	$500,578

Balance at March 31, 2023	21,910,425	$220	(2,970,118)	$(141,353)	$284,420	$365,967	$19,715	$528,969
Comprehensive income						24,712	3,343	28,055
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	8,683	—	3,386	145	(145)			—
Exercise of stock options	7,464	—			360			360
Share-based compensation					9,806			9,806
Shares redeemed for employee tax withholdings			(2,464)	(199)				(199)
Share repurchases	(193,648)	(2)			(15,371)			(15,373)
Balance at June 30, 2023	21,732,924	$218	(2,969,196)	$(141,407)	$279,070	$390,679	$23,058	$551,618

	Six Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	21,175,554	$212	(2,975,321)	$(142,136)	$236,962	$415,027	$22,827	$532,892
Comprehensive income (loss)						55,488	(8,822)	46,666
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	550,438	5	74,820	3,679	(3,684)			—
Exercise of stock options	22,419	—			1,215			1,215
Purchase of business	86,913	1			8,639			8,640
Share-based compensation					28,817			28,817
Shares redeemed for employee tax withholdings			(214,372)	(21,080)				(21,080)
Other capital contributions					113			113
Share repurchases	(1,001,191)	(10)			(96,675)			(96,685)
Balance at June 30, 2024	20,834,133	$208	(3,114,873)	$(159,537)	$175,387	$470,515	$14,005	$500,578

Balance at December 31, 2022	22,231,593	$223	(2,953,147)	$(137,556)	$318,706	$352,548	$18,119	$552,040
Comprehensive income						38,131	4,939	43,070
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	306,264	3	121,835	5,877	(5,880)			—
Exercise of stock options	21,609	—			987			987
Share-based compensation					24,895			24,895
Shares redeemed for employee tax withholdings			(137,884)	(9,728)				(9,728)
Share repurchases	(826,542)	(8)			(59,638)			(59,646)
Balance at June 30, 2023	21,732,924	$218	(2,969,196)	$(141,407)	$279,070	$390,679	$23,058	$551,618
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$55,488	$38,131
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	12,005	12,549
Non-cash lease expense	3,043	3,340
Lease-related impairment charges	2,293	2,086
Share-based compensation	25,284	23,151
Amortization of debt discount and issuance costs	508	382
Allowances for doubtful accounts	2,353	53
Deferred income taxes	1,942	1,755
(Gain) loss on sale of property and equipment	(101)	1
Change in fair value of contingent consideration liabilities	(416)	(233)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients, net	(20,372)	(4,440)
(Increase) decrease in unbilled services, net	3,057	(32,567)
(Increase) decrease in current income tax receivable / payable, net	(2,606)	(6,141)
(Increase) decrease in other assets	(14,942)	(4,880)
Increase (decrease) in accounts payable and other liabilities	(6,978)	(5,594)
Increase (decrease) in accrued payroll and related benefits	(86,400)	(44,277)
Increase (decrease) in deferred revenues	2,339	2,804
Net cash used in operating activities	(23,503)	(13,880)
Cash flows from investing activities:
Purchases of property and equipment	(3,665)	(3,725)
Investments in life insurance policies	(1,361)	(2,188)
Distributions from life insurance policies	—	2,956
Purchases of businesses	(20,769)	38
Capitalization of internally developed software costs	(14,138)	(12,998)
Proceeds from note receivable	154	154
Proceeds from sale of property and equipment	102	—
Net cash used in investing activities	(39,677)	(15,763)
Cash flows from financing activities:
Proceeds from exercises of stock options	1,215	987
Shares redeemed for employee tax withholdings	(21,080)	(9,728)
Share repurchases	(97,264)	(60,368)
Proceeds from bank borrowings	618,500	230,000
Repayments of bank borrowings	(430,938)	(125,000)
Payments for debt issuance costs	(1,446)	(58)
Deferred payments on business acquisition	(261)	(1,500)
Net cash provided by financing activities	68,726	34,333
Effect of exchange rate changes on cash	(49)	59
Net increase in cash and cash equivalents	5,497	4,749
Cash and cash equivalents at beginning of the period	12,149	11,834
Cash and cash equivalents at end of the period	$17,646	$16,583
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$4,827	$4,437
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3,214	$1,839
Common stock issued related to purchase of business	$8,640	$—
Contingent consideration accrued related to purchases of businesses	$36	$—
Excise tax on net share repurchases included in current and non-current liabilities	$449	$385
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
See Note 14 “Segment Information” for more information on each of our segments and their solutions.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2024 and 2023. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the period ended March 31, 2024. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
In the second quarter of 2024, we revised the presentation of our consolidated statement of operations and other comprehensive income (loss) to separately present other gains, net previously presented within selling, general and administrative expenses. The change in presentation has no effect on our consolidated results, and our historical consolidated statements of operations and other comprehensive income (loss) were revised for consistent presentation.
3. New Accounting Pronouncements
Not Yet Adopted
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates the segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. ASU 2023-07 will be effective for our annual reporting periods beginning with the current fiscal year ending December 31, 2024 and for interim reporting periods beginning in fiscal year 2025, with early adoption permitted, and is required to be applied retrospectively. We expect to adopt ASU 2023-07 for our annual reporting period ending December 31, 2024 on a retrospective basis. We expect the adoption will have no impact on our financial position or our results of operations, but will result in additional disclosures.
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which updates annual income tax disclosures by requiring disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2025, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We expect the adoption will have no impact on our financial position or our results of operations, but will result in additional disclosures.
On March 6, 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2025, subject to any delay which may result from the current administrative stay issued by the SEC. We expect the adoption will have no impact on our financial position or our results of operations, but we are currently evaluating the impact this guidance will have on our disclosures within our consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
4. Goodwill and Intangible Assets
Goodwill
The table below sets forth the changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2024.

	Healthcare	Education	Commercial	Total
Balance as of December 31, 2023:
Goodwill	$644,983	$123,652	$312,968	$1,081,603
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2023	$454,959	$122,235	$48,517	$625,711
Goodwill recorded in connection with business acquisitions	—	21,677	76	21,753
Foreign currency translation	—	(13)	—	(13)
Goodwill, net as of June 30, 2024	$454,959	$143,899	$48,593	$647,451
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
The acquisitions of Vlamis and GG+A are not significant to our consolidated financial statements individually or in the aggregate as of and for the three and six months ended June 30, 2024. These acquisitions were accounted for using the acquisition method of accounting. Contract assets and contract liabilities are recorded at their carrying value under Topic 606: Revenue from Contracts with Customers. We finalized the measurement of assets acquired, including goodwill, and liabilities assumed in the acquisitions of Vlamis and GG+A in the first and second quarters of 2024, respectively.
Intangible Assets
Intangible assets as of June 30, 2024 and December 31, 2023 consisted of the following:

		As of June 30, 2024		As of December 31, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	5 to 10	$26,632	$8,250	$60,636	$48,928
Technology and software	2 to 5	16,230	11,483	16,230	10,195
Trade names	6	6,000	6,000	6,000	6,000
Non-competition agreements	3 to 5	950	489	720	389
Customer contracts	1 to 4	700	172	—	—
Total		$50,512	$26,394	$83,586	$65,512
Identifiable intangible assets with finite lives are amortized over their estimated useful lives using either an accelerated or straight-line basis to correspond to the cash flows expected to be derived from the assets.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Intangible asset amortization expense was $1.6 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively; and $3.3 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of June 30, 2024.

Year Ending December 31,	Estimated Amortization Expense
2024	$6,536
2025	$6,808
2026	$5,044
2027	$3,637
2028	$2,668
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Revenues
For the three months ended June 30, 2024 and 2023, we recognized revenues of $371.7 million and $346.8 million, respectively. Of the $371.7 million recognized in the second quarter of 2024, we recognized revenues of $18.2 million from obligations satisfied, or partially satisfied, in prior periods, of which $13.2 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $5.0 million was due to the release of allowances on receivables from clients and unbilled services. Of the $346.8 million recognized in the second quarter of 2023, we recognized revenues of $14.8 million from obligations satisfied, or partially satisfied, in prior periods, of which $12.6 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $2.2 million was due to the release of allowances on receivables from clients and unbilled services.
For the six months ended June 30, 2024 and 2023, we recognized revenues of $727.6 million and $664.7 million, respectively. Of the $727.6 million recognized in the first six months of 2024, we recognized revenues of $20.5 million from obligations satisfied, or partially satisfied, in prior periods, of which $17.2 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.3 million was due to the release of allowances on receivables from clients and unbilled services. Of the $664.7 million recognized in the first six months of 2023, we recognized revenues of $6.3 million from obligations satisfied, or partially satisfied, in prior periods, of which $5.0 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.3 million was due to the release of allowances on receivables from clients and unbilled services.
As of June 30, 2024, we had $216.5 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $216.5 million of performance obligations, we expect to recognize $46.9 million as revenue in 2024, $65.7 million in 2025, and the remaining $103.9 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset, net balance as of June 30, 2024 and December 31, 2023 was $75.7 million and $70.1 million, respectively. The $5.6 million million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of June 30, 2024 and

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
December 31, 2023 was $28.6 million and $22.5 million, respectively. The $6.1 million increase reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and six months ended June 30, 2024, $4.2 million and $19.6 million of revenues recognized were included in the deferred revenue balance as of December 31, 2023, respectively.
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
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$37,482	$24,712	$55,488	$38,131

Weighted average common shares outstanding – basic	17,887	18,939	18,042	19,029
Weighted average common stock equivalents	567	547	699	569
Weighted average common shares outstanding – diluted	18,454	19,486	18,741	19,598

Net income per basic share	$2.10	$1.30	$3.08	$2.00
Net income per diluted share	$2.03	$1.27	$2.96	$1.95
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above for the three and six months ended June 30, 2024 were 0.1 million and less than 0.1 million shares, respectively; and for the three and six months ended June 30, 2023 were both less than 0.1 million shares.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021.The share repurchase program has been subsequently extended and increased, most recently in the second quarter of 2024. The current authorization extends the share repurchase program through December 31, 2025 with a repurchase amount of $500 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
In the three and six months ended June 30, 2024, we repurchased and retired 376,493 and 1,001,191 shares for $34.4 million and $96.7 million, respectively, which includes a $0.3 million and $0.4 million accrual for excise taxes on the net share repurchases, respectively. Additionally, in the first quarter of 2024, we settled the repurchase of 10,000 shares for $1.0 million which were accrued as of December 31, 2023.
In the three and six months ended June 30, 2023, we repurchased and retired 193,648 and 826,542 shares for $15.4 million and $59.6 million, respectively, which includes a $0.1 million and $0.4 million accrual for excise taxes on the net share repurchases, respectively. Additionally, in the first quarter of 2023, we settled the repurchase of 15,200 shares for $1.1 million which were accrued as of December 31, 2022.
As of June 30, 2024, $89.9 million remained available for share repurchases under our share repurchase program.

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
As of June 30, 2024, we had total borrowings outstanding under our Amended Credit Agreement of $511.6 million, consisting of $240.0 million outstanding under the Revolver and $271.6 million outstanding under the Term Loan. A summary of the scheduled maturities of those borrowings follows:

Scheduled Maturities of Long-Term Debt
2024	$6,875
2025	$13,750
2026	$13,750
2027	$477,187
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
Fees and interest on borrowings under the Amended Credit Agreement vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, these borrowings will bear interest at one, three or six month Term SOFR or, in the case of the Revolver, an alternate base rate, in each case plus the applicable margin. The applicable margin for borrowings under the Revolver will fluctuate between 1.125% per annum and 1.875% per annum, in the case of Term SOFR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time. The applicable margin for the outstanding principal under the Term Loan will range between 1.625% per annum and 2.375% per annum based upon our Consolidated Leverage Ratio at such time. The fees and interest are subject to further adjustment based upon the Company's performance against specified key performance indicators related to certain environmental, social and governance goals of the Company. Based upon the performance of the Company against those key performance indicators in each Reference Year (as defined in the Amended Credit Agreement), certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees will be made. These annual adjustments will not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At June 30, 2024, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.24 to 1.00 and a Consolidated Interest Coverage Ratio of 10.55 to 1.00.
A summary of the carrying amounts of our debt follows:

	June 30, 2024	December 31, 2023
Revolver	$240,000	$324,000
Term Loan	271,562	—
Unamortized debt issuance costs - Term Loan[1]	(1,262)	—
Total long-term debt	510,300	324,000
Current maturities of long-term debt	(13,750)	—
Long-term debt, net of current portion	$496,550	$324,000
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
Borrowings outstanding under the Amended Credit Agreement as of June 30, 2024 and December 31, 2023 carried a weighted average interest rate of 5.2% and 4.2%, respectively, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity.”
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At June 30, 2024, we had outstanding letters of credit totaling $0.6 million, which are used as security deposits for our office facilities. As of June 30, 2024, the unused borrowing capacity under the Revolver was $359.4 million.
8. Restructuring Charges
Restructuring charges for the three and six months ended June 30, 2024 were $2.1 million and $4.4 million, respectively. In the second quarter of 2024, we exited the office space previously occupied by GG+A, which resulted in a $1.4 million non-cash impairment charge on the related right-of-use operating lease asset and fixed assets of that office space. Additionally, in the second quarter of 2024, we recognized $0.6 million of restructuring expense for rent and related expenses, net of sublease income, for previously vacated office spaces. The $4.4 million restructuring charge recognized in the first six months of 2024 included $1.4 million related to the non-cash lease impairment charges on the right-of-use operating lease asset and fixed assets of the exited office space previously occupied by GG+A; $1.1 million of rent and related expenses, net of sublease income, for previously vacated office spaces; $1.0 million of severance-related expenses; and $0.8 million related to non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces.
Restructuring charges for the three and six months ended June 30, 2023 were $1.7 million and $4.0 million. The $1.7 million of restructuring charges recognized in the second quarter of 2023 included $0.9 million of severance-related expenses; $0.3 million related to the abandonment of a capitalized software development project; $0.2 million of rent and related expenses, net of sublease income, for previously vacated office spaces; and $0.2 million related to non-cash lease impairment charges driven by updated sublease assumptions for previously vacated office spaces. The $4.0 million of restructuring charges incurred in the first six months of 2023 included a $1.9 million noncash impairment charge on the fixed assets and right-of-use operating lease asset related to our office space in Hillsboro, Oregon, which we exited in the first quarter of 2023; $0.9 million of severance-related expenses; $0.6 million for rent and related expenses, net of sublease income, for previously vacated office spaces; $0.3 million related to the abandonment of a capitalized software development project; and $0.2 million related to non-cash lease impairment charges driven by updated sublease assumptions for previously vacated office spaces.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the carrying value of our restructuring charge liability by restructuring type for the six months ended June 30, 2024.

	Employee Costs	Other	Total
Balance as of December 31, 2023	$1,366	$535	$1,901
Additions	1,009	—	1,009
Payments	(2,008)	—	(2,008)
Adjustments	(17)	13	(4)
Balance as of June 30, 2024	$350	$548	$898
All of the $0.4 million restructuring charge liability related to employee costs at June 30, 2024 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits in our consolidated balance sheet. All of the $0.5 million other restructuring charge liability at June 30, 2024, which primarily relates to the early termination of a contract in a prior period, is expected to be paid in the next 12 months and is included as a component of accrued expenses and other current liabilities in our consolidated balance sheet.
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
Interest Rate Swaps
We are party to forward interest rate swap agreements with aggregate notional amounts of $300.0 million and $250.0 million as of June 30, 2024 and December 31, 2023, respectively. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through January 31, 2029.
As of June 30, 2024, it was anticipated that $4.6 million of the gains, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.
Foreign Exchange Forward Contracts
We are party to non-deliverable foreign exchange forward contracts that are scheduled to mature monthly through April 30, 2025. As of June 30, 2024 and December 31, 2023, the aggregate notional amounts of these contracts were INR 629.2 million, or $7.5 million, and INR 1,375.7 million, or $16.6 million, respectively, based on the exchange rates in effect as of each period end.
As of June 30, 2024, it was anticipated that the less than $0.1 million of losses, net of tax, related to foreign exchange forward contracts currently recorded in accumulated other comprehensive income will be reclassified into earnings in our consolidated statement of operations within the next 12 months.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth additional information relating to our derivative instruments as of June 30, 2024 and December 31, 2023.

Derivative Instrument	Balance Sheet Location	June 30, 2024	December 31, 2023
Interest rate swaps	Prepaid expenses and other current assets	$6,042	$6,655
Interest rate swaps	Other non-current assets	1,115	891
Foreign exchange forward contracts	Prepaid expenses and other current assets	25	—
Total Assets		$7,182	$7,546

Interest rate swaps	Deferred compensation and other liabilities	$78	$307
Foreign exchange forward contracts	Accrued expenses and other current liabilities	7	70
Total Liabilities		$85	$377
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets:
Interest rate swaps	$—	$7,157	$—	$7,157
Convertible debt investment	—	—	57,550	57,550
Foreign exchange forward contracts	—	25	—	25
Deferred compensation assets	—	38,978	—	38,978
Total assets	$—	$46,160	$57,550	$103,710
Liabilities:
Interest rate swaps	$—	$78	$—	$78
Foreign exchange forward contracts	—	7	—	7
Contingent consideration for business acquisitions	—	—	694	694
Total liabilities	$—	$85	$694	$779
December 31, 2023
Assets:
Interest rate swaps	$—	$7,546	$—	$7,546
Convertible debt investment	—	—	68,046	68,046
Deferred compensation assets	—	34,826	—	34,826
Total assets	$—	$42,372	$68,046	$110,418
Liabilities:
Interest rate swaps	$—	$307	$—	$307
Foreign exchange forward contracts	—	70	—	70
Contingent consideration for business acquisitions	—	—	2,074	2,074
Total liabilities	$—	$377	$2,074	$2,451
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. The carrying value is recorded in long-term investments in our consolidated balance sheets. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 23.5% and 24.5% as of June 30, 2024 and December 31, 2023, respectively; and the concluded equity volatility of 40.0% and 35.0% as of June 30, 2024 and December 31, 2023, respectively, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the convertible debt investment for the six months ended June 30, 2024.

Convertible Debt Investment
Balance as of December 31, 2023	$68,046
Change in fair value	(10,496)
Balance as of June 30, 2024	$57,550
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was 6.3% as of both June 30, 2024 and December 31, 2023. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded to other gains, net in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the six months ended June 30, 2024.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2023	$2,074
Acquisition	36
Payment	(1,000)
Change in fair value	(416)
Balance as of June 30, 2024	$694
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
During the first six months of 2024 and 2023, there were no observable price changes or impairments of our preferred stock investment. Since our initial investment, we have recognized cumulative unrealized gains of $28.6 million and cumulative unrealized losses of $26.3 million. As of June 30, 2024 and December 31, 2023, the carrying value of our preferred stock investment was $7.4 million.
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
11. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$(281)	$—	$(281)	$327	$—	$327
Unrealized gain (loss) on investment	$(8,549)	$2,231	$(6,318)	$754	$(201)	$553
Interest rate swaps:
Change in fair value	$791	$(206)	$585	$5,265	$(1,400)	$3,865
Reclassification adjustments into earnings	(2,344)	612	(1,732)	(1,941)	516	(1,425)
Net unrealized gain (loss) on interest rate swaps	$(1,553)	$406	$(1,147)	$3,324	$(884)	$2,440
Foreign exchange forward contracts:
Change in fair value	$22	$(6)	$16	$46	$(12)	$34
Reclassification adjustments into earnings	6	(2)	4	(14)	3	(11)
Net unrealized gain (loss) on foreign exchange forward contracts	$28	$(8)	$20	$32	$(9)	$23
Other comprehensive income (loss)	$(10,355)	$2,629	$(7,726)	$4,437	$(1,094)	$3,343

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$(1,003)	$—	$(1,003)	$379	$—	$379
Unrealized gain (loss) on investment	$(10,496)	$2,731	$(7,765)	$6,033	$(1,607)	$4,426
Interest rate swaps:
Change in fair value	$4,469	$(1,166)	$3,303	$3,458	$(919)	$2,539
Reclassification adjustments into earnings	(4,629)	1,208	(3,421)	(3,473)	923	(2,550)
Net unrealized gain (loss) on interest rate swaps	$(160)	$42	$(118)	$(15)	$4	$(11)
Foreign exchange forward contracts:
Change in fair value	$68	$(18)	$50	$200	$(53)	$147
Reclassification adjustments into earnings	20	(6)	14	(2)	—	(2)
Net unrealized gain (loss) on foreign exchange forward contracts	$88	$(24)	$64	$198	$(53)	$145
Other comprehensive income (loss)	$(11,571)	$2,749	$(8,822)	$6,595	$(1,656)	$4,939

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

Accumulated other comprehensive income, net of tax, includes the following components:

			Cash Flow Hedges
	Foreign Currency Translation	Available-for-Sale Investment	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2023	$(2,521)	$20,039	$5,361	$(52)	$22,827
Current period change	(1,003)	(7,765)	(118)	64	(8,822)
Balance as of June 30, 2024	$(3,524)	$12,274	$5,243	$12	$14,005
12. Income Taxes
For the three months ended June 30, 2024, our effective tax rate was 28.1% as we recognized income tax expense of $14.6 million on income of $52.1 million. The effective tax rate of 28.1% was less favorable than the statutory rate, inclusive of state income taxes, of 26.1%, primarily due to certain nondeductible expense items.
For the three months ended June 30, 2023, our effective tax rate was 29.4% as we recognized income tax expense of $10.3 million on income of $35.0 million. The effective tax rate of 29.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to certain nondeductible expense items, partially offset by a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability.
For the six months ended June 30, 2024, our effective tax rate was 20.3% as we recognized income tax expense of $14.2 million on income of $69.7 million. The effective tax rate of 20.3% was more favorable than the statutory rate, inclusive of state income taxes, of 26.1%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2024 and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability. These favorable items were partially offset by certain nondeductible expense items.
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
13. Commitments, Contingencies and Guarantees
Litigation
In the second quarter of 2024, we recognized a pre-tax $15.0 million litigation settlement gain related to a completed legal matter for which Huron was the plaintiff, which is included in other gains, net on our consolidated statement of operations.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.6 million and $0.5 million were outstanding at June 30, 2024 and December 31, 2023, respectively, which are used as security deposits for our office facilities.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of June 30, 2024 and December 31, 2023, the total estimated fair value of our outstanding contingent consideration liability was $0.7 million and $2.1 million, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth information about our operating segments for the three and six months ended June 30, 2024 and 2023, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Healthcare:
Revenues	$190,098	$173,768	$370,840	$322,817
Operating income	$55,246	$49,151	$97,940	$81,406
Segment operating income as a percentage of segment revenues	29.1%	28.3%	26.4%	25.2%
Education:
Revenues	$122,753	$110,694	$234,336	$214,841
Operating income	$30,792	$27,397	$52,748	$50,562
Segment operating income as a percentage of segment revenues	25.1%	24.8%	22.5%	23.5%
Commercial:
Revenues	$58,803	$62,297	$122,439	$126,996
Operating income	$9,015	$10,472	$23,054	$24,539
Segment operating income as a percentage of segment revenues	15.3%	16.8%	18.8%	19.3%
Total Huron:
Revenues	$371,654	$346,759	$727,615	$664,654
Reimbursable expenses	9,363	8,140	16,787	16,630
Total revenues and reimbursable expenses	$381,017	$354,899	$744,402	$681,284

Segment operating income	$95,053	$87,020	$173,742	$156,507
Items not allocated at the segment level:
Other operating expenses	45,626	43,044	96,565	86,665
Other gains, net	(15,917)	(623)	(14,349)	(188)
Restructuring charges	2,047	502	4,280	2,786
Depreciation and amortization	3,894	4,378	7,922	9,094
Operating income	59,403	39,719	79,324	58,150
Other expense, net	(7,308)	(4,734)	(9,669)	(7,318)
Income before taxes	$52,095	$34,985	$69,655	$50,832

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The following table illustrates the disaggregation of revenues by our two principal capabilities: i) Consulting and Managed Services and ii) Digital, and includes a reconciliation of the disaggregated revenues to revenues from our three operating segments for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by Capability	2024	2023	2024	2023
Healthcare:
Consulting and Managed Services	$133,987	$124,944	$258,198	$226,680
Digital	56,111	48,824	112,642	96,137
Total revenues	$190,098	$173,768	$370,840	$322,817
Education:
Consulting and Managed Services	$63,831	$53,426	$118,940	$106,653
Digital	58,922	57,268	115,396	108,188
Total revenues	$122,753	$110,694	$234,336	$214,841
Commercial:
Consulting and Managed Services	$20,521	$18,885	$42,760	$41,116
Digital	38,282	43,412	79,679	85,880
Total revenues	$58,803	$62,297	$122,439	$126,996
Total Huron:
Consulting and Managed Services	$218,339	$197,255	$419,898	$374,449
Digital	153,315	149,504	307,717	290,205
Total revenues	$371,654	$346,759	$727,615	$664,654
For the three and six months ended June 30, 2024 and 2023, substantially all of our revenues were recognized over time. During the three and six months ended June 30, 2024 and 2023, no single client generated greater than 10% of our consolidated revenues. At June 30, 2024, one client in our Healthcare segment accounted for 13.4% of our combined receivable from clients, net and unbilled services, net balance as a result of outstanding invoices due in the normal course of the contract payment terms. At December 31, 2023, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net.

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
•Consulting and Managed Services
Our Consulting and Managed Services capabilities represent our management consulting services, managed services (excluding technology-related managed services) and outsourcing services delivered across industries. Our Consulting and Managed Services experts help our clients address a variety of strategic, operational, financial, people and organizational-related challenges. These services are often combined with technology, analytic and data-driven solutions powered by our Digital capability to support long-term relationships with our clients and drive lasting impact. Examples include the areas of revenue cycle management and research administration managed services and outsourcing at our healthcare, education and research-focused clients, where our projects are often coupled with our digital services and product offerings and management consulting services to sustain improved performance.
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
We have also grown our proprietary software product portfolio to address our clients' challenges with solutions that expand our base of recurring revenue and further differentiate our consulting, digital and managed services offerings. Our product portfolio bundles our deep industry expertise and unique intellectual property together to serve our clients outside of our traditional consulting offerings. Our product portfolio includes, among others: Huron Research Suite, the leading software suite designed to facilitate and improve research administration service delivery and compliance; Huron Intelligence™ Rounding, the #1 ranked Digital Rounding solution in the 2024 Best in KLAS® Software & Services report; and Huron Intelligence™ Analytic Suite in Healthcare, a predictive analytics suite to improve care delivery while lowering costs.
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
Other operating expenses include restructuring charges, other gains and losses, depreciation expense, and amortization expense related to internally developed software costs and intangible assets acquired in business combinations.
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

2024 litigation settlement gain: In the second quarter of 2024, we settled a litigation matter for which Huron was the plaintiff for $15.0 million, on a pre-tax basis. This $15.0 million settlement gain was recorded as a component of other gains, net on our consolidated statement of operations. We have excluded from our non-GAAP measures $11.7 million, which is the value of the settlement gain that exceeds the third-party legal costs incurred during 2024 specific to this litigation matter, as this net gain is not indicative of the ongoing performance of our business. Of the $3.3 million third-party legal costs incurred for this matter in the first half of 2024, $2.7 million was incurred in the first quarter and $0.6 million was incurred in the second quarter. Our third-party legal expenses are recorded as a component of selling, general and administrative expenses on our statement of operations. Third-party legal costs incurred for this litigation matter during the three and six months ended June 30, 2023 were $0.4 million and $1.0 million, respectively.
Other losses (gains), net: We exclude the effects of other losses and gains, which primarily relate to changes in the estimated fair value of our liabilities for contingent consideration related to business acquisitions and litigation settlement losses and gains, excluding the 2024 litigation settlement gain presented separately, to permit comparability with periods that are not impacted by these items. These items are recorded as a component of other gains, net on our consolidated statement of operations.
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
RESULTS OF OPERATIONS
Executive Highlights
Highlights from the second quarter of 2024 include:
•Total revenues increased 7.2% to $371.7 million for the second quarter of 2024 from $346.8 million for the second quarter of 2023.
•Diluted EPS increased 59.8% to $2.03 for the second quarter of 2024, compared to $1.27 for the second quarter of 2023. Diluted EPS for the second quarter of 2024 includes a litigation settlement gain related to a completed legal matter for which Huron was the plaintiff, which had a favorable $0.60 impact on diluted EPS.
•Adjusted diluted EPS increased 21.7% to $1.68 for the second quarter of 2024, compared to $1.38 for the second quarter of 2023.
•Net cash provided by operating activities was $107.2 million for the second quarter of 2024, compared to $78.2 million for the second quarter of 2023.
•Returned $96.7 million to shareholders in the first six months of 2024 by repurchasing 1,001,191 shares of our common stock.

Total revenues increased $24.9 million, or 7.2%, to $371.7 million for the second quarter of 2024 from $346.8 million for the second quarter of 2023. The increase in revenues was driven by continued strength in demand for Healthcare's Consulting and Managed Services and Digital capabilities, as well as an increase in demand for Education's Consulting and Managed Services capability, reflecting our focus on accelerating growth in our healthcare and education industries. These increases were partially offset by a decrease in demand for Commercial's Digital capability.
In our Consulting and Managed Services capability, revenues for the second quarter of 2024 increased 10.7%, compared to the second quarter of 2023, and reflected strengthened demand in our Education and Healthcare segments. The utilization rate within our Consulting capability decreased to 73.7% in the second quarter of 2024, compared to 76.0% in the second quarter of 2023.
Revenues within our Digital capability increased 2.5% in the second quarter of 2024, compared to the second quarter of 2023, and reflected strengthened demand in our Healthcare segment, partially offset by a decrease in demand in our Commercial segment. The utilization rate within our Digital capability increased to 75.0% in the second quarter of 2024, compared to 74.7% in the second quarter of 2023.
The total number of revenue-generating professionals increased 13.0% to 5,848 as of June 30, 2024, compared to 5,174 as of June 30, 2023, as a result of hiring to support the overall increase in demand for our services, and includes approximately 70 hires as a result of our acquisition of GG+A in the first quarter of 2024. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.
Net income increased $12.8 million, or 51.7%, to $37.5 million for the three months ended June 30, 2024 from $24.7 million for the same period last year. Net income for the second quarter of 2024 includes an $11.1 million litigation settlement gain, net of tax, related to a completed legal matter for which Huron was the plaintiff. As a result of the increase in net income and a reduction in diluted shares outstanding resulting from share repurchases, diluted earnings per share for the second quarter of 2024 increased 59.8% to $2.03, compared to $1.27 for the second quarter of 2023. The litigation settlement gain recognized in the second quarter of 2024 had a favorable $0.60 impact on diluted earnings per share. Adjusted diluted earnings per share increased 21.7% to $1.68 for the second quarter of 2024, compared to $1.38 for the second quarter of 2023.
Net cash provided by operating activities for the second quarter of 2024 was $107.2 million, compared to $78.2 million for the second quarter of 2023. The increase in net cash provided by operating activities was primarily related to an increase in cash collections during the second quarter of 2024 compared to the second quarter of 2023; partially offset by increases in payments for salaries and related expenses for our revenue-generating professionals and selling, general and administrative expenses during the second quarter of 2024 compared to the second quarter of 2023.
In the first six months of 2024, we deployed $96.7 million of capital to repurchase 1,001,191 shares of our common stock, representing 5.4% of our common stock outstanding as of December 31, 2023.
Summary of Results
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Healthcare:
Revenues	$190,098	$173,768	$370,840	$322,817
Operating income	$55,246	$49,151	$97,940	$81,406
Segment operating income as a percentage of segment revenues	29.1%	28.3%	26.4%	25.2%
Education:
Revenues	$122,753	$110,694	$234,336	$214,841
Operating income	$30,792	$27,397	$52,748	$50,562
Segment operating income as a percentage of segment revenues	25.1%	24.8%	22.5%	23.5%
Commercial:
Revenues	$58,803	$62,297	$122,439	$126,996
Operating income	$9,015	$10,472	$23,054	$24,539
Segment operating income as a percentage of segment revenues	15.3%	16.8%	18.8%	19.3%
Total Huron:
Revenues	$371,654	$346,759	$727,615	$664,654
Reimbursable expenses	9,363	8,140	16,787	16,630
Total revenues and reimbursable expenses	$381,017	$354,899	$744,402	$681,284

Segment operating income	$95,053	$87,020	$173,742	$156,507
Items not allocated at the segment level:

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other operating expenses	45,626	43,044	96,565	86,665
Other gains, net	(15,917)	(623)	(14,349)	(188)
Restructuring charges	2,047	502	4,280	2,786
Depreciation and amortization	3,894	4,378	7,922	9,094
Operating income	59,403	39,719	79,324	58,150
Other expense, net	(7,308)	(4,734)	(9,669)	(7,318)
Income before taxes	52,095	34,985	69,655	50,832
Income tax expense	14,613	10,273	14,167	12,701
Net income	$37,482	$24,712	$55,488	$38,131
Earnings per share:
Basic	$2.10	$1.30	$3.08	$2.00
Diluted	$2.03	$1.27	$2.96	$1.95

Other Operating Data:
Number of revenue-generating professionals by segment (at period end)(1):
Healthcare	2,339	1,852	2,339	1,852
Education	1,243	1,124	1,243	1,124
Commercial (2)	2,266	2,198	2,266	2,198
Total	5,848	5,174	5,848	5,174

Revenue by capability:
Consulting and Managed Services (3)(4)	$218,339	$197,255	$419,898	$374,449
Digital	153,315	149,504	307,717	290,205
Total	$371,654	$346,759	$727,615	$664,654

Number of revenue-generating professionals by capability (at period end):
Consulting and Managed Services (3)(5)	2,935	2,473	2,935	2,473
Digital	2,913	2,701	2,913	2,701
Total	5,848	5,174	5,848	5,174

Utilization rate by capability (6):
Consulting	73.7%	76.0%	72.0%	76.1%
Digital	75.0%	74.7%	74.6%	72.8%

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
(4)Managed Services capability revenues within our Healthcare segment was $16.7 million and $17.3 million for the three months ended June 30, 2024 and 2023, respectively; and $34.2 million and $37.1 million for the six months ended June 30, 2024 and 2023, respectively.

Managed Services capability revenues within our Education segment was $6.8 million and $7.1 million for the three months ended June 30, 2024 and 2023, respectively; and $14.2 million and $14.5 million for the six months ended June 30, 2024 and 2023, respectively.
(5)The number of Managed Services revenue-generating professionals within our Healthcare segment was 1,116 and 772 as of June 30, 2024 and 2023, respectively.
The number of Managed Services revenue-generating professionals within our Education segment was 128 and 130 as of June 30, 2024 and 2023, respectively.
(6)Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.
Non-GAAP Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$371,654	$346,759	$727,615	$664,654
Net income	$37,482	$24,712	$55,488	$38,131
Add back:
Income tax expense	14,613	10,273	14,167	12,701
Interest expense, net of interest income	7,954	5,796	13,094	10,099
Depreciation and amortization	6,244	6,330	12,425	12,883
EBITDA	66,293	47,111	95,174	73,814
Add back:
Restructuring charges	2,056	1,699	4,393	3,983
2024 litigation settlement gain	(11,701)	—	(11,701)	—
Other losses (gains), net	(917)	(623)	651	(188)
Transaction-related expenses	103	—	1,600	—
Foreign currency transaction losses (gains), net	(150)	288	(615)	368
Adjusted EBITDA	$55,684	$48,475	$89,502	$77,977
Adjusted EBITDA as a percentage of revenues	15.0%	14.0%	12.3%	11.7%
Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$37,482	$24,712	$55,488	$38,131
Weighted average shares - diluted	18,454	19,486	18,741	19,598
Diluted earnings per share	$2.03	$1.27	$2.96	$1.95
Add back:
Amortization of intangible assets	1,627	1,974	3,317	4,205
Restructuring charges	2,056	1,699	4,393	3,983
2024 litigation settlement gain	(11,701)	—	(11,701)	—
Other losses (gains), net	(917)	(623)	651	(188)
Transaction-related expenses	103	—	1,600	—
Tax effect of adjustments	2,296	(808)	452	(2,120)
Total adjustments, net of tax	(6,536)	2,242	(1,288)	5,880
Adjusted net income	$30,946	$26,954	$54,200	$44,011
Adjusted weighted average shares - diluted	18,454	19,486	18,741	19,598
Adjusted diluted earnings per share	$1.68	$1.38	$2.89	$2.25

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenues
Revenues by segment and capability for the three months ended June 30, 2024 and 2023 were as follows:

Revenues (in thousands)	Three Months Ended June 30,		Increase / (Decrease)
	2024	2023	$	%
Segment:
Healthcare	$190,098	$173,768	$16,330	9.4%
Education	122,753	110,694	12,059	10.9%
Commercial	58,803	62,297	(3,494)	(5.6)%
Total revenues	$371,654	$346,759	$24,895	7.2%

Capability:
Consulting and Managed Services	$218,339	$197,255	$21,084	10.7%
Digital	153,315	149,504	3,811	2.5%
Total revenues	$371,654	$346,759	$24,895	7.2%
Revenues increased $24.9 million, or 7.2%, to $371.7 million for the second quarter of 2024 from $346.8 million for the second quarter of 2023. The overall increase in revenues was driven by continued strength in demand for Healthcare's Consulting and Managed Services and Digital capabilities, as well as an increase in demand for Education's Consulting and Managed Services capability, reflecting our focus on accelerating growth in our healthcare and education industries. These increases in demand were partially offset by a decrease in demand for Commercial's Digital capability. Additional information on our revenues by segment follows.
•Healthcare revenues increased $16.3 million, or 9.4%, driven by continued strength in demand for our performance improvement, culture and organizational excellence, and strategy and innovation solutions within our Consulting and Managed Services capability, as well as an increase in demand for our technology and analytics services within our Digital capability. These increases in demand were partially offset by a decrease in demand for our financial advisory solutions within our Consulting and Managed Services capability. Revenues in the second quarter of 2024 included $0.3 million of incremental revenues from our acquisition of Roundtable Analytics completed in September 2023.
The number of revenue-generating professionals within our Healthcare segment grew 26.3% to 2,339 as of June 30, 2024, compared to 1,852 as of June 30, 2023.
•Education revenues increased $12.1 million, or 10.9%, and includes $6.8 million of incremental revenues from our acquisition of GG+A completed in March 2024. The increase in Education revenues was also driven by increases in demand for our strategy and operations solution within our Consulting and Managed Services capability and our software products within our Digital capability.
The number of revenue-generating professionals within our Education segment grew 10.6% to 1,243 as of June 30, 2024, compared to 1,124 as of June 30, 2023. Our acquisition of GG+A in March 2024 added approximately 70 revenue-generating professionals.
•Commercial revenues decreased $3.5 million, or 5.6%, primarily due to a decrease in demand for our technology and analytics services within our Digital capability, partially offset by an increase in demand for our financial advisory solutions within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Commercial segment grew 3.1% to 2,266 as of June 30, 2024, compared to 2,198 as of June 30, 2023.

Operating Expenses
Operating expenses for the second quarter of 2024 increased $6.4 million, or 2.0%, over the second quarter of 2023.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Three Months Ended June 30,				Increase / (Decrease)
	2024		2023
Direct costs	$248,605	66.9%	$235,198	67.8%	$13,407
Reimbursable expenses	9,427	2.5%	8,121	2.3%	1,306
Selling, general and administrative expenses	71,410	19.2%	64,642	18.6%	6,768
Other gains, net	(15,917)	(4.3)%	(623)	(0.1)%	(15,294)
Restructuring charges	2,056	0.6%	1,699	0.5%	357
Depreciation and amortization	6,033	1.6%	6,143	1.8%	(110)
Total operating expenses	$321,614	86.5%	$315,180	90.9%	$6,434
Direct Costs
Direct costs increased $13.4 million, or 5.7%, to $248.6 million for the second quarter of 2024 from $235.2 million for the second quarter of 2023. The $13.4 million increase primarily related to a $20.0 million increase in compensation costs for our revenue-generating professionals and a $1.1 million increase in technology costs, partially offset by a $6.5 million decrease in contractor expenses. The increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to a $20.7 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2024. As a percentage of revenues, direct costs decreased to 66.9% during the second quarter of 2024, compared to 67.8% during the second quarter of 2023. This decrease was primarily due to the decrease in contractor expenses; partially offset by an increase in compensation costs for our revenue-generating professionals, as a percentage of revenues.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $6.8 million, or 10.5%, to $71.4 million in the second quarter of 2024 from $64.6 million in the second quarter of 2023. The $6.8 million increase primarily related to a $5.1 million increase in non-payroll costs, driven by a $2.3 million increase in bad debt expense, a $1.5 million increase in software and data hosting expense, and a $1.7 million increase in compensation costs for our support personnel. The increase in compensation costs for our support personnel was primarily driven by a $3.1 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2024, partially offset by a $0.8 million decrease in performance bonus expense. As a percentage of revenues, selling, general and administrative expenses increased to 19.2% during the second quarter of 2024, compared to 18.6% during the second quarter of 2023, primarily attributable to an increase in bad debt expense, as a percentage of revenues.
Other Gains, Net
Other gains, net totaled $15.9 million in the second quarter of 2024 compared to $0.6 million in the second quarter of 2023. The $15.9 million of other gains, net in the second quarter of 2024 consisted of a pre-tax $15.0 million litigation settlement gain for a completed legal matter for which Huron was the plaintiff, as well as $0.9 million of remeasurement gains to decrease the fair value of our contingent consideration liabilities related to business combinations. The $0.6 million of other gains, net in the second quarter of 2023 primarily consisted of remeasurement gains to decrease the fair value of our contingent consideration liabilities related to business combinations.
See Note 10 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.

Restructuring Charges
Restructuring charges for the second quarter of 2024 were $2.1 million, compared to $1.7 million for the second quarter of 2023. In the second quarter of 2024, we exited the office space previously occupied by GG+A, which resulted in a $1.4 million non-cash impairment charge on the related right-of-use operating lease asset and fixed assets of that office space. Additionally, in the second quarter of 2024, we recognized $0.6 million of restructuring expense for rent and related expenses, net of sublease income, for previously vacated office spaces.
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
Depreciation and Amortization
Depreciation and amortization expense decreased $0.1 million, or 1.8%, to $6.0 million in the second quarter of 2024, compared to $6.1 million in the second quarter of 2023. The $0.1 million decrease in depreciation and amortization expense was primarily attributable to intangible assets acquired in business acquisitions that were fully amortized in prior periods and a decrease in amortization of intangible assets acquired in business acquisitions due to the accelerated basis of amortization in prior periods, partially offset by an an increase in amortization of intangible assets acquired in business acquisitions completed subsequent to the second quarter of 2023.
Operating Income and Operating Margin
Operating income increased $19.7 million, or 49.6%, to $59.4 million in the second quarter of 2024 from $39.7 million in the second quarter of 2023. Operating margin, which is defined as operating income expressed as a percentage of revenues was 16.0% for the three months ended June 30, 2024, compared to 11.5% for the three months ended June 30, 2023.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended June 30,				Increase / (Decrease)
	2024		2023
Healthcare	$55,246	29.1%	$49,151	28.3%	$6,095
Education	30,792	25.1%	27,397	24.8%	3,395
Commercial	9,015	15.3%	10,472	16.8%	(1,457)
Total segment operating income	$95,053		$87,020		$8,033
•Healthcare operating income increased $6.1 million, or 12.4%, primarily due to the increase in revenues and a decrease in contractor expenses; partially offset by increases in compensation costs for our revenue-generating professionals and bad debt expense. The increase in compensation costs for our revenue-generating professionals was primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2024, and an increase in performance bonus expense. Healthcare operating margin increased to 29.1% from 28.3% primarily due to the decrease in contractor expenses; partially offset by increases in compensation costs for our revenue-generating professionals and bad debt expense, as percentages of revenues.
•Education operating income increased $3.4 million, or 12.4%, primarily due to the increase in revenues; partially offset by increases in compensation costs for our revenue-generating professionals and support personnel. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2024, partially offset by a decrease in performance bonus expenses for our revenue-generating professionals. Education operating margin increased to 25.1% from 24.8% primarily driven by revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals and a decrease in contractor expenses; partially offset by an increase in compensation costs for our support personnel, as a percentage of revenue.
•Commercial operating income decreased $1.5 million, or 14%, primarily due to the decrease in revenues, partially offset by decreases in restructuring charges and contractor expenses. Commercial operating margin decreased to 15.3% from 16.8% primarily due to an increase in compensation costs for our revenue-generating professionals, as a percentage of revenues; partially offset by decreases in restructuring charges and contractor expenses, as percentages of revenues.
Other Income (Expense), Net
Interest expense, net of interest income increased $2.2 million to $8.0 million in the second quarter of 2024 from $5.8 million in the second quarter of 2023, which was primarily attributable to higher interest rates and higher levels of borrowing under our Amended Credit Facility during the second quarter of 2024 compared to the second quarter of 2023. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our Amended Credit Facility.
Other income, net decreased $0.4 million to $0.6 million in the second quarter of 2024 from $1.1 million in the second quarter of 2023. The decrease in other income, net includes a $0.9 million decrease in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability, partially offset by a $0.5 million increase in foreign currency transaction gains. During the second quarter of 2024 we recognized a $0.5 million gain for the market value of our deferred compensation investments compared to a $1.3 million gain recognized in the second quarter of 2023.
Income Tax Expense
For the three months ended June 30, 2024, our effective tax rate was 28.1% as we recognized income tax expense of $14.6 million on income of $52.1 million. The effective tax rate of 28.1% was less favorable than the statutory rate, inclusive of state income taxes, of 26.1%, primarily due to certain nondeductible expense items.
For the three months ended June 30, 2023, our effective tax rate was 29.4% as we recognized income tax expense of $10.3 million on income of $35.0 million. The effective tax rate of 29.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to certain nondeductible expense items, partially offset by a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability.
Net Income and Earnings per Share
Net income increased $12.8 million, or 51.7%, to $37.5 million for the three months ended June 30, 2024 from $24.7 million for the same period last year, driven by the $11.1 million litigation settlement gain, net of tax, recognized in the second quarter of 2024 related to a completed legal matter for which Huron was the plaintiff. Diluted earnings per share for the second quarter of 2024 increased to $2.03 from $1.27 for the second quarter of 2023, driven by the increase in net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan.
EBITDA and Adjusted EBITDA
EBITDA increased $19.2 million to $66.3 million for the second quarter of 2024 from $47.1 million for the second quarter of 2023. The increase in EBITDA was primarily attributable to the pre-tax $15.0 million litigation settlement gain recognized for a completed legal matter for which Huron was the plaintiff, as well as the increase in segment operating income.
Adjusted EBITDA increased $7.2 million to $55.7 million in the second quarter of 2024 from $48.5 million in the second quarter of 2023. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income, excluding the impact of segment restructuring charges.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $4.0 million, or 14.8%, to $30.9 million in the second quarter of 2024, compared to $27.0 million in the second quarter of 2023. As a result of the increase in adjusted net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, adjusted diluted earnings per share increased to $1.68 for the second quarter of 2024 compared to $1.38 for the second quarter of 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenues
Revenues by segment and capability for the six months ended June 30, 2024 and 2023 were as follows:

Revenues (in thousands)	Six Months Ended June 30,		Increase / (Decrease)
	2024	2023	$	%
Segment:
Healthcare	$370,840	$322,817	$48,023	14.9%
Education	234,336	214,841	19,495	9.1%
Commercial	122,439	126,996	(4,557)	(3.6)%
Total revenues	$727,615	$664,654	$62,961	9.5%

Capability:
Consulting and Managed Services	$419,898	$374,449	$45,449	12.1%
Digital	307,717	290,205	17,512	6.0%
Total revenues	$727,615	$664,654	$62,961	9.5%
Revenues increased $63.0 million, or 9.5%, to $727.6 million for the first six months of 2024 from $664.7 million for the first six months of 2023. The overall increase in revenues reflects continued strength in demand for both our Consulting and Managed Services capability and Digital capability within Healthcare and Education, and reflects our focus on accelerating growth in our healthcare and education industries. These increases in demand were partially offset by a decrease in demand for Commercial's Digital capability. Additional information on our revenues by segment follows.
•Healthcare revenues increased $48.0 million, or 14.9%, driven by continued strength in demand for our performance improvement, strategy and innovation and culture and organizational excellence solutions within our Consulting and Managed Services capability, as well as strengthened demand for our technology and analytics services within our Digital capability. These increases in demand were partially offset by a decrease in demand for our revenue cycle managed services solution within our Consulting and Managed services capability. Revenues in the first six months of 2024 included $0.5 million of incremental revenues from our acquisition of Roundtable Analytics completed in September 2023.
The number of revenue-generating professionals within our Healthcare segment grew 26.3% to 2,339 as of June 30, 2024, compared to 1,852 as of June 30, 2023.
•Education revenues increased $19.5 million, or 9.1%, and includes $8.1 million of incremental revenues from our acquisition of GG+A completed in March 2024. The increase in Education revenues was also driven by increases in demand for our strategy and operations solutions within our Consulting and Managed Services capability and our software products and technology and analytics services within our Digital capability.
The number of revenue-generating professionals within our Education segment grew 10.6% to 1,243 as of June 30, 2024, compared to 1,124 as of June 30, 2023. Our acquisition of GG+A in March 2024 added approximately 70 revenue-generating professionals.
•Commercial revenues decreased $4.6 million, or 3.6%, primarily due to decreases in demand for our technology and analytics services within our Digital capability and our strategy and innovation solution within our Consulting and Managed Services capability, partially offset by an increase in demand for our financial advisory solutions within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Commercial segment grew 3.1% to 2,266 as of June 30, 2024, compared to 2,198 as of June 30, 2023.

Operating Expenses
Operating expenses for the first six months of 2024 increased $41.9 million, or 6.7%, over the first six months of 2023.
Operating expenses and operating expenses as a percentage of revenues were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues)	Six Months Ended June 30,				Increase / (Decrease)
	2024		2023
Direct costs	$501,908	69.0%	$463,581	69.7%	$38,327
Reimbursable expenses	17,011	2.3%	16,745	2.5%	266
Selling, general and administrative expenses	144,110	19.8%	126,496	19.0%	17,614
Other gains, net	(14,349)	(2.0)%	(188)	—%	(14,161)
Restructuring charges	4,393	0.6%	3,983	0.6%	410
Depreciation and amortization	12,005	1.6%	12,517	2.0%	(512)
Total operating expenses	$665,078	91.4%	$623,134	93.8%	$41,944
Direct Costs
Direct costs increased $38.3 million, or 8.3%, to $501.9 million for the first six months of 2024 from $463.6 million for the first six months of 2023. The $38.3 million increase primarily related to a $43.5 million increase in compensation costs for our revenue-generating professionals and a $2.2 million increase in technology costs, partially offset by a $5.9 million decrease in contractor expenses. The $43.5 million increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to a $41.2 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2024, a $1.8 million increase in performance bonus expense, and a $1.7 million increase in share-based compensation expense; partially offset by a $1.2 million decrease in signing, retention and other bonus expense. As a percentage of revenues, direct costs decreased to 69.0% during the first six months of 2024, compared to 69.7% during the first six months of 2023, primarily attributable to the decrease in contractor expenses.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $17.6 million, or 13.9%, to $144.1 million in the first six months of 2024 from $126.5 million in the first six months of 2023. The $17.6 million increase primarily related to a $12.7 million increase in non-payroll costs, driven by a $4.0 million increase in legal expenses, a $3.2 million increase in practice administration and meetings expenses, a $2.3 million increase in bad debt expense, and a $2.1 million increase in software and data hosting expenses. The increase in legal expenses is driven by professional fees for a completed legal matter for which Huron was the plaintiff as well as professional fees for acquisition activity. Additionally, selling, general and administrative expenses increased $5.0 million due to an increase in compensation costs for our support personnel driven by a $6.9 increase in salaries and related expenses, partially offset by a $1.4 million decrease in performance bonus expense. As a percentage of revenues, selling, general and administrative expenses increased to 19.8% during the first six months of 2024, compared to 19.0% during the first six months of 2023. This increase was primarily attributable to increases in legal expenses and practice administration and meetings expenses, as percentages of revenues.
Other Gains, Net
Other gains, net totaled $14.3 million in the first six months of 2024 and $0.2 million in the first six months of 2023. The $14.3 million of other gains, net in the first six months of 2024 primarily consisted of a pre-tax $15.0 million litigation settlement gain for a completed legal matter for which Huron was the plaintiff. The $0.2 million of other gains, net in the first six months of 2023 primarily consisted of remeasurement gains to decrease the fair value of our contingent consideration liabilities related to business combinations.
See Note 10 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.

Restructuring Charges
Restructuring charges for the first six months of 2024 were $4.4 million, compared to $4.0 million for the first six months of 2023. In the second quarter of 2024, we exited the office space previously occupied by GG+A, which resulted in a $1.4 million non-cash impairment charge on the related right-of-use operating lease asset and fixed assets of that office space. Additionally, in the first six months of 2024, we recognized $1.1 million of rent and related expenses, net of sublease income, for previously vacated office spaces; $1.0 million of severance-related expenses; and $0.8 million related to non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces.
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
Depreciation and Amortization
Depreciation and amortization expense decreased $0.5 million, or 4.1%, to $12.0 million for the first six months of 2024, compared to $12.5 million for first six months of 2023. The $0.5 million decrease in depreciation and amortization expense was primarily attributable to intangible assets acquired in business acquisitions that were fully amortized in prior periods and a decrease in the amortization of intangible assets acquired in business acquisitions due to the accelerated basis of amortization in prior periods, partially offset by an an increase in amortization of intangible assets acquired in business acquisitions completed subsequent to the second quarter of 2023.
Operating Income and Operating Margin
Operating income increased $21.2 million to $79.3 million in the first six months of 2024 from $58.2 million in the first six months of 2023. Operating margin, which is defined as operating income expressed as a percentage of revenues, increased to 10.9% for the first six months of 2024, compared to 8.7% for the first six months of 2023.
Operating income and operating margin for each of our segments is as follows. See the Segment and Consolidated Operating Results table above for a reconciliation of our total segment operating income to consolidated Huron operating income.

Segment Operating Income (in thousands, except operating margin percentages)	Six Months Ended June 30,				Increase / (Decrease)
	2024		2023
Healthcare	$97,940	26.4%	$81,406	25.2%	$16,534
Education	52,748	22.5%	50,562	23.5%	2,186
Commercial	23,054	18.8%	24,539	19.3%	(1,485)
Total segment operating income	$173,742		$156,507		$17,235
•Healthcare operating income increased $16.5 million, or 20.3%, primarily due to the increase in revenues and a decrease in contractor expenses; partially offset by increases in compensation costs for our revenue-generating professionals, practice administration and meetings expenses, bad debt expense, technology costs, and compensation costs for our support personnel. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2024, as well as increases in performance bonus expense and share-based compensation expense for our revenue-generating professionals. Healthcare operating margin increased to 26.4% from 25.2% primarily due to the decrease in contractor expenses; partially offset by increases in practice administration and meetings expenses and bad debt expense, as percentages of revenues.
•Education operating income increased $2.2 million, or 4.3%, primarily due to the increase in revenues as well as a decrease in contractor expenses; partially offset by increases in compensation costs for our revenue-generating professionals and support personnel and technology costs. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2024; partially offset by a decrease in performance bonus expense for our revenue-generating professionals. Education operating margin decreased to 22.5% from 23.5% primarily driven by increases in compensation costs for our revenue-generating professionals and support personnel, as percentages of revenues; partially offset by the decrease in contractor expenses.
•Commercial operating income decreased $1.5 million, or 6.1%, primarily due to the decrease in revenues, partially offset by decreases in restructuring charges and compensation costs for our revenue-generating professionals. The decrease in compensation costs for our revenue-generating professionals was primarily driven by a decrease in performance bonus expense. Commercial operating margin decreased to 18.8% from 19.3% primarily driven by an increase in compensation costs for our revenue-generating professionals, as a percentage of revenues; partially offset by a decrease in restructuring charges, as a percentage of revenues.

Other Income (Expense), Net
Interest expense, net of interest income increased $3.0 million to $13.1 million in the first six months of 2024 from $10.1 million in the first six months of 2023, which was primarily attributable to higher interest rates and higher levels of borrowing under our Amended Credit Facility during the first six months of 2024 compared to the first six months of 2023. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income, net increased $0.6 million to $3.4 million in the first six months of 2024 from $2.8 million in the first six months of 2023. The increase in other income, net was primarily attributable to a $1.0 million increase in foreign currency transaction gains, partially offset by a $0.3 million decrease in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability. During the first six months of 2024, we recognized a $2.8 million gain for the market value of our deferred compensation investments compared to a $3.1 million gain recognized in the first six months of 2023.
Income Tax Expense
For the six months ended June 30, 2024, our effective tax rate was 20.3% as we recognized income tax expense of $14.2 million on income of $69.7 million. The effective tax rate of 20.3% was more favorable than the statutory rate, inclusive of state income taxes, of 26.1%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2024 and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability. These favorable items were partially offset by certain nondeductible expense items.
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
Net Income from Continuing Operations and Earnings per Share
Net income increased $17.4 million, or 45.5%, to $55.5 million for the six months ended June 30, 2024 from $38.1 million for the same period last year. Net income for the first six months of 2024 includes the $11.1 million litigation settlement gain, net of tax, recognized in the second quarter of 2024 related to a completed legal matter for which Huron was the plaintiff. Diluted earnings per share for the six months ended June 30, 2024 increased to $2.96 compared to $1.95 for the six months ended June 30, 2023, driven by the increase in net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan.
EBITDA and Adjusted EBITDA
EBITDA increased $21.4 million to $95.2 million for the six months ended June 30, 2024 from $73.8 million for the six months ended June 30, 2023. The increase in EBITDA was primarily attributable to the increase in segment operating income, as well as the pre-tax $15.0 million litigation settlement gain recognized for a completed legal matter for which Huron was the plaintiff; partially offset by the increase in corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability.
Adjusted EBITDA increased $11.5 million to $89.5 million in the first six months of 2024 from $78.0 million in the first six months of 2023. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income, excluding the impact of segment restructuring charges; partially offset by the increase in corporate expenses, excluding the impacts of the change in the market value of our deferred compensation liability, corporate restructuring charges and transaction-related expenses.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income increased $10.2 million, or 23.2%, to $54.2 million in the first six months of 2024 compared to $44.0 million in the first six months of 2023. Adjusted diluted earnings per share increased to $2.89 for the six months ended June 30, 2024, compared to $2.25 for the six months ended June 30, 2023, driven by the increase in adjusted net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $17.6 million and $12.1 million at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Six Months Ended June 30,
Cash Flows (in thousands):	2024	2023
Net cash used in operating activities	$(23,503)	$(13,880)
Net cash used in investing activities	(39,677)	(15,763)
Net cash provided by financing activities	68,726	34,333
Effect of exchange rate changes on cash	(49)	59
Net increase in cash and cash equivalents	$5,497	$4,749
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
Net cash used in operating activities increased by $9.6 million to $23.5 million for the six months ended June 30, 2024 from $13.9 million for the six months ended June 30, 2023. The increase in net cash used in operating activities was primarily related to an increase in the amount paid for annual performance bonuses in the first quarter of 2024 compared to the first quarter of 2023, as well as increases in payments for salaries and related expenses for our revenue-generating professionals and selling, general and administrative expenses; partially offset by an increase in cash collections in the first six months of 2024 compared to the same prior year period.
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
Net cash used in investing activities was $39.7 million for the six months ended June 30, 2024, which primarily consisted of $20.8 million for the purchases of businesses; $14.1 million for payments related to internally developed software to advance our Healthcare and Education software products; $3.7 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; and $1.4 million for contributions to our life insurance policies.
Net cash used in investing activities was $15.8 million for the six months ended June 30, 2023, which primarily consisted of $13.0 million for payments related to internally developed software to advance our Healthcare and Education software products; $3.7 million for purchases of property and equipment, primarily related to purchases of computers and related equipment; and $2.2 million for contributions to our life insurance polices. These uses of cash for investing activities were partially offset by $3.0 million of cash received for distributions from our life insurance policies that are used to fund our deferred compensation liability.

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

Net cash provided by financing activities was $68.7 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, we borrowed $618.5 million and made repayments on our borrowings of $430.9 million. The borrowings and repayments during the first three months of 2024 include the $275.0 million Term Loan proceeds which were used to repay borrowings under the Revolver. The net borrowings of $187.6 million were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2024. Additionally, during the first six months of 2024, we paid $97.3 million for the settlement of share repurchases and we reacquired $21.1 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made payments of $1.4 million for debt issuance costs related to the Term Loan. These uses of cash for financing activities were partially offset by $1.2 million of cash received from stock option exercises in the first six months of 2024.
Net cash provided by financing activities was $34.3 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, we borrowed $230.0 million primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2023, and made repayments on our borrowings of $125.0 million. Additionally, during the first six months of 2023, we paid $60.4 million for the settlement of share repurchases and we reacquired $9.7 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made deferred acquisition payments of $1.5 million to the sellers of certain businesses we acquired. These payments were primarily the result of achieving specified financial performance targets in accordance with the related purchase agreements.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021.The share repurchase program has been subsequently extended and increased, most recently in the second quarter of 2024. The current authorization extends the share repurchase program through December 31, 2025 with a repurchase amount of $500 million, of which $89.9 million remains available as of June 30, 2024. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Financing Arrangements
At June 30, 2024, we had $511.6 million outstanding under our Amended Credit Agreement, as discussed below.
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
Fees and interest on borrowings under the Amended Credit Agreement vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, these borrowings will bear interest at one, three or six month Term SOFR or, in the case of the Revolver, an alternate base rate, in each case plus the applicable margin. The applicable margin for borrowings under the Revolver will fluctuate between 1.125% per annum and 1.875% per annum, in the case of Term SOFR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time. The applicable margin for the outstanding principal under the Term Loan will range between 1.625% per annum and 2.375% per annum based upon our Consolidated Leverage Ratio at such time. The fees and interest are subject to further adjustment based upon the Company's performance against specified key performance indicators related to certain environmental, social and governance goals of the Company. Based upon the performance of the Company against those key performance indicators in each Reference Year (as defined in the Amended Credit Agreement), certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees will be made. These annual adjustments will not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At June 30, 2024 and December 31, 2023, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of June 30, 2024 was 2.24 to 1.00, compared to 1.59 to 1.00 as of December 31, 2023. Our Consolidated Interest Coverage Ratio as of June 30, 2024 was 10.55 to 1.00, compared to 10.85 to 1.00 as of December 31, 2023.
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
Borrowings outstanding under the Amended Credit Agreement at June 30, 2024 and December 31, 2023 totaled $511.6 million and $324.0 million, respectively. Of the $511.6 million outstanding as of June 30, 2024, $240.0 million was outstanding under the Revolver and $271.6 million was outstanding under the Term Loan. There were no borrowings outstanding under the Term Loan at December 31, 2023. These borrowings carried a weighted average interest rate of 5.2% at June 30, 2024 and 4.2% at December 31, 2023, including the impact of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements.
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At June 30, 2024, we had outstanding letters of credit totaling $0.6 million, which are used as security deposits for our office facilities. As of June 30, 2024, the unused borrowing capacity under the Revolver was $359.4 million.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies and estimates are those policies and estimates that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies and estimates are important, we believe that there are five accounting policies and estimates that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies during the six months ended June 30, 2024.
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
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our senior secured credit facility. At our option, these borrowings bear interest at one, three or six month Term SOFR or, in the case of the Revolver, an alternate base rate. At June 30, 2024, we had borrowings outstanding under the credit facility totaling $511.6 million that carried a weighted average interest rate of 5.2%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $2.1 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2023, we had borrowings outstanding under the credit facility totaling $324.0 million that carried a weighted average interest rate of 4.2% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $0.7 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of June 30, 2024 and December 31, 2023, the aggregate notional amount of our forward interest rate swap agreements was $300.0 million and $250.0 million, respectively. The outstanding interest rate swap agreements as of June 30, 2024 are scheduled to mature on a staggered basis through January 31, 2029.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates between the U.S. Dollar (USD) and the Indian Rupee (INR) related to our operations in India. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses by entering into non-deliverable foreign exchange forward contracts. As of June 30, 2024 and December 31, 2023, the aggregate notional amounts of these contracts were INR 629.2 million, or $7.5 million, and INR 1,375.7 million, or $16.6 million, respectively, based on the exchange rates in effect as of each period end. The outstanding foreign exchange forward contracts as of June 30, 2024 are scheduled to mature monthly through April 30, 2025.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign currency exchange rate hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the foreign currency exchange rate between the USD and INR would have an immaterial impact on the fair value of our hedge instruments as of June 30, 2024 and December 31, 2023.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of June 30, 2024, the fair value of the investment was $57.6 million, with a total cost basis of $40.9 million. At December 31, 2023, the fair value of the investment was $68.0 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in a privately-held hospital-at-home company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. As of June 30, 2024 and December 31, 2023, the carrying value of the investment was $7.4 million with a total cost basis of $5.0 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2024, we reacquired 1,627 shares of common stock with a weighted average fair market value of $93.88 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the second quarter of 2024. The current authorization extends the share repurchase program through December 31, 2025 with a repurchase amount of $500 million, of which $89.9 million remains available as of June 30, 2024.The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended June 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
April 1, 2024 - April 30, 2024	154,762	$94.73	153,135	$9,474,528
May 1, 2024 - May 31, 2024	223,358	$87.39	223,358	$89,948,343
June 1, 2024 - June 30, 2024	—	$—	—	$89,948,343
Total	378,120	$90.40	376,493
(1)The number of shares repurchased included 1,627 shares in April 2024 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and/or directors during the second quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Rule 10b5-1 Trading Plan Action	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Shares to be Sold
H. Eugene Lockhart - Director	Adoption	5/9/2024	7/31/2025	25,000
James Roth - Vice Chairman of the Board	Adoption	5/18/2024	4/1/2025	43,030
Debra Zumwalt - Director	Adoption	5/21/2024	4/30/2025	886

During the second quarter of 2024, none of our executive officers or directors terminated contracts, instructions or written plans for the sale or purchase of our securities intended to satisfy the affirmative defense condition of Rule 10b5-1(c) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amendment to Huron Consulting Group Inc.'s Restated Certificate of Incorporation, effective May 3, 2024.			DEF 14A		Appendix A	3/22/2024
10.1*	Amendment to Huron Consulting Group Inc.'s Amended and Restated Stock Ownership Participation Plan, effective May 3, 2024.			DEF 14A		Appendix B	3/22/2024
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	July 30, 2024	/s/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer