Form 10-Q
period 2024-09-30
Huron Consulting Group Inc.
filed 2024-10-29
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of October 22, 2024, 17,740,913 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$18,497	$12,149
Receivables from clients, net of allowances of $15,707 and $17,284, respectively	204,894	162,566
Unbilled services, net of allowances of $3,064 and $5,984, respectively	177,437	190,869
Income tax receivable	9,192	6,385
Prepaid expenses and other current assets	27,789	28,491
Total current assets	437,809	400,460
Property and equipment, net	21,682	23,728
Deferred income taxes, net	2,408	2,288
Long-term investments	64,319	75,414
Operating lease right-of-use assets	21,026	24,131
Other non-current assets	111,448	92,336
Intangible assets, net	22,547	18,074
Goodwill	647,541	625,711
Total assets	$1,328,780	$1,262,142
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,151	$10,074
Accrued expenses and other current liabilities	26,490	33,087
Accrued payroll and related benefits	183,182	225,921
Current maturities of long-term debt	13,750	—
Current maturities of operating lease liabilities	11,990	11,032
Deferred revenues	27,703	22,461
Total current liabilities	271,266	302,575
Non-current liabilities:
Deferred compensation and other liabilities	44,322	35,665
Long-term debt, net of current portion	428,204	324,000
Operating lease liabilities, net of current portion	33,442	38,850
Deferred income taxes, net	28,774	28,160
Total non-current liabilities	534,742	426,675
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 20,793,202 and 21,316,441 shares issued, respectively	207	212
Treasury stock, at cost, 3,062,689 and 2,852,296 shares, respectively	(159,717)	(142,136)
Additional paid-in capital	174,872	236,962
Retained earnings	497,664	415,027
Accumulated other comprehensive income	9,746	22,827
Total stockholders’ equity	522,772	532,892
Total liabilities and stockholders’ equity	$1,328,780	$1,262,142
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Revenues before reimbursable expenses	$370,049	$358,178	$1,097,664	$1,022,832
Reimbursable expenses	8,040	9,288	24,827	25,918
Total revenues	378,089	367,466	1,122,491	1,048,750
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	247,849	244,774	749,757	708,355
Reimbursable expenses	8,135	9,497	25,146	26,242
Selling, general and administrative expenses	70,375	64,361	214,485	190,857
Other gains, net	(173)	(14)	(14,522)	(202)
Restructuring charges	3,137	5,402	7,530	9,385
Depreciation and amortization	6,321	6,104	18,326	18,621
Total operating expenses	335,644	330,124	1,000,722	953,258
Operating income	42,445	37,342	121,769	95,492
Other income (expense), net:
Interest expense, net of interest income	(6,800)	(5,047)	(19,894)	(15,146)
Other income (expense), net	1,936	(1,000)	5,361	1,781
Total other expense, net	(4,864)	(6,047)	(14,533)	(13,365)
Income before taxes	37,581	31,295	107,236	82,127
Income tax expense	10,432	9,779	24,599	22,480
Net income	$27,149	$21,516	$82,637	$59,647
Earnings per share:
Net income per basic share	$1.53	$1.15	$4.61	$3.15
Net income per diluted share	$1.47	$1.10	$4.43	$3.05
Weighted average shares used in calculating earnings per share:
Basic	17,754	18,770	17,945	18,941
Diluted	18,471	19,475	18,672	19,578
Comprehensive income (loss):
Net income	$27,149	$21,516	$82,637	$59,647
Foreign currency translation adjustments, net of tax	900	(662)	(103)	(283)
Unrealized gain (loss) on investment, net of tax	(443)	(1,350)	(8,208)	3,076
Unrealized loss on cash flow hedging instruments, net of tax	(4,716)	(368)	(4,770)	(234)
Other comprehensive income (loss)	(4,259)	(2,380)	(13,081)	2,559
Comprehensive income	$22,890	$19,136	$69,556	$62,206
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	20,834,133	$208	(3,114,873)	$(159,537)	$175,387	$470,515	$14,005	$500,578
Comprehensive income (loss)						27,149	(4,259)	22,890
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	13,692	—	2,837	198	(198)			—
Exercise of stock options	6,987	—			419			419
Share-based compensation					6,605			6,605
Shares redeemed for employee tax withholdings			(3,814)	(378)				(378)
Share repurchases	(66,354)	(1)			(7,341)			(7,342)
Balance at September 30, 2024	20,788,458	$207	(3,115,850)	$(159,717)	$174,872	$497,664	$9,746	$522,772

Balance at June 30, 2023	21,732,924	$218	(2,969,196)	$(141,407)	$279,070	$390,679	$23,058	$551,618
Comprehensive income (loss)						21,516	(2,380)	19,136
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	16,511	—	385	—	—			—
Exercise of stock options	16,337	—			1,646			1,646
Share-based compensation					10,063			10,063
Shares redeemed for employee tax withholdings			(3,820)	(322)				(322)
Share repurchases	(290,288)	(3)			(28,784)			(28,787)
Balance at September 30, 2023	21,475,484	$215	(2,972,631)	$(141,729)	$261,995	$412,195	$20,678	$553,354

	Nine Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	21,175,554	$212	(2,975,321)	$(142,136)	$236,962	$415,027	$22,827	$532,892
Comprehensive income (loss)						82,637	(13,081)	69,556
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	564,130	5	77,657	3,877	(3,882)			—
Exercise of stock options	29,406	—			1,634			1,634
Purchase of business	86,913	1			8,639			8,640
Share-based compensation					35,422			35,422
Shares redeemed for employee tax withholdings			(218,186)	(21,458)				(21,458)
Other capital contributions					113			113
Share repurchases	(1,067,545)	(11)			(104,016)			(104,027)
Balance at September 30, 2024	20,788,458	$207	(3,115,850)	$(159,717)	$174,872	$497,664	$9,746	$522,772

Balance at December 31, 2022	22,231,593	$223	(2,953,147)	$(137,556)	$318,706	$352,548	$18,119	$552,040
Comprehensive income						59,647	2,559	62,206
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	322,775	3	122,220	5,877	(5,880)			—
Exercise of stock options	21,609	—			987			987
Purchase of business	16,337	—			1,646			1,646
Share-based compensation					34,958			34,958
Shares redeemed for employee tax withholdings			(141,704)	(10,050)				(10,050)
Share repurchases	(1,116,830)	(11)			(88,422)			(88,433)
Balance at September 30, 2023	21,475,484	$215	(2,972,631)	$(141,729)	$261,995	$412,195	$20,678	$553,354
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$82,637	$59,647
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	18,326	18,653
Non-cash lease expense	4,486	4,840
Lease-related impairment charges	3,513	5,584
Share-based compensation	33,963	35,398
Amortization of debt discount and issuance costs	793	577
Allowances for doubtful accounts	3,062	53
Deferred income taxes	5,037	890
Gain on sale of property and equipment	(101)	(61)
Change in fair value of contingent consideration liabilities	(589)	(251)
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients, net	(44,739)	(18,508)
(Increase) decrease in unbilled services, net	13,770	(51,092)
(Increase) decrease in current income tax receivable / payable, net	(3,114)	(4,365)
(Increase) decrease in other assets	(8,412)	(6,243)
Increase (decrease) in accounts payable and other liabilities	(6,994)	(5,361)
Increase (decrease) in accrued payroll and related benefits	(41,385)	10,805
Increase (decrease) in deferred revenues	1,451	4,328
Net cash provided by operating activities	61,704	54,894
Cash flows from investing activities:
Purchases of property and equipment	(6,028)	(5,147)
Investments in life insurance policies	(2,166)	(2,601)
Distributions from life insurance policies	—	2,956
Purchases of businesses	(20,769)	(1,613)
Capitalization of internally developed software costs	(19,341)	(19,610)
Proceeds from note receivable	154	154
Proceeds from sale of property and equipment	102	62
Net cash used in investing activities	(48,048)	(25,799)
Cash flows from financing activities:
Proceeds from exercises of stock options	1,634	987
Shares redeemed for employee tax withholdings	(21,458)	(10,050)
Share repurchases	(104,553)	(88,897)
Proceeds from bank borrowings	682,500	292,000
Repayments of bank borrowings	(563,375)	(224,000)
Payments for debt issuance costs	(1,446)	(58)
Deferred payments on business acquisition	(617)	(1,500)
Net cash used in financing activities	(7,315)	(31,518)
Effect of exchange rate changes on cash	7	(13)
Net increase (decrease) in cash and cash equivalents	6,348	(2,436)
Cash and cash equivalents at beginning of the period	12,149	11,834
Cash and cash equivalents at end of the period	$18,497	$9,398
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$4,194	$5,308
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,171	$2,320
Common stock issued related to purchase of business	$8,640	$1,646
Contingent consideration accrued related to purchases of businesses	$36	$374
Excise tax on net share repurchases included in current liabilities	$502	$643
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2024 and 2023. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
In the second quarter of 2024, we revised the presentation of our consolidated statement of operations and other comprehensive income (loss) to separately present other gains, net previously presented within selling, general and administrative expenses. The change in presentation had no effect on our consolidated results, and our historical consolidated statements of operations and other comprehensive income (loss) were revised for consistent presentation.
In the third quarter of 2024, we revised the line item descriptions of revenues to rename revenues as revenues before reimbursable expenses and to rename total revenues and reimbursable expenses as total revenues. The change in line item description has no impact on the line item totals for any periods presented.
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
4. Goodwill and Intangible Assets
Goodwill
The table below sets forth the changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2024.

	Healthcare	Education	Commercial	Total
Balance as of December 31, 2023:
Goodwill	$644,983	$123,652	$312,968	$1,081,603
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2023	$454,959	$122,235	$48,517	$625,711
Goodwill recorded in connection with business acquisitions	—	21,677	76	21,753
Foreign currency translation	—	77	—	77
Goodwill, net as of September 30, 2024	$454,959	$143,989	$48,593	$647,541
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
The acquisitions of Vlamis and GG+A are not significant to our consolidated financial statements individually or in the aggregate as of and for the three and nine months ended September 30, 2024. These acquisitions were accounted for using the acquisition method of accounting. Contract assets and contract liabilities are recorded at their carrying value under Topic 606: Revenue from Contracts with Customers. We finalized the measurement of assets acquired, including goodwill, and liabilities assumed in the acquisitions of Vlamis and GG+A in the first and second quarters of 2024, respectively.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Intangible Assets
Intangible assets as of September 30, 2024 and December 31, 2023 consisted of the following:

		As of September 30, 2024		As of December 31, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	5 to 10	$26,661	$9,022	$60,636	$48,928
Technology and software	2 to 5	16,230	12,127	16,230	10,195
Trade names	6	6,000	6,000	6,000	6,000
Non-competition agreements	3 to 5	950	545	720	389
Customer contracts	1 to 4	702	302	—	—
Total		$50,543	$27,996	$83,586	$65,512
Identifiable intangible assets with finite lives are amortized over their estimated useful lives using either an accelerated or straight-line basis to correspond to the cash flows expected to be derived from the assets.
Intangible asset amortization expense was $1.6 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively; and $4.9 million and $6.2 million for the nine months ended September 30, 2024 and 2023, respectively. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of September 30, 2024.

Year Ending December 31,	Estimated Amortization Expense
2024	$6,518
2025	$6,719
2026	$4,974
2027	$3,582
2028	$2,626
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Revenues
For the three months ended September 30, 2024 and 2023, we recognized total revenues of $378.1 million and $367.5 million, respectively. Of the $378.1 million total revenues recognized in the third quarter of 2024, we recognized $10.9 million from obligations satisfied, or partially satisfied, in prior periods, of which $9.1 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.8 million was due to the release of allowances on receivables from clients and unbilled services. Of the $367.5 million total revenues recognized in the third quarter of 2023, we recognized $9.6 million from obligations satisfied, or partially satisfied, in prior periods, of which $7.1 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $2.5 million was due to the release of allowances on receivables from clients and unbilled services.
For the nine months ended September 30, 2024 and 2023, we recognized total revenues of $1.12 billion and $1.05 billion, respectively. Of the $1.12 billion total revenues recognized in the first nine months of 2024, we recognized $22.4 million from obligations satisfied, or partially satisfied, in prior periods, of which $19.1 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.3 million was due to the release of allowances on receivables from clients and unbilled services. Of the $1.05 billion total revenues recognized in the first nine months of 2023, we recognized $10.4 million from obligations satisfied, or partially satisfied, in prior periods, of which $9.1 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.3 million was due to the release of allowances on receivables from clients and unbilled services.
As of September 30, 2024, we had $186.1 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $186.1 million of performance obligations, we expect to recognize $26.0 million as revenue in 2024, $75.2 million in

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
2025, and the remaining $84.9 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset, net balance as of September 30, 2024 and December 31, 2023 was $55.4 million and $70.1 million, respectively. The $14.7 million decrease primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of September 30, 2024 and December 31, 2023 was $27.7 million and $22.5 million, respectively. The $5.2 million increase reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and nine months ended September 30, 2024, $1.7 million and $21.3 million of revenues recognized were included in the deferred revenue balance as of December 31, 2023, respectively.
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
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$27,149	$21,516	$82,637	$59,647

Weighted average common shares outstanding – basic	17,754	18,770	17,945	18,941
Weighted average common stock equivalents	717	705	727	637
Weighted average common shares outstanding – diluted	18,471	19,475	18,672	19,578

Net income per basic share	$1.53	$1.15	$4.61	$3.15
Net income per diluted share	$1.47	$1.10	$4.43	$3.05
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above for the nine months ended September 30, 2024 and both the three and nine months ended September 30, 2023 was less than 0.1 million shares. There were no anti-dilutive securities for the three months ended September 30, 2024.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
In the three and nine months ended September 30, 2024, we repurchased and retired 66,354 and 1,067,545 shares for $7.3 million and $104.0 million, respectively, which includes a $0.1 million and $0.5 million accrual for excise taxes on the net share repurchases, respectively. Additionally, in the first quarter of 2024, we settled the repurchase of 10,000 shares for $1.0 million which were accrued as of December 31, 2023.
In the three and nine months ended September 30, 2023, we repurchased and retired 290,288 and 1,116,830 shares for $28.8 million and $88.4 million, respectively, which includes a $0.3 million and $0.6 million accrual for excise taxes on the net share repurchases, respectively. Additionally, in the first quarter of 2023, we settled the repurchase of 15,200 shares for $1.1 million which were accrued as of December 31, 2022.
As of September 30, 2024, $82.7 million remained available for share repurchases under our share repurchase program.
7. Financing Arrangements
The Company has a $600 million senior secured revolving credit facility (the “Revolver”) and a $275 million senior secured term loan facility (the “Term Loan”), subject to the terms of the Third Amended and Restated Credit Agreement dated as of November 15, 2022 (as amended, the “Amended Credit Agreement”), both of which fully mature on November 15, 2027. The Term Loan was established in February 2024 with the execution of Amendment No. 2 to the Third Amended and Restated Credit Agreement. The Term Loan is subject to scheduled quarterly amortization payments of $3.4 million which began June 30, 2024 and continue through the maturity date of November 15, 2027, at which time the outstanding principal balance and all accrued interest will be due.
As of September 30, 2024, we had total borrowings outstanding under our Amended Credit Agreement of $443.1 million, consisting of $175.0 million outstanding under the Revolver and $268.1 million outstanding under the Term Loan. A summary of the scheduled maturities of those borrowings follows:

Scheduled Maturities of Long-Term Debt
2024	$3,438
2025	$13,750
2026	$13,750
2027	$412,187
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
Fees and interest on borrowings under the Amended Credit Agreement vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, these borrowings will bear interest at one, three or six month Term SOFR or, in the case of the Revolver, an alternate base rate, in each case plus the applicable margin. The applicable margin for borrowings under the Revolver will fluctuate between 1.125% per annum and 1.875% per annum, in the case of Term SOFR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time. The applicable margin for the outstanding principal under the Term Loan will range between 1.625% per annum and 2.375% per annum based upon our Consolidated Leverage Ratio at such time. The fees and interest are subject to further adjustment based upon the Company's performance against specified key performance indicators related to certain environmental, social and/or governance goals of the Company. Based upon the performance of the Company against those key performance indicators in each Reference Year (as defined in the Amended Credit Agreement), certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees will be made. These annual adjustments will not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At September 30, 2024, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 1.91 to 1.00 and a Consolidated Interest Coverage Ratio of 9.90 to 1.00.
A summary of the carrying amounts of our debt follows:

	September 30, 2024	December 31, 2023
Revolver	$175,000	$324,000
Term Loan	268,125	—
Unamortized debt issuance costs - Term Loan[1]	(1,171)	—
Total long-term debt	441,954	324,000
Current maturities of long-term debt	(13,750)	—
Long-term debt, net of current portion	$428,204	$324,000
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
Borrowings outstanding under the Amended Credit Agreement as of September 30, 2024 and December 31, 2023 carried a weighted average interest rate of 4.9% and 4.2%, respectively, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity.”
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At September 30, 2024, we had outstanding letters of credit totaling $0.6 million, which are used as security deposits for our office facilities. As of September 30, 2024, the unused borrowing capacity under the Revolver was $424.4 million.
8. Restructuring Charges
Restructuring charges for the three and nine months ended September 30, 2024 were $3.1 million and $7.5 million, respectively. The $3.1 million restructuring charges recognized in the third quarter of 2024 included $1.3 million of severance-related expenses; a $1.2 million non-cash impairment charge on the right-of-use operating lease asset and fixed assets for a portion of our New York, New York office space that we exited during the third quarter of 2024; and $0.6 million of rent and related expenses, net of sublease income, for previously vacated office spaces. The $7.5 million restructuring charges recognized in the first nine months of 2024 included $2.3 million of severance-related expenses; $1.7 million of rent and related expenses, net of sublease income, for previously vacated office spaces; a $1.4 million non-cash lease impairment charge on the right-of-use operating lease asset and fixed assets of office space previously occupied by GG+A; a

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
$1.2 million non-cash impairment charge on the right-of-use operating lease asset and fixed assets for a portion of our office space in New York, New York that we exited during the third quarter of 2024; and $0.8 million related to non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces.
Restructuring charges for the three and nine months ended September 30, 2023 were $5.4 million and $9.4 million. The $5.4 million of restructuring charges recognized in the third quarter of 2023 included a $3.5 million non-cash impairment charge on the right-of-use operating lease asset and fixed assets for our office space in Lexington, Massachusetts that we exited during the third quarter of 2023; $1.2 million of severance-related expenses; and $0.7 million of rent and related expenses, net of sublease income, for previously vacated office spaces. The $9.4 million of restructuring charges incurred in the first nine months of 2023 included $3.5 million and $1.9 million of non-cash impairment charges on the right-of-use operating lease assets and fixed assets for our office spaces in Lexington, Massachusetts and Hillsboro, Oregon, respectively, which we exited in the first nine months of 2023; $2.2 million of severance-related expenses; $1.3 million of rent and related expenses, net of sublease income, for previously vacated office spaces; $0.3 million related to the abandonment of a capitalized software development project; and $0.2 million related to non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces.
The table below sets forth the changes in the carrying value of our restructuring charge liability by restructuring type for the nine months ended September 30, 2024.

	Employee Costs	Other	Total
Balance as of December 31, 2023	$1,366	$535	$1,901
Additions	2,288	—	2,288
Payments	(3,445)	—	(3,445)
Adjustments	—	13	13
Balance as of September 30, 2024	$209	$548	$757
All of the $0.2 million restructuring charge liability related to employee costs at September 30, 2024 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits in our consolidated balance sheet. All of the $0.5 million other restructuring charge liability at September 30, 2024, which primarily relates to the early termination of a contract in a prior period, is expected to be paid in the next 12 months and is included as a component of accrued expenses and other current liabilities in our consolidated balance sheet.
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
Interest Rate Swaps
We are party to forward interest rate swap agreements with aggregate notional amounts of $300.0 million and $250.0 million as of September 30, 2024 and December 31, 2023, respectively. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through January 31, 2029.
As of September 30, 2024, it was anticipated that $1.8 million of the gains, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Foreign Exchange Forward Contracts
We are party to non-deliverable foreign exchange forward contracts that are scheduled to mature monthly through August 31, 2025. As of September 30, 2024 and December 31, 2023, the aggregate notional amounts of these contracts were INR 1,390.2 million, or $16.6 million, and INR 1,375.7 million, or $16.6 million, respectively, based on the exchange rates in effect as of each period end.
As of September 30, 2024, it was anticipated that the less than $0.1 million of losses, net of tax, related to foreign exchange forward contracts currently recorded in accumulated other comprehensive income will be reclassified into earnings in our consolidated statement of operations within the next 12 months.
The table below sets forth additional information relating to our derivative instruments as of September 30, 2024 and December 31, 2023.

Derivative Instrument	Balance Sheet Location	September 30, 2024	December 31, 2023
Interest rate swaps	Prepaid expenses and other current assets	$2,450	$6,655
Interest rate swaps	Other non-current assets	204	891
Foreign exchange forward contracts	Prepaid expenses and other current assets	5	—
Total Assets		$2,659	$7,546

Interest rate swaps	Deferred compensation and other liabilities	$1,878	$307
Foreign exchange forward contracts	Accrued expenses and other current liabilities	67	70
Total Liabilities		$1,945	$377
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets:
Interest rate swaps	$—	$2,654	$—	$2,654
Convertible debt investment	—	—	56,951	56,951
Foreign exchange forward contracts	—	5	—	5
Deferred compensation assets	—	41,983	—	41,983
Total assets	$—	$44,642	$56,951	$101,593
Liabilities:
Interest rate swaps	$—	$1,878	$—	$1,878
Foreign exchange forward contracts	—	67	—	67
Contingent consideration for business acquisitions	—	—	165	165
Total liabilities	$—	$1,945	$165	$2,110
December 31, 2023
Assets:
Interest rate swaps	$—	$7,546	$—	$7,546
Convertible debt investment	—	—	68,046	68,046
Deferred compensation assets	—	34,826	—	34,826
Total assets	$—	$42,372	$68,046	$110,418
Liabilities:
Interest rate swaps	$—	$307	$—	$307
Foreign exchange forward contracts	—	70	—	70
Contingent consideration for business acquisitions	—	—	2,074	2,074
Total liabilities	$—	$377	$2,074	$2,451
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. The carrying value is recorded in long-term investments in our consolidated balance sheets. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 23.0% and 24.5% as of September 30, 2024 and December 31, 2023, respectively; and the concluded equity volatility of 40.0% and 35.0% as of September 30, 2024 and December 31, 2023, respectively, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the convertible debt investment for the nine months ended September 30, 2024.

Convertible Debt Investment
Balance as of December 31, 2023	$68,046
Change in fair value	(11,095)
Balance as of September 30, 2024	$56,951
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was 5.9% and 6.3% as of September 30, 2024 and December 31, 2023, respectively. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded to other gains, net in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the nine months ended September 30, 2024.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2023	$2,074
Acquisition	36
Payment	(1,356)
Change in fair value	(589)
Balance as of September 30, 2024	$165
Financial assets and liabilities not recorded at fair value on a recurring basis are as follows:
Preferred Stock Investment
In the fourth quarter of 2019, we invested $5.0 million in a hospital-at-home company. The investment was made in the form of preferred stock. To determine the appropriate accounting treatment for our preferred stock investment, we performed a VIE analysis and concluded that the company does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the preferred

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
stock is not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment for our investment to be that of an equity security with no readily determinable fair value. We elected to apply the measurement alternative at the time of the purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same company. On a quarterly basis, we review the information available to determine whether an orderly and observable transaction for the same or similar equity instrument occurred or if factors indicate that a significant decrease in value has occurred. We remeasure to the fair value of the preferred stock using such identified information with changes in the fair value recorded to other income (expense), net in our consolidated statement of operations. The carrying value of the preferred stock investment is recorded in long-term investments in our consolidated balance sheets.
During the first nine months of 2024 and 2023, there were no observable price changes or impairments of our preferred stock investment. Since our initial investment, we have recognized cumulative unrealized gains of $28.6 million and cumulative unrealized losses of $26.3 million. As of September 30, 2024 and December 31, 2023, the carrying value of our preferred stock investment was $7.4 million.
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
11. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$900	$—	$900	$(662)	$—	$(662)
Unrealized gain (loss) on investment	$(599)	$156	$(443)	$(1,840)	$490	$(1,350)
Interest rate swaps:
Change in fair value	$(3,891)	$1,016	$(2,875)	$1,849	$(492)	$1,357
Reclassification adjustments into earnings	(2,412)	630	(1,782)	(2,107)	560	(1,547)
Net unrealized gain (loss) on interest rate swaps	$(6,303)	$1,646	$(4,657)	$(258)	$68	$(190)
Foreign exchange forward contracts:
Change in fair value	$(93)	$24	$(69)	$(223)	$59	$(164)
Reclassification adjustments into earnings	13	(3)	10	(19)	5	(14)
Net unrealized gain (loss) on foreign exchange forward contracts	$(80)	$21	$(59)	$(242)	$64	$(178)
Other comprehensive income (loss)	$(6,082)	$1,823	$(4,259)	$(3,002)	$622	$(2,380)

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$(103)	$—	$(103)	$(283)	$—	$(283)
Unrealized gain (loss) on investment	$(11,095)	$2,887	$(8,208)	$4,193	$(1,117)	$3,076
Interest rate swaps:
Change in fair value	$578	$(150)	$428	$5,307	$(1,411)	$3,896
Reclassification adjustments into earnings	(7,041)	1,838	(5,203)	(5,580)	1,483	(4,097)
Net unrealized gain (loss) on interest rate swaps	$(6,463)	$1,688	$(4,775)	$(273)	$72	$(201)
Foreign exchange forward contracts:
Change in fair value	$(25)	$6	$(19)	$(23)	$6	$(17)
Reclassification adjustments into earnings	33	(9)	24	(21)	5	(16)
Net unrealized gain (loss) on foreign exchange forward contracts	$8	$(3)	$5	$(44)	$11	$(33)
Other comprehensive income (loss)	$(17,653)	$4,572	$(13,081)	$3,593	$(1,034)	$2,559

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

Accumulated other comprehensive income, net of tax, includes the following components:

			Cash Flow Hedges
	Foreign Currency Translation	Available-for-Sale Investment	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2023	$(2,521)	$20,039	$5,361	$(52)	$22,827
Current period change	(103)	(8,208)	(4,775)	5	(13,081)
Balance as of September 30, 2024	$(2,624)	$11,831	$586	$(47)	$9,746
12. Income Taxes
For the three months ended September 30, 2024, our effective tax rate was 27.8% as we recognized income tax expense of $10.4 million on income of $37.6 million. The effective tax rate of 27.8% was less favorable than the statutory rate, inclusive of state income taxes, of 26.1%, primarily due to certain nondeductible expense items. These unfavorable items were partially offset by a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability.
For the three months ended September 30, 2023, our effective tax rate was 31.2% as we recognized income tax expense of $9.8 million on income of $31.3 million. The effective tax rate of 31.2% was less favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.
For the nine months ended September 30, 2024, our effective tax rate was 22.9% as we recognized income tax expense of $24.6 million on income of $107.2 million. The effective tax rate of 22.9% was more favorable than the statutory rate, inclusive of state income taxes, of 26.1%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2024 and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability. These favorable items were partially offset by certain nondeductible expense items.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
For the nine months ended September 30, 2023, our effective tax rate was 27.4% as we recognized income tax expense of $22.5 million on income of $82.1 million. The effective tax rate of 27.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to certain nondeductible expense items. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the year.
13. Commitments, Contingencies and Guarantees
Litigation
In the second quarter of 2024, we recognized a pre-tax $15.0 million litigation settlement gain related to a completed legal matter in which Huron was the plaintiff, which is included in other gains, net on our consolidated statement of operations. As of September 30, 2024, all of the $15.0 million settlement was received.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.6 million and $0.5 million were outstanding at September 30, 2024 and December 31, 2023, respectively, which are used as security deposits for our office facilities.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of September 30, 2024 and December 31, 2023, the total estimated fair value of our outstanding contingent consideration liability was $0.2 million and $2.1 million, respectively.
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
Segment operating income consists of the revenues generated by a segment, less operating expenses that are incurred directly by the segment. We manage our segments on the basis of revenues before reimbursable expenses, which we believe is the most accurate reflection of our services because it eliminates the effect of reimbursable expenses that we bill to our clients at cost. Unallocated corporate expenses include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate office support costs, office facility costs, costs related to accounting and finance, human resources, legal, marketing, information technology, and company-wide business development functions, as well as costs related to overall corporate management. Our chief operating decision maker does not evaluate segments using asset information.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth information about our operating segments for the three and nine months ended September 30, 2024 and 2023, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Healthcare:
Revenues before reimbursable expenses	$183,136	$179,177	$553,976	$501,994
Operating income	$49,651	$46,888	$147,591	$128,294
Segment operating income as a percentage of segment revenues before reimbursable expenses	27.1%	26.2%	26.6%	25.6%
Education:
Revenues before reimbursable expenses	$121,048	$111,043	$355,384	$325,884
Operating income	$29,158	$26,550	$81,906	$77,112
Segment operating income as a percentage of segment revenues before reimbursable expenses	24.1%	23.9%	23.0%	23.7%
Commercial:
Revenues before reimbursable expenses	$65,865	$67,958	$188,304	$194,954
Operating income	$16,144	$15,432	$39,198	$39,971
Segment operating income as a percentage of segment revenues before reimbursable expenses	24.5%	22.7%	20.8%	20.5%
Total Huron:
Revenues before reimbursable expenses	$370,049	$358,178	$1,097,664	$1,022,832
Reimbursable expenses	8,040	9,288	24,827	25,918
Total revenues	$378,089	$367,466	$1,122,491	$1,048,750

Segment operating income	$94,953	$88,870	$268,695	$245,377
Items not allocated at the segment level:
Unallocated corporate expenses	46,821	43,100	143,386	129,765
Other gains, net	(173)	(14)	(14,522)	(202)
Restructuring charges	1,921	4,095	6,201	6,881
Depreciation and amortization	3,939	4,347	11,861	13,441
Operating income	42,445	37,342	121,769	95,492
Other expense, net	(4,864)	(6,047)	(14,533)	(13,365)
Income before taxes	$37,581	$31,295	$107,236	$82,127

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The following tables illustrate the disaggregation of segment total revenues and segment revenues before reimbursable expenses by our two principal capabilities: i) Consulting and Managed Services and ii) Digital, and includes a reconciliation to consolidated revenues before reimbursable expenses and consolidated total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenues by Capability	2024	2023	2024	2023
Healthcare:
Consulting and Managed Services	$132,537	$135,309	$398,352	$368,896
Digital	55,155	49,665	169,989	148,228
Total revenues	$187,692	$184,974	$568,341	$517,124
Education:
Consulting and Managed Services	$62,146	$57,028	$183,219	$165,632
Digital	61,107	56,404	178,766	167,233
Total revenues	$123,253	$113,432	$361,985	$332,865
Commercial:
Consulting and Managed Services	$24,598	$28,774	$68,186	$70,958
Digital	42,546	40,286	123,979	127,803
Total revenues	$67,144	$69,060	$192,165	$198,761
Total Huron:
Consulting and Managed Services	$219,281	$221,111	$649,757	$605,486
Digital	158,808	146,355	472,734	443,264
Total revenues	$378,089	$367,466	$1,122,491	$1,048,750

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues before Reimbursable Expenses by Capability	2024	2023	2024	2023
Healthcare:
Consulting and Managed Services	$128,966	$130,548	$387,164	$357,228
Digital	54,170	48,629	166,812	144,766
Total revenues before reimbursable expenses	$183,136	$179,177	$553,976	$501,994
Education:
Consulting and Managed Services	$61,222	$55,837	$180,162	$162,490
Digital	59,826	55,206	175,222	163,394
Total revenues before reimbursable expenses	$121,048	$111,043	$355,384	$325,884
Commercial:
Consulting and Managed Services	$24,329	$28,303	$67,089	$69,419
Digital	41,536	39,655	121,215	125,535
Total revenues before reimbursable expenses	$65,865	$67,958	$188,304	$194,954
Total Huron:
Consulting and Managed Services	$214,517	$214,688	$634,415	$589,137
Digital	155,532	143,490	463,249	433,695
Total revenues before reimbursable expenses	$370,049	$358,178	$1,097,664	$1,022,832
For the three and nine months ended September 30, 2024 and 2023, substantially all of our revenues were recognized over time. During the three and nine months ended September 30, 2024 and 2023, no single client generated greater than 10% of our consolidated total revenues. At September 30, 2024 and December 31, 2023, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net.

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
COMPONENTS OF OPERATING RESULTS
Total Revenues
Revenues before Reimbursable Expenses
Revenues before reimbursable expenses are primarily generated by our employees who provide consulting and other professional services to our clients and are billable to our clients based on the number of hours worked, services provided, or achieved outcomes. We refer to these employees as our revenue-generating professionals. Revenues before reimbursable expenses are primarily driven by the number of revenue-generating professionals we employ as well as the total value, scope, and terms of the consulting contracts under which they provide services. We also engage independent contractors to supplement our revenue-generating professionals on client engagements as needed.
We generate our revenues before reimbursable expenses from providing professional services and software products under the following four types of billing arrangements: fixed-fee (including software license revenue); time-and-expense; performance-based; and software support, maintenance and subscriptions.
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
Reimbursable Expenses
Reimbursable expenses that are billed to clients, primarily relating to travel and out-of-pocket expenses incurred in connection with client engagements, are included in total revenues. We manage our business on the basis of revenues before reimbursable expenses, which we believe is the most accurate reflection of our services because it eliminates the effect of reimbursable expenses that we bill to our clients at cost.
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
Segment Results
Segment operating income consists of the revenues generated by a segment, less operating expenses that are incurred directly by the segment. Unallocated corporate expenses not allocated at the segment level include costs related to administrative functions that are performed in a centralized manner and are not attributable to a particular segment. These administrative function costs include corporate office support costs, office facility costs, costs related to accounting and finance, human resources, legal, marketing, information technology, and company-wide business development functions, and costs related to overall corporate management.
Non-GAAP Measures
We also assess our results of operations using the following non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, adjusted EBITDA as a percentage of revenues before reimbursable expenses, adjusted net income, and adjusted diluted earnings per share. These non-GAAP financial measures differ from GAAP because they exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.
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
2024 litigation settlement gain: In the second quarter of 2024, we settled a litigation matter in which Huron was the plaintiff for $15.0 million, on a pre-tax basis. This $15.0 million settlement gain was recorded as a component of other gains, net on our consolidated statement of operations. We have excluded from our non-GAAP measures $11.7 million, which is the value of the settlement gain that exceeds the third-party legal costs incurred during 2024 specific to this litigation matter, as this net gain is not indicative of the ongoing performance of our business. Of the $3.3 million third-party legal costs incurred for this matter in 2024, $2.7 million was incurred in the first quarter and $0.6 million was incurred in the second quarter. Our third-party legal expenses are recorded as a component of selling, general and administrative expenses on our statement of operations. Third-party legal costs incurred for this litigation matter during the three and nine months ended September 30, 2023 were $1.2 million and $2.2 million, respectively.
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

RESULTS OF OPERATIONS
Executive Highlights
Highlights from the third quarter of 2024 include:
•Revenues before reimbursable expenses increased 3.3% to $370.0 million for the third quarter of 2024 from $358.2 million for the third quarter of 2023.
•Net income as a percentage of total revenues increased to 7.2% for the third quarter of 2024, compared to 5.9% for the third quarter of 2023.
•Adjusted EBITDA as a percentage of revenues before reimbursable expenses increased to 14.8% for the third quarter of 2024, compared to 13.4% for the third quarter of 2023.
•Diluted EPS increased 33.6% to $1.47 for the third quarter of 2024, compared to $1.10 for the third quarter of 2023.
•Adjusted diluted EPS increased 20.9% to $1.68 for the third quarter of 2024, compared to $1.39 for the third quarter of 2023.
•Net cash provided by operating activities increased 23.9% to $85.2 million for the third quarter of 2024, compared to $68.8 million for the third quarter of 2023.
Revenues before reimbursable expenses increased $11.9 million, or 3.3%, to $370.0 million for the third quarter of 2024 from $358.2 million for the third quarter of 2023. The increase in revenues before reimbursable expenses was driven by an increase in demand for Education's Consulting and Managed Services and Digital capabilities, as well as continued strength in demand for Healthcare's Digital capability, reflecting our focus on accelerating growth in our healthcare and education industries. These increases in demand were partially offset by a decrease in demand for Commercial's Consulting and Managed Services capability.
Revenues before reimbursable expenses within our Consulting and Managed Services capability were $214.5 million in the third quarter of 2024, compared to $214.7 million in the third quarter of 2023; and reflected strengthened demand in the Education segment, offset by a decrease in demand in our Commercial and Healthcare segments. The utilization rate within our Consulting capability decreased to 73.6% in the third quarter of 2024, compared to 77.3% in the third quarter of 2023.
Revenues before reimbursable expenses within our Digital capability increased 8.4% in the third quarter of 2024 to $155.5 million, compared to $143.5 million in the third quarter of 2023, and reflected strengthened demand in all of our segments. The utilization rate within our Digital capability increased to 77.2% in the third quarter of 2024, compared to 75.4% in the third quarter of 2023.
Our total number of revenue-generating professionals increased 10.4% to 5,896 as of September 30, 2024, compared to 5,341 as of September 30, 2023, as a result of hiring to support the overall increase in demand for our services. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.
Net income increased $5.6 million, or 26.2%, to $27.1 million, or 7.2% of total revenues, for the three months ended September 30, 2024 from $21.5 million, or 5.9% of total revenues, for the same period last year. As a result of the increase in net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, diluted earnings per share for the third quarter of 2024 increased 33.6% to $1.47, compared to $1.10 for the third quarter of 2023. Adjusted diluted earnings per share increased 20.9% to $1.68 for the third quarter of 2024, compared to $1.39 for the third quarter of 2023.
Adjusted EBITDA increased $6.9 million, or 14.3%, to $54.9 million, or 14.8% of revenues before reimbursable expenses, for the three months ended September 30, 2024, compared to $48.0 million, or 13.4% of revenues before reimbursable expenses, for the same period last year.
Net cash provided by operating activities for the third quarter of 2024 was $85.2 million, compared to $68.8 million for the third quarter of 2023. The increase in net cash provided by operating activities was primarily related to an increase in cash collections during the third quarter of 2024 compared to the third quarter of 2023, as well as the cash received for the settlement of a legal matter in which Huron was the plaintiff; partially offset by an increase in payments for salaries and related expenses for our revenue-generating professionals during the third quarter of 2024 compared to the third quarter of 2023.

Summary of Results
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Healthcare:
Revenues before reimbursable expenses	$183,136	$179,177	$553,976	$501,994
Operating income	$49,651	$46,888	$147,591	$128,294
Segment operating income as a percentage of segment revenues before reimbursable expenses	27.1%	26.2%	26.6%	25.6%
Education:
Revenues before reimbursable expenses	$121,048	$111,043	$355,384	$325,884
Operating income	$29,158	$26,550	$81,906	$77,112
Segment operating income as a percentage of segment revenues before reimbursable expenses	24.1%	23.9%	23.0%	23.7%
Commercial:
Revenues before reimbursable expenses	$65,865	$67,958	$188,304	$194,954
Operating income	$16,144	$15,432	$39,198	$39,971
Segment operating income as a percentage of segment revenues before reimbursable expenses	24.5%	22.7%	20.8%	20.5%
Total Huron:
Revenues before reimbursable expenses	$370,049	$358,178	$1,097,664	$1,022,832
Reimbursable expenses	8,040	9,288	24,827	25,918
Total revenues	$378,089	$367,466	$1,122,491	$1,048,750

Items not allocated at the segment level:
Unallocated corporate expenses	46,821	43,100	143,386	129,765
Other gains, net	(173)	(14)	(14,522)	(202)
Restructuring charges	1,921	4,095	6,201	6,881
Depreciation and amortization	3,939	4,347	11,861	13,441
Operating income	42,445	37,342	121,769	95,492
Other expense, net	(4,864)	(6,047)	(14,533)	(13,365)
Income before taxes	37,581	31,295	107,236	82,127
Income tax expense	10,432	9,779	24,599	22,480
Net income	$27,149	$21,516	$82,637	$59,647
Earnings per share:
Basic	$1.53	$1.15	$4.61	$3.15
Diluted	$1.47	$1.10	$4.43	$3.05

Other Operating Data:
Number of revenue-generating professionals by segment (at period end)(1):
Healthcare	2,442	1,878	2,442	1,878
Education	1,250	1,203	1,250	1,203
Commercial (2)	2,204	2,260	2,204	2,260
Total	5,896	5,341	5,896	5,341

Revenues before reimbursable expenses by capability:
Consulting and Managed Services (3)(4)	$214,517	$214,688	$634,415	$589,137
Digital	155,532	143,490	463,249	433,695
Total	$370,049	$358,178	$1,097,664	$1,022,832

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of revenue-generating professionals by capability (at period end):
Consulting and Managed Services (3)(5)	3,052	2,483	3,052	2,483
Digital	2,844	2,858	2,844	2,858
Total	5,896	5,341	5,896	5,341

Utilization rate by capability (6):
Consulting	73.6%	77.3%	72.5%	76.5%
Digital	77.2%	75.4%	75.4%	73.7%

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
(3)During the first quarter of 2024, we reclassified one of the offerings within Education's Consulting capability to Education's Managed Services capability. Revenues before reimbursable expenses generated by this offering during the quarters ended March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023 were $2.8 million, $2.2 million, $2.4 million, and $2.7 million, respectively, and during the years ended December 31, 2022 and 2023 were $15.0 million and $10.1 million, respectively. The number of revenue-generating professionals within this offering as of December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023 were 54, 24, 24, 24 and 23, respectively.
This reclassification did not impact the aggregate revenues before reimbursable expenses or headcount reported for the Education Consulting and Managed Services capability for any period, and the prior period Education Managed Services capability revenues before reimbursable expenses and headcount in the following footnotes have been revised for consistent presentation.
(4)Managed Services capability revenues before reimbursable expenses within our Healthcare segment was $19.3 million and $16.7 million for the three months ended September 30, 2024 and 2023, respectively; and $53.5 million and $53.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Managed Services capability revenues before reimbursable expenses within our Education segment was $6.6 million and $7.4 million for the three months ended September 30, 2024 and 2023, respectively; and $20.8 million and $22.0 million for the nine months ended September 30, 2024 and 2023, respectively.
(5)The number of Managed Services revenue-generating professionals within our Healthcare segment was 1,223 and 757 as of September 30, 2024 and 2023, respectively.
The number of Managed Services revenue-generating professionals within our Education segment was 122 and 129 as of September 30, 2024 and 2023, respectively.
(6)Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.

Non-GAAP Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues before reimbursable expenses	$370,049	$358,178	$1,097,664	$1,022,832
Reimbursable expenses	8,040	9,288	24,827	25,918
Total revenues	$378,089	$367,466	$1,122,491	$1,048,750
Net income	$27,149	$21,516	$82,637	$59,647
Net income as a percentage of total revenues	7.2%	5.9%	7.4%	5.7%
Add back:
Income tax expense	10,432	9,779	24,599	22,480
Interest expense, net of interest income	6,800	5,047	19,894	15,146
Depreciation and amortization	6,542	6,300	18,967	19,183
EBITDA	50,923	42,642	146,097	116,456
Add back:
Restructuring charges	3,137	5,402	7,530	9,385
2024 litigation settlement gain	—	—	(11,701)	—
Other losses (gains), net	(173)	(14)	478	(202)
Transaction-related expenses	716	302	2,316	302
Foreign currency transaction losses (gains), net	267	(332)	(348)	36
Adjusted EBITDA	$54,870	$48,000	$144,372	$125,977
Adjusted EBITDA as a percentage of revenues before reimbursable expenses	14.8%	13.4%	13.2%	12.3%
Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$27,149	$21,516	$82,637	$59,647
Weighted average shares - diluted	18,471	19,475	18,672	19,578
Diluted earnings per share	$1.47	$1.10	$4.43	$3.05
Add back:
Amortization of intangible assets	1,600	1,997	4,917	6,202
Restructuring charges	3,137	5,402	7,530	9,385
2024 litigation settlement gain	—	—	(11,701)	—
Other losses (gains), net	(173)	(14)	478	(202)
Transaction-related expenses	716	302	2,316	302
Tax effect of adjustments	(1,372)	(2,037)	(920)	(4,157)
Total adjustments, net of tax	3,908	5,650	2,620	11,530
Adjusted net income	$31,057	$27,166	$85,257	$71,177
Adjusted weighted average shares - diluted	18,471	19,475	18,672	19,578
Adjusted diluted earnings per share	$1.68	$1.39	$4.57	$3.64

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenues before Reimbursable Expenses
Revenues before reimbursable expenses by segment and capability for the three months ended September 30, 2024 and 2023 were as follows:

Revenues before Reimbursable Expenses (in thousands)	Three Months Ended September 30,		Increase / (Decrease)
	2024	2023	$	%
Segment:
Healthcare	$183,136	$179,177	$3,959	2.2%
Education	121,048	111,043	10,005	9.0%
Commercial	65,865	67,958	(2,093)	(3.1)%
Total revenues before reimbursable expenses	$370,049	$358,178	$11,871	3.3%

Capability:
Consulting and Managed Services	$214,517	$214,688	$(171)	(0.1)%
Digital	155,532	143,490	12,042	8.4%
Total revenues before reimbursable expenses	$370,049	$358,178	$11,871	3.3%
Revenues before reimbursable expenses increased $11.9 million, or 3.3%, to $370.0 million for the third quarter of 2024 from $358.2 million for the third quarter of 2023. The overall increase in revenues before reimbursable expenses was driven by an increase in demand for Education's Consulting and Managed Services and Digital capabilities, as well as continued strength in demand for Healthcare's Digital capability, reflecting our focus on accelerating growth in our healthcare and education industries. These increases in demand were partially offset by a decrease in demand for Commercial's Consulting and Managed Services capability. Additional information on our revenues before reimbursable expenses by segment follows.
•Healthcare revenues before reimbursable expenses increased $4.0 million, or 2.2%, driven by continued strength in demand for our technology and analytics services within our Digital capability, as well as an increase in demand for our revenue cycle managed services solution within our Consulting and Managed services capability. These increases in demand were partially offset by decreases in demand for our financial advisory and strategy and innovation solutions within our Consulting and Managed Services capability. Revenues before reimbursable expenses in the third quarter of 2024 included $0.1 million of incremental revenues before reimbursable expenses from our acquisition of Roundtable Analytics completed in September 2023.
The number of revenue-generating professionals within our Healthcare segment grew 30.0% to 2,442 as of September 30, 2024, compared to 1,878 as of September 30, 2023.
•Education revenues before reimbursable expenses increased $10.0 million, or 9.0%, and includes $5.7 million of incremental revenues before reimbursable expenses from our acquisition of GG+A completed in March 2024. The increase in Education revenues before reimbursable expenses was also driven by strengthened demand for our technology and analytics services and software products within our Digital capability.
The number of revenue-generating professionals within our Education segment grew 3.9% to 1,250 as of September 30, 2024, compared to 1,203 as of September 30, 2023. Our acquisition of GG+A in March 2024 added approximately 70 revenue-generating professionals.
•Commercial revenues before reimbursable expenses decreased $2.1 million, or 3.1%, primarily due to decreases in demand for our financial advisory and strategy and innovation solutions within our Consulting and Managed Services capability, partially offset by an increase in demand for our technology and analytics services within our Digital capability. Revenues before reimbursable expenses in the third quarter of 2024 included $0.3 million of incremental revenues before reimbursable expenses from our acquisition of Vlamis completed in January 2024.
The number of revenue-generating professionals within our Commercial segment, the majority of which provide services across all of our industries, was 2,204 as of September 30, 2024 compared to 2,260 as of September 30, 2023.

Operating Expenses
Operating expenses for the third quarter of 2024 increased $5.5 million, or 1.7%, over the third quarter of 2023.
Operating expenses and operating expenses as a percentage of revenues before reimbursable expenses were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues before reimbursable expenses)	Three Months Ended September 30,				Increase / (Decrease)
	2024		2023
Direct costs	$247,849	67.0%	$244,774	68.3%	$3,075
Reimbursable expenses	8,135	2.2%	9,497	2.7%	(1,362)
Selling, general and administrative expenses	70,375	19.0%	64,361	18.0%	6,014
Other gains, net	(173)	—%	(14)	(0.1)%	(159)
Restructuring charges	3,137	0.8%	5,402	1.5%	(2,265)
Depreciation and amortization	6,321	1.7%	6,104	1.7%	217
Total operating expenses	$335,644	90.7%	$330,124	92.2%	$5,520
Direct Costs
Direct costs increased $3.1 million, or 1.3%, to $247.8 million for the third quarter of 2024 from $244.8 million for the third quarter of 2023. The $3.1 million increase primarily related to an $8.9 million increase in compensation costs for our revenue-generating professionals and a $1.0 million increase in technology costs, partially offset by a $7.0 million decrease in contractor expenses. The increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to a $16.9 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2024; partially offset by a $4.5 million decrease in performance bonus expense, a $2.2 million decrease in share-based compensation expense, and a $1.3 million decrease in signing, retention and other bonus expense. As a percentage of revenues before reimbursable expenses, direct costs decreased to 67.0% during the third quarter of 2024, compared to 68.3% during the third quarter of 2023. This decrease was primarily due to the decreases in contractor expenses, performance bonus expense and share-based compensation expense for our revenue-generating professionals; partially offset by the increase in salaries and related expenses for our revenue-generating professionals, as a percentage of revenues before reimbursable expenses.
Reimbursable Expenses
Reimbursable expenses are billed to clients at cost and primarily relate to travel and out-of-pocket expenses incurred in connection with client engagements. These expenses are also included in total revenues. We manage our business on the basis of revenues before reimbursable expenses, which we believe is the most accurate reflection of our services because it eliminates the effect of reimbursable expenses that are also included as a component of operating expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $6.0 million, or 9.3%, to $70.4 million in the third quarter of 2024 from $64.4 million in the third quarter of 2023. The $6.0 million increase primarily related to a $3.8 million increase in compensation costs for our support personnel driven by a $3.3 million increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability and a $3.1 million increase in salaries and related expenses; partially offset by a $1.3 million decrease in share-based compensation expense and a $1.2 million decrease in performance bonus expense. The increase in deferred compensation expense is offset by an increase in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. Additionally, selling, general and administrative expenses increased $2.3 million for non-payroll costs driven by a $1.3 million increase in software and data hosting expense, a $0.7 million increase in bad debt expense, and a $0.6 million increase in research expense; partially offset by a $1.3 million decrease in legal expenses. As a percentage of revenues before reimbursable expenses, selling, general and administrative expenses increased to 19.0% during the third quarter of 2024, compared to 18.0% during the third quarter of 2023, which was primarily driven by the increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability, as a percentage of revenues before reimbursable expenses.
Other Gains, Net
Other gains, net totaled $0.2 million in the third quarter of 2024 compared to less than $0.1 million in the third quarter of 2023. The other gains, net in both the third quarter of 2024 and the third quarter of 2023 primarily related to remeasurement gains to decrease the fair value of our contingent consideration liabilities related to business combinations.
See Note 10 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.

Restructuring Charges
Restructuring charges for the third quarter of 2024 were $3.1 million, compared to $5.4 million for the third quarter of 2023. The $3.1 million restructuring charge recognized in the third quarter of 2024 included $1.3 million of severance-related expenses; a $1.2 million non-cash impairment charge on the right-of-use operating lease asset and fixed assets for a portion of our New York, New York office space that we exited during the third quarter of 2024; and $0.6 million of rent and related expenses, net of sublease income, for previously vacated office spaces.
The $5.4 million of restructuring charges recognized in the third quarter of 2023 included a $3.5 million non-cash impairment charge on the right-of-use operating lease asset and fixed assets for our office space in Lexington, Massachusetts that we exited during the third quarter of 2023; $1.2 million of severance-related expenses; and $0.7 million of rent and related expenses, net of sublease income, for previously vacated office spaces.
Depreciation and Amortization
Depreciation and amortization expense increased $0.2 million, or 3.6%, to $6.3 million in the third quarter of 2024, compared to $6.1 million in the third quarter of 2023. The $0.2 million increase in depreciation and amortization expense was primarily attributable to an increase in amortization of internally developed software, partially offset by a decrease in amortization of intangible assets.
Operating Income
Operating income increased $5.1 million, or 13.7%, to $42.4 million in the third quarter of 2024 from $37.3 million in the third quarter of 2023. Operating margin, which is defined as operating income expressed as a percentage of revenues before reimbursable expenses was 11.5% for the three months ended September 30, 2024, compared to 10.4% for the three months ended September 30, 2023.
Operating income and operating margin for each of our segments as well as unallocated corporate expenses were as follows:

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended September 30,				Increase / (Decrease)
	2024		2023
Healthcare	$49,651	27.1%	$46,888	26.2%	$2,763
Education	$29,158	24.1%	$26,550	23.9%	$2,608
Commercial	$16,144	24.5%	$15,432	22.7%	$712

Unallocated Corporate Expenses (in thousands)
Unallocated corporate expenses	$46,821		$43,100		$3,721
•Healthcare operating income increased $2.8 million, or 5.9%, primarily due to a decrease in contractor expenses and the increase in revenues before reimbursable expenses; partially offset by an increase in compensation costs for our revenue-generating professionals. The increase in compensation costs for our revenue-generating professionals was primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2024; partially offset by decreases in share-based compensation expense and performance bonus expense. Healthcare operating margin increased to 27.1% from 26.2% primarily due to the decrease in contractor expenses; partially offset by an increase in compensation costs for our revenue-generating professionals, as a percentage of revenues before reimbursable expenses.
•Education operating income increased $2.6 million, or 9.8%, primarily due to the increase in revenues before reimbursable expenses; partially offset by increases in compensation costs for our revenue-generating professionals and support personnel. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2024, partially offset by decreases in share-based compensation expense and performance bonus expense for our revenue-generating professionals. Education operating margin increased to 24.1% from 23.9% primarily driven by the decreases in performance bonus expense and share-based compensation expense for our revenue-generating professionals and contractor expenses; partially offset by an increase in salaries and related expenses for our revenue-generating professionals and support personnel, as percentages of revenues before reimbursable expenses.
•Commercial operating income increased $0.7 million, or 4.6%, primarily due to decreases in compensation costs for our revenue-generating professionals and contractor expenses; partially offset by the decrease in revenues before reimbursable expenses. The decrease in compensation costs for our revenue-generating professionals was primarily driven by a decrease in performance bonus expense, partially offset by an increase in headcount and annual salary increases that went into effect in the first quarter of 2024. Commercial operating margin increased to 24.5% from 22.7% primarily due to decreases in performance bonus expenses for our revenue-generating professionals, contractor expenses and signing, retention and other bonus expense for our revenue-generating professionals, as percentages of revenues before reimbursable expenses; partially offset by the increases in salaries and related expenses for our revenue-generating professionals.

•Unallocated corporate expenses increased $3.7 million, or 8.6%, primarily due to increases in compensation costs for our support personnel and software and data hosting expenses; partially offset by a decrease in legal expenses. The increase in compensation costs for our support personnel was primarily driven by an increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability and an increase in headcount and annual salary increases that went into effect in the first quarter of 2024; partially offset by a decrease in share-based compensation expense.
Other Income (Expense), Net
Interest expense, net of interest income increased $1.8 million to $6.8 million in the third quarter of 2024 from $5.0 million in the third quarter of 2023, which was primarily attributable to higher levels of borrowing and higher interest rates under our Amended Credit Facility during the third quarter of 2024 compared to the third quarter of 2023. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our Amended Credit Facility.
Other income (expense), net increased $2.9 million to income of $1.9 million in the third quarter of 2024 from expense of $1.0 million in the third quarter of 2023. The increase in other income, net includes a $3.5 million increase in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability. During the third quarter of 2024 we recognized a $2.2 million gain for the market value of our deferred compensation investments compared to a $1.3 million loss recognized in the third quarter of 2023. Additionally, other income (expense), net includes a $0.3 million foreign currency loss during the third quarter of 2024 compared to a $0.3 million foreign currency gain during the third quarter of 2023.
Income Tax Expense
For the three months ended September 30, 2024, our effective tax rate was 27.8% as we recognized income tax expense of $10.4 million on income of $37.6 million. The effective tax rate of 27.8% was less favorable than the statutory rate, inclusive of state income taxes, of 26.1%, primarily due to certain nondeductible expense items. These unfavorable items were partially offset by a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability.
For the three months ended September 30, 2023, our effective tax rate was 31.2% as we recognized income tax expense of $9.8 million on income of $31.3 million. The effective tax rate of 31.2% was less favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to tax expense related to nondeductible losses on our investments used to fund our deferred compensation liability and certain nondeductible expense items.
Net Income and Earnings per Share
Net income increased $5.6 million, or 26.2%, to $27.1 million for the three months ended September 30, 2024 from $21.5 million for the same period last year. Diluted earnings per share for the third quarter of 2024 increased to $1.47 from $1.10 for the third quarter of 2023, driven by the increase in net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan.
EBITDA and Adjusted EBITDA
EBITDA increased $8.3 million to $50.9 million for the third quarter of 2024 from $42.6 million for the third quarter of 2023. The increase in EBITDA was primarily attributable to the increases in Healthcare and Education segment operating income, excluding segment depreciation and amortization; a decrease in corporate restructuring charges; and a decrease in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability.
Adjusted EBITDA increased $6.9 million to $54.9 million in the third quarter of 2024 from $48.0 million in the third quarter of 2023. The increase in adjusted EBITDA was primarily attributable to the increases in Education, Healthcare and Commercial operating income, excluding the impact of segment depreciation and amortization and segment restructuring charges.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $3.9 million, or 14.3%, to $31.1 million in the third quarter of 2024, compared to $27.2 million in the third quarter of 2023. As a result of the increase in adjusted net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, adjusted diluted earnings per share increased to $1.68 for the third quarter of 2024 compared to $1.39 for the third quarter of 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenues before Reimbursable Expenses
Revenues before reimbursable expenses by segment and capability for the nine months ended September 30, 2024 and 2023 were as follows:

Revenues before Reimbursable Expenses (in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2024	2023	$	%
Segment:
Healthcare	$553,976	$501,994	$51,982	10.4%
Education	355,384	325,884	29,500	9.1%
Commercial	188,304	194,954	(6,650)	(3.4)%
Total revenues before reimbursable expenses	$1,097,664	$1,022,832	$74,832	7.3%

Capability:
Consulting and Managed Services	$634,415	$589,137	$45,278	7.7%
Digital	463,249	433,695	29,554	6.8%
Total revenues before reimbursable expenses	$1,097,664	$1,022,832	$74,832	7.3%
Revenues before reimbursable expenses increased $74.8 million, or 7.3%, to $1.10 billion for the first nine months of 2024 from $1.02 billion for the first nine months of 2023. The overall increase in revenues before reimbursable expenses reflects continued strength in demand for both our Consulting and Managed Services capability and Digital capability within Healthcare and Education, and reflects our focus on accelerating growth in our healthcare and education industries. These increases in demand were partially offset by a decrease in demand for Commercial's Digital and Consulting and Managed Services capabilities. Additional information on our revenues before reimbursable expense by segment follows.
•Healthcare revenues before reimbursable expenses increased $52.0 million, or 10.4%, driven by continued strength in demand for our technology and analytics services within our Digital capability and our performance improvement, strategy and innovation and culture and organizational excellence solutions within our Consulting and Managed Services capability. These increases in demand were partially offset by a decrease in demand for our financial advisory solution within our Consulting and Managed services capability. Revenues before reimbursable expenses in the first nine months of 2024 included $0.6 million of incremental revenues before reimbursable expenses from our acquisition of Roundtable Analytics completed in September 2023.
The number of revenue-generating professionals within our Healthcare segment grew 30.0% to 2,442 as of September 30, 2024, compared to 1,878 as of September 30, 2023.
•Education revenues before reimbursable expenses increased $29.5 million, or 9.1%, and includes $13.8 million of incremental revenues from our acquisition of GG+A completed in March 2024. The increase in Education revenues before reimbursable expenses was also driven by continued strength in demand for our technology and analytics services and software products within our Digital capability and our strategy and operations solution within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Education segment grew 3.9% to 1,250 as of September 30, 2024, compared to 1,203 as of September 30, 2023. Our acquisition of GG+A in March 2024 added approximately 70 revenue-generating professionals.
•Commercial revenues before reimbursable expenses decreased $6.7 million, or 3.4%, primarily due to decreases in demand for our strategy and innovation solution within our Consulting and Managed Services capability and our technology and analytics services within our Digital capability, partially offset by an increase in demand for our financial advisory solutions within our Consulting and Managed Services capability. Revenues before reimbursable expenses in the first nine months of 2024 included $0.4 million of incremental revenues before reimbursable expenses from our acquisition of Vlamis completed in January 2024.
The number of revenue-generating professionals within our Commercial segment, the majority of which provide services across all of our industries, was 2,204 as of September 30, 2024, compared to 2,260 as of September 30, 2023.

Operating Expenses
Operating expenses for the first nine months of 2024 increased $47.5 million, or 5.0%, over the first nine months of 2023.
Operating expenses and operating expenses as a percentage of revenues before reimbursable expenses were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues before reimbursable expenses)	Nine Months Ended September 30,				Increase / (Decrease)
	2024		2023
Direct costs	$749,757	68.3%	$708,355	69.3%	$41,402
Reimbursable expenses	25,146	2.3%	26,242	2.6%	(1,096)
Selling, general and administrative expenses	214,485	19.5%	190,857	18.7%	23,628
Other gains, net	(14,522)	(1.3)%	(202)	—%	(14,320)
Restructuring charges	7,530	0.7%	9,385	0.9%	(1,855)
Depreciation and amortization	18,326	1.7%	18,621	1.8%	(295)
Total operating expenses	$1,000,722	91.2%	$953,258	93.2%	$47,464
Direct Costs
Direct costs increased $41.4 million, or 5.8%, to $749.8 million for the first nine months of 2024 from $708.4 million for the first nine months of 2023. The $41.4 million increase primarily related to a $52.4 million increase in compensation costs for our revenue-generating professionals and a $3.1 million increase in technology costs, partially offset by a $13.0 million decrease in contractor expenses. The $52.4 million increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to a $58.1 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2024; partially offset by a $2.8 million decrease in performance bonus expense and a $2.5 million decrease in signing, retention and other bonus expense. As a percentage of revenues before reimbursable expenses, direct costs decreased to 68.3% during the first nine months of 2024, compared to 69.3% during the first nine months of 2023, primarily attributable to the decrease in contractor expenses and performance bonus expense for our revenue-generating professionals; partially offset by an increase in salaries and related expenses for our revenue-generating professionals, as a percentage of revenues before reimbursable expenses.
Reimbursable Expenses
Reimbursable expenses are billed to clients at cost and primarily relate to travel and out-of-pocket expenses incurred in connection with client engagements. These expenses are also included in total revenues. We manage our business on the basis of revenues before reimbursable expenses, which we believe is the most accurate reflection of our services because it eliminates the effect of reimbursable expenses that are also included as a component of operating expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $23.6 million, or 12.4%, to $214.5 million in the first nine months of 2024 from $190.9 million in the first nine months of 2023. The $23.6 million increase primarily related to a $15.0 million increase in non-payroll costs, driven by a $3.5 million increase in software and data hosting expenses, a $3.4 million increase in practice administration and meetings expenses, a $3.0 million increase in bad debt expense, and a $2.6 million increase in legal expenses. The increase in legal expenses is driven by professional fees for a completed legal matter in which Huron was the plaintiff as well as professional fees for acquisition activity. Additionally, selling, general and administrative expenses increased $8.8 million due to an increase in compensation costs for our support personnel driven by a $10.1 million increase in salaries and related expenses and a $3.2 million increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability, partially offset by a $2.5 million decrease in performance bonus expense and a $1.1 million decrease in share-based compensation expense. The increase in deferred compensation expense is offset by an increase in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. As a percentage of revenues before reimbursable expenses, selling, general and administrative expenses increased to 19.5% during the first nine months of 2024, compared to 18.7% during the first nine months of 2023. This increase was primarily attributable to the increases in salaries and related expenses for our support personnel and deferred compensation expense attributable to the change in market value of our deferred compensation liability, as percentages of revenues before reimbursable expenses.
Other Gains, Net
Other gains, net totaled $14.5 million in the first nine months of 2024 and $0.2 million in the first nine months of 2023. The $14.5 million of other gains, net in the first nine months of 2024 primarily consisted of a pre-tax $15.0 million litigation settlement gain for a completed legal matter in which Huron was the plaintiff. The $0.2 million of other gains, net in the first nine months of 2023 primarily consisted of remeasurement gains to decrease the fair value of our contingent consideration liabilities related to business combinations.

See Note 10 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Restructuring Charges
Restructuring charges for the first nine months of 2024 were $7.5 million, compared to $9.4 million for the first nine months of 2023. The $7.5 million restructuring charge recognized in the first nine months of 2024 included $2.3 million of severance-related expenses; $1.7 million of rent and related expenses, net of sublease income, for previously vacated office spaces; a $1.4 million non-cash lease impairment charge on the right-of-use operating lease asset and fixed assets of office space previously occupied by GG+A; a $1.2 million non-cash impairment charge on the right-of-use operating lease asset and fixed assets for a portion of our office space in New York, New York, which we exited during the third quarter of 2024; and $0.8 million related to non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces.
The $9.4 million of restructuring charges incurred in the first nine months of 2023 included $3.5 million and $1.9 million of non-cash impairment charges on the right-of-use operating lease assets and fixed assets for our office spaces in Lexington, Massachusetts and Hillsboro, Oregon, respectively, which we exited in the first nine months of 2023; $2.2 million of severance-related expenses; $1.3 million of rent and related expenses, net of sublease income, for previously vacated office spaces; $0.3 million related to the abandonment of a capitalized software development project; and $0.2 million related to non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.3 million, or 1.6%, to $18.3 million for the first nine months of 2024, compared to $18.6 million for the first nine months of 2023. The $0.3 million decrease in depreciation and amortization expense was primarily attributable to a decrease in amortization of intangible assets, partially offset by an increase in amortization of internally developed software.
Operating Income
Operating income increased $26.3 million, or 27.5%, to $121.8 million in the first nine months of 2024 from $95.5 million in the first nine months of 2023. Operating margin, which is defined as operating income expressed as a percentage of revenues before reimbursable expenses, increased to 11.1% for the first nine months of 2024, compared to 9.3% for the first nine months of 2023.
Operating income and operating margin for each of our segments as well as unallocated corporate expenses were as follows:

Segment Operating Income (in thousands, except operating margin percentages)	Nine Months Ended September 30,				Increase / (Decrease)
	2024		2023
Healthcare	$147,591	26.6%	$128,294	25.6%	$19,297
Education	$81,906	23.0%	$77,112	23.7%	$4,794
Commercial	$39,198	20.8%	$39,971	20.5%	$(773)

Unallocated Corporate Expenses (in thousands)
Unallocated corporate expenses	$143,386		$129,765		$13,621
•Healthcare operating income increased $19.3 million, or 15.0%, primarily due to the increase in revenues before reimbursable expenses and a decrease in contractor expenses; partially offset by increases in compensation costs for our revenue-generating professionals, practice administration and meetings expenses, bad debt expense, technology costs, promotion and marketing expenses, and compensation costs for our support personnel. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2024 and an increase in performance bonus expense for our revenue-generating professionals; partially offset by a decrease in signing, retention and other bonus expense for our revenue-generating professionals. Healthcare operating margin increased to 26.6% from 25.6% primarily due to the decrease in contractor expenses; partially offset by an increase in salaries and related expenses for our revenue-generating professionals, as a percentage of revenues before reimbursable expenses.
•Education operating income increased $4.8 million, or 6.2%, primarily due to the increase in revenues before reimbursable expenses as well as a decrease in contractor expenses; partially offset by increases in compensation costs for our revenue-generating professionals and support personnel and technology costs. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2024; partially offset by a decrease in performance bonus expense for our revenue-generating professionals. Education operating margin decreased to 23.0% from 23.7% primarily driven by increases in salaries and related expenses for both our revenue-generating professionals and support personnel, as percentages of revenues before reimbursable expenses; partially offset by the decreases in performance bonus expense for our revenue-generating professionals and contractor expenses.

•Commercial operating income decreased $0.8 million, or 1.9%, primarily due to the decrease in revenues before reimbursable expenses; partially offset by decreases in compensation costs for our revenue-generating professionals, contractor expenses, and promotion and marketing expenses. The decrease in compensation costs for our revenue-generating professionals was primarily driven by a decrease in performance bonus expense; partially offset by an increase in headcount and annual salary increases that went into effect in the first quarter of 2024. Commercial operating margin increased to 20.8% from 20.5% primarily driven by decreases in performance bonus expense for our revenue-generating professionals, contractor expenses and promotion and marketing expenses, as percentages of revenues before reimbursable expenses; partially offset by an increase in salaries and related expenses for our revenue-generating professionals.
•Unallocated corporate expenses increased $13.6 million, or 10.5%, primarily due to increases in compensation costs for our support personnel, software and data hosting expenses, and legal expenses. The increase in compensation costs for our support personnel was primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2024 and an increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability; partially offset by a decrease in performance bonus expense for our support personnel.
Other Income (Expense), Net
Interest expense, net of interest income increased $4.7 million to $19.9 million in the first nine months of 2024 from $15.1 million in the first nine months of 2023, which was primarily attributable to higher levels of borrowing and higher interest rates under our Amended Credit Facility during the first nine months of 2024 compared to the first nine months of 2023. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income, net increased $3.6 million to $5.4 million in the first nine months of 2024 from $1.8 million in the first nine months of 2023. The increase in other income, net was primarily attributable to a $3.2 million increase in the gain recognized for the market value of our investments that are used to fund our deferred compensation liability. During the first nine months of 2024, we recognized a $5.0 million gain for the market value of our deferred compensation investments compared to a $1.8 million gain recognized in the first nine months of 2023.
Income Tax Expense
For the nine months ended September 30, 2024, our effective tax rate was 22.9% as we recognized income tax expense of $24.6 million on income of $107.2 million. The effective tax rate of 22.9% was more favorable than the statutory rate, inclusive of state income taxes, of 26.1%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2024 and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability. These favorable items were partially offset by certain nondeductible expense items.
For the nine months ended September 30, 2023, our effective tax rate was 27.4% as we recognized income tax expense of $22.5 million on income of $82.1 million. The effective tax rate of 27.4% was less favorable than the statutory rate, inclusive of state income taxes, of 26.6%, primarily due to certain nondeductible expense items. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the year.
Net Income and Earnings per Share
Net income increased $23.0 million, or 38.5%, to $82.6 million for the nine months ended September 30, 2024 from $59.6 million for the same period last year. Net income for the first nine months of 2024 includes the $11.1 million litigation settlement gain, net of tax, recognized in the second quarter of 2024 related to a completed legal matter in which Huron was the plaintiff. Diluted earnings per share for the nine months ended September 30, 2024 increased to $4.43 compared to $3.05 for the nine months ended September 30, 2023, driven by the increase in net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan.
EBITDA and Adjusted EBITDA
EBITDA increased $29.6 million to $146.1 million for the nine months ended September 30, 2024 from $116.5 million for the nine months ended September 30, 2023. The increase in EBITDA was primarily attributable to the increases in Healthcare and Education operating income, excluding segment depreciation and amortization, as well as the pre-tax $15.0 million litigation settlement gain recognized in the second quarter of 2024 for a completed legal matter in which Huron was the plaintiff; partially offset by the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability.
Adjusted EBITDA increased $18.4 million to $144.4 million in the first nine months of 2024 from $126.0 million in the first nine months of 2023. The increase in adjusted EBITDA was primarily attributable to the increases in Healthcare and Education operating income, excluding the impact of segment depreciation and amortization and segment restructuring charges; partially offset by the increase in unallocated corporate expenses, excluding the impacts of the change in the market value of our deferred compensation liability and transaction-related expenses.

Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income increased $14.1 million, or 19.8%, to $85.3 million in the first nine months of 2024 compared to $71.2 million in the first nine months of 2023. Adjusted diluted earnings per share increased to $4.57 for the nine months ended September 30, 2024, compared to $3.64 for the nine months ended September 30, 2023, driven by the increase in adjusted net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $18.5 million and $12.1 million at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Nine Months Ended September 30,
Cash Flows (in thousands):	2024	2023
Net cash provided by operating activities	$61,704	$54,894
Net cash used in investing activities	(48,048)	(25,799)
Net cash used in financing activities	(7,315)	(31,518)
Effect of exchange rate changes on cash	7	(13)
Net increase (decrease) in cash and cash equivalents	$6,348	$(2,436)
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
Net cash provided by operating activities increased by $6.8 million to $61.7 million for the nine months ended September 30, 2024 from $54.9 million for the nine months ended September 30, 2023. The increase in net cash provided by operating activities was primarily related to an increase in cash collections in the first nine months of 2024, a $15 million litigation settlement received for a completed legal matter in which Huron was the plaintiff, and a decrease in payments for contractor expenses; partially offset by an increase in payments for salaries and related expenses for our revenue-generating professionals, an increase in the amount paid for annual performance bonuses in the first quarter of 2024 compared to the first quarter of 2023, and an increase in payments for selling, general and administrative expenses.
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
Net cash used in investing activities was $48.0 million for the nine months ended September 30, 2024, which primarily consisted of $20.8 million for the purchases of businesses; $19.3 million for payments related to internally developed software to advance our Healthcare and Education software products; $6.0 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; and $2.2 million for contributions to our life insurance policies.
Net cash used in investing activities was $25.8 million for the nine months ended September 30, 2023, which primarily consisted of $19.6 million for payments related to internally developed software to advance our Healthcare and Education software products; $5.1 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; $2.6 million for contributions to our life insurance policies; and $1.6 million for the purchase of a business. These uses of cash for investing activities were partially offset by $3.0 million of cash received for distributions from our life insurance policies that are used to fund our deferred compensation liability.

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
Net cash used in financing activities was $7.3 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we borrowed $682.5 million and made repayments on our borrowings of $563.4 million. The borrowings and repayments during the first nine months of 2024 include the $275.0 million Term Loan proceeds which were used to repay borrowings under the Revolver in the first quarter of 2024. The net borrowings of $119.1 million were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2024. Additionally, during the first nine months of 2024, we paid $104.6 million for the settlement of share repurchases and we reacquired $21.5 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made payments of $1.4 million for debt issuance costs related to the Term Loan. These uses of cash for financing activities were partially offset by $1.6 million of cash received from stock option exercises in the first nine months of 2024.
Net cash used in financing activities was $31.5 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we borrowed $292.0 million primarily to fund our operations, including our annual performance bonus payment in the first quarter of 2023, and made repayments on our borrowings of $224.0 million. Additionally, during the first nine months of 2023, we paid $88.9 million for the settlement of share repurchases and we reacquired $10.1 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made deferred acquisition payments of $1.5 million to the sellers of certain businesses we acquired. These payments were primarily the result of achieving specified financial performance targets in accordance with the related purchase agreements.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021.The share repurchase program has been subsequently extended and increased, most recently in the second quarter of 2024. The current authorization extends the share repurchase program through December 31, 2025 with a repurchase amount of $500 million, of which $82.7 million remains available as of September 30, 2024. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Financing Arrangements
At September 30, 2024, we had $443.1 million outstanding under our Amended Credit Agreement, as discussed below.
The Company has a $600 million senior secured revolving credit facility (the “Revolver”) and a $275 million senior secured term loan facility (the “Term Loan”), subject to the terms of the Third Amended and Restated Credit Agreement dated as of November 15, 2022 (as amended, the “Amended Credit Agreement”), both of which fully mature on November 15, 2027. The Term Loan was established in February 2024 with the execution of Amendment No. 2 to the Third Amended and Restated Credit Agreement. The Term Loan is subject to scheduled quarterly amortization payments of $3.4 million which began June 30, 2024 and continue through the maturity date of November 15, 2027, at which time the outstanding principal balance and all accrued interest will be due.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum

Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At September 30, 2024 and December 31, 2023, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of September 30, 2024 was 1.91 to 1.00, compared to 1.59 to 1.00 as of December 31, 2023. Our Consolidated Interest Coverage Ratio as of September 30, 2024 was 9.90 to 1.00, compared to 10.85 to 1.00 as of December 31, 2023.
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
Borrowings outstanding under the Amended Credit Agreement at September 30, 2024 and December 31, 2023 totaled $443.1 million and $324.0 million, respectively. Of the $443.1 million outstanding as of September 30, 2024, $175.0 million was outstanding under the Revolver and $268.1 million was outstanding under the Term Loan. There were no borrowings outstanding under the Term Loan at December 31, 2023. These borrowings carried a weighted average interest rate of 4.9% at September 30, 2024 and 4.2% at December 31, 2023, including the impact of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements.
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At September 30, 2024, we had outstanding letters of credit totaling $0.6 million, which are used as security deposits for our office facilities. As of September 30, 2024, the unused borrowing capacity under the Revolver was $424.4 million.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies and estimates are those policies and estimates that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies and estimates are important, we believe that there are five accounting policies and estimates that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2024.
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
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our senior secured credit facility. At our option, these borrowings bear interest at one, three or six month Term SOFR or, in the case of the Revolver, an alternate base rate. At September 30, 2024, we had borrowings outstanding under the credit facility totaling $443.1 million that carried a weighted average interest rate of 4.9%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $1.4 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2023, we had borrowings outstanding under the credit facility totaling $324.0 million that carried a weighted average interest rate of 4.2% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $0.7 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of September 30, 2024 and December 31, 2023, the aggregate notional amount of our forward interest rate swap agreements was $300.0 million and $250.0 million, respectively. The outstanding interest rate swap agreements as of September 30, 2024 are scheduled to mature on a staggered basis through January 31, 2029.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates between the U.S. Dollar (USD) and the Indian Rupee (INR) related to our operations in India. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses by entering into non-deliverable foreign exchange forward contracts. As of September 30, 2024 and December 31, 2023, the aggregate notional amounts of these contracts were INR 1,390.2 million, or $16.6 million, and INR 1,375.7 million, or $16.6 million, respectively, based on the exchange rates in effect as of each period end. The outstanding foreign exchange forward contracts as of September 30, 2024 are scheduled to mature monthly through August 31, 2025.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign currency exchange rate hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the foreign currency exchange rate between the USD and INR would have an immaterial impact on the fair value of our hedge instruments as of September 30, 2024 and December 31, 2023.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of September 30, 2024, the fair value of the investment was $57.0 million, with a total cost basis of $40.9 million. At December 31, 2023, the fair value of the investment was $68.0 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in a privately-held hospital-at-home company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. As of September 30, 2024 and December 31, 2023, the carrying value of the investment was $7.4 million with a total cost basis of $5.0 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K"), which was filed with the Securities and Exchange Commission on February 27, 2024, for a complete description of the material risks we face. There have been no material changes to the Company’s risk factors since the 2023 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2024, we reacquired 3,814 shares of common stock with a weighted average fair market value of $99.09 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the second quarter of 2024. The current authorization extends the share repurchase program through December 31, 2025 with a repurchase amount of $500 million, of which $82.7 million remains available as of September 30, 2024. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2024 - July 31, 2024	36,862	$107.92	33,177	$86,333,019
August 1, 2024 - August 31, 2024	33,306	$110.69	33,177	$82,659,698
September 1, 2024 - September 30, 2024	—	$—	—	$82,659,698
Total	70,168	$109.23	66,354
(1)The number of shares repurchased included 3,685 shares in July 2024 and 129 shares in August 2024 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our executive officers and/or directors during the third quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Rule 10b5-1 Trading Plan Action	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Shares to be Sold
John McCartney - Non-Executive Chairman of the Board	Adoption	8/15/2024	5/29/2026	9,000

During the third quarter of 2024, none of our executive officers or directors terminated contracts, instructions or written plans for the sale or purchase of our securities intended to satisfy the affirmative defense condition of Rule 10b5-1(c) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Huron Consulting Group Inc.
(Registrant)

Date:	October 29, 2024	/s/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer