Form 10-K
period 2024-12-31
Huron Consulting Group Inc.
filed 2025-02-25
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,706,000,000.
As of February 18, 2025, 17,677,584 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2024

FORWARD-LOOKING STATEMENTS
In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Annual Report on Form 10-K that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” “goals,” “guidance,” or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the necessary number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn or volatility in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. “Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
PART I

ITEM 1.	BUSINESS.
OVERVIEW
Huron is a global professional services firm that partners with clients to put possible into practice by creating sound strategies, optimizing operations, accelerating digital transformation, and empowering businesses to own their future. By embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
We are headquartered in Chicago, Illinois, with additional locations in the United States and abroad in Canada, India, Singapore and Switzerland.
OUR STRATEGY
The combination of our deep industry expertise and breadth of our offerings is the foundation of our growth strategy and why our clients choose Huron as their trusted advisor. Key focus areas of our growth strategy include:
•Accelerating Growth in Healthcare and Education: Huron holds leading market positions in healthcare and education, providing comprehensive offerings to the largest health systems, academic medical centers, colleges and universities, and research institutes in the United States and abroad. The Company will continue to broaden its portfolio of offerings in healthcare and education to drive even greater impact on current and new clients as the needs in those industries further evolve due to competitive, regulatory, financial, and broader market changes.
•Growing Presence in Commercial Industries: Through its deep industry and capability expertise and nimble approach, Huron has grown its client base and expanded its credentials in the commercial industries. Huron’s commercial industry focus has increased the diversification of the Company’s portfolio and end markets while expanding the range of capabilities it can deliver to clients, providing new avenues for growth and an important balance to its healthcare and education focus.
•Rapidly Growing Global Digital Capability: As data and technology persist and evolve across industries, Huron’s ability to provide a broad portfolio of digital offerings that support the strategic and operational needs of its clients is at the foundation of the Company’s strategy. Huron will continue to advance its integrated digital platform to support its strong growth trajectory.
•Solid Foundation for Margin Expansion: The Company is well-positioned to further achieve margin expansion as well as strong annual adjusted diluted earnings per share growth. We are committed to operating income margin expansion by growing the areas of the business that provide the most attractive returns, improving the operational efficiency of our delivery for clients, utilizing our global delivery platform in India, and scaling our selling, general, and administrative expenses as we grow.

•Strong Balance Sheet and Cash Flows: A resilient, flexible balance sheet is the foundation of our financial strength, and strong free cash flows have and will continue to be the hallmark of Huron’s business model. The Company is committed to deploying capital in a strategic and balanced way, including returning capital to shareholders and executing strategic, tuck-in acquisitions.
OUR SERVICES AND PRODUCTS
We provide our services and products and manage our business under three operating segments - Healthcare, Education, and Commercial - which aligns our business by industry. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services, energy and utilities, industrials and manufacturing, and the public sector. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital, which are methods by which we deliver our services and products.
Operating Industries
For the year ended December 31, 2024, we derived 51%, 32% and 17% of our consolidated revenues before reimbursable expenses from our Healthcare, Education and Commercial operating segments, respectively.
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; the federal health system; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our healthcare-focused services and products include financial and operational performance improvement consulting, which spans revenue cycle, business operations and care delivery transformation; digital offerings, spanning technology and analytic-related services, including enterprise health record (“EHR”), enterprise resource planning (“ERP”) and enterprise performance management (“EPM”), customer relationship management (“CRM”), data management, artificial intelligence (“AI”) and automation, and technology managed services, and a portfolio of software products; organizational transformation; revenue cycle managed services and outsourcing; financial and capital advisory consulting; and strategy and innovation consulting.
•Education
Our Education segment serves public and private colleges and universities, research institutes, not-for-profit organizations and other education-related organizations. Our education and research-focused services and products include our digital offerings, spanning technology and analytic-related services, including student information systems, ERP and EPM, CRM, data management, AI and automation, and technology managed services and our Huron Research Suite product suite (the leading software suite designed to facilitate and improve research administration service delivery and compliance); our research-focused consulting and managed services; our strategy and operations consulting services, which span finance, accounting, operations and athletics to organization and talent strategy and student and academic strategy; and our global philanthropy consulting services, which were bolstered by the acquisition of Grenzebach Glier and Associates in March of 2024.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and retail. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, financial and capital advisory (special situation advisory and corporate finance advisory) consulting services, and strategy and innovation consulting services. In December 2024, we expanded our Commercial consulting and digital services offerings through the acquisition of AXIA Consulting, a leading provider of supply chain-focused consulting and technology solutions who has deep expertise in the industrials and manufacturing and retail sectors.
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
•Digital
Our Digital capabilities represent our technology and analytics services, including technology-related managed services, and software products delivered across industries. Our Digital experts help clients address a variety of business challenges, including, but not limited to, designing and implementing technologies to accelerate transformation, facilitate data-driven decision making and improve customer and employee experiences. We have invested organically and inorganically to expand our Digital offerings, which now span beyond traditional ERP implementations into a broader set of administrative systems, industry-specific systems of record and systems of engagement that act as the “digital front door” to an organization. We have grown our data, analytics, AI and automation offerings to deliver a unified and actionable technology ecosystem for our clients. Through our acquisition of AXIA Consulting, we have also expanded our supply chain management (“SCM”) offerings and broadened our technology portfolio with advanced Microsoft capabilities, while strengthening Huron's ability to empower clients to align their people and processes to support their digital-first goals.
We have expanded our ecosystem to work with more than 25 technology partners. For example, we are a Leading Modern Oracle Network Partner; a Summit-level consulting partner with Salesforce.com and a Premium Partner with Salesforce.org; a Workday Services, Preferred Channel, Extend, and Application Management Services Partner; an Amazon Web Services consulting partner; a Microsoft Solutions Partner, an Informatica Platinum Partner; an SAP Concur implementation partner; and a Boomi Elite Partner.
We have also grown our proprietary software product portfolio to address our clients' challenges with solutions that expand our base of recurring revenue and further differentiate our consulting, digital and managed services offerings. Our product portfolio bundles our deep industry expertise and unique intellectual property together to serve our clients outside of our traditional consulting offerings. Our product portfolio includes, among others: Huron Research Suite, the leading software suite designed to facilitate and improve research administration service delivery and compliance; Huron Intelligence™ Rounding, the #1 ranked Digital Rounding solution in the 2024 Best in KLAS® report; and Huron Intelligence™ Analytic Suite in Healthcare, a predictive analytics suite to improve care delivery while lowering costs.
OUR CLIENTS AND INDUSTRIES
We provide services to both financially sound organizations and organizations in transition across industries, including healthcare, education, financial services, energy and utilities, industrials and manufacturing, public sector and other commercial industries. Our clients span hospitals, health systems and academic medical centers; colleges, universities and research institutes; banks, asset managers, insurance companies and private equity firms; oil and gas and utilities companies; manufacturing organizations; not-for-profit organizations; and the public sector. In 2024, we served over 2,100 clients and our 10 largest clients accounted for approximately 17% of our consolidated revenues.
HUMAN CAPITAL RESOURCES AND MANAGEMENT
Our people are at the center of Huron’s strategy, and we are committed to providing a workplace where our talented team can thrive both personally and professionally. Success hinges on our ability to attract, engage, develop, reward, and retain highly skilled professionals. The cornerstone of our human capital strategy lies in both our mission-driven approach and an enduring belief that great leaders and engaged coaches cultivate a work environment where team members feel valued, create deep connections, perform meaningful work and see their future with Huron. Our unwavering focus extends across every aspect of the employee journey, from the recruitment phase to post-employment or retirement. We strive to craft a personalized experience for our employees, empowering them to have a meaningful impact on our clients, communities, and each other.
In 2024, Huron received widespread recognition as an employer of choice. For the fourteenth consecutive year, Consulting Magazine named Huron a ‘‘Best Firm to Work For,’’ acknowledging our strong commitment to our people, our values, our clients and the communities we serve. Additionally, we were recognized by;
•Glassdoor as a ‘‘Best Place to Work’’

•TIME Magazine as one of ‘‘America’s Best Mid-Size Companies’’
•Forbes as one of the ‘‘World’s Best Management Consulting Firms’’, one of ‘‘America’s Best Management Consulting Firms’’, and one of ‘‘America's Best Employers for Women’’
•U.S. News and World Report as one of the ‘‘Best Companies to Work For’’ and one of the ‘‘Best Places to Work for Supporting Family Caregiving’’
•Vault as #4 in Consulting Internships
In addition to external recognitions, we monitor human capital-related internal metrics. Our leading measure is our yearly employee engagement score. In addition, we regularly review voluntary turnover across a number of key variables including business unit, individual performance, and geography in order to assess the effectiveness of our employee value proposition inclusive of employee development and total rewards programs.
Additional information on our people and programs follows.
Our People: As of December 31, 2024, our workforce was comprised of approximately 7,230 full-time professionals.
•Our nearly 270 managing directors and principals actively play a pivotal role in serving our clients, acting as strategic business advisors, coaches, and industry experts and collaborating with organizations and their leaders to tackle complex business challenges. Managing directors and principals lead our revenue-generating sales and client service efforts, innovation and the development of our intellectual capital, foster the growth of our people, and act as stewards of our organizational culture. Together, our managing directors and principals contribute significantly to our market reputation, addressing clients' challenges and ensuring the highest quality delivery of our engagements. In addition to the responsibilities listed above, our managing directors' primary focus is on propelling our business growth by selling our portfolio of offerings to generate revenue streams from both new and existing clients.
•Senior directors, directors, senior managers and managers are primarily focused on managing day-to-day client relationships and our engagement teams while overseeing the delivery and quality of our work as well as developing our people and nurturing our collaborative culture.
•Associates and analysts focus on meeting client commitments by gathering and organizing data, conducting detailed analyses, crafting materials that synthesize information to support our recommendations, and implement financial, operational, and technology and analytic solutions to execute on the recommendations we provide to clients.
•Our functional professionals, who are led by our executives and corporate vice presidents, comprise Huron’s enterprise functional teams, including corporate development, facilities, finance and accounting, human resources, information technology, legal, marketing and operations. These professionals offer strategic guidance and execute on initiatives on behalf of the enterprise to support our client-facing objectives and the achievement of our growth strategy.
In addition to our full-time employees, we engage temporary workers on an as-needed basis, primarily bringing specialized skills and/or experience to augment our capacity for delivering client engagements or internal initiatives.
Development: We know the ability to advance one’s career, growing both personally and professionally, is critical to employee retention and engagement. To facilitate this advancement, we offer a wide array of learning and development opportunities and experiences that can be tailored to personal needs and applied to individual context. We are committed to creating learning pathways that reflect the specific needs of our global population, engage them in a future at Huron, and enhance our culture of collaboration. We continue to:
•Facilitate an interactive two-day orientation curriculum for newly hired employees to ensure a smooth induction into the organization.
•Offer just-in-time, 1:1 coaching and training opportunities that inform and prepare leaders and coaches to excel in moments that matter for our employees.
•Strive to develop world class leaders, guided by our values and leadership principles, by delivering programs and opportunities, such as our Senior Director Cohort, Milestone schools and Sponsorship program, which focus on key leadership behaviors.
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
Total Rewards: Our market-competitive total rewards package is a core element of our employee value proposition to attract, motivate, and retain top talent. Our philosophy is designed to pay for performance, rewarding and retaining our highest performing employees and paying competitively versus peer companies. To accomplish this, we offer employees a competitive base salary, short- and long-term variable pay incentives, and market-competitive and employee-focused benefits.
Engagement: We gauge our employee engagement success through various metrics, including:
•Employee engagement score, which was 82 in 2024 and surpassed the Glint Employee Engagement global benchmark of 74;
•Coach quality score, which was 83 in 2024 and above the Glint Coach Quality global benchmark of 82; and
•Volunteer hours in our communities, which was nearly 13,000 hours in 2024 delivered by 42% of our total employee population.
Diverse Culture and Community: Cultivating an environment in which everyone works together, feels included, and has the opportunity to thrive has been a hallmark since our founding. In 2024, we continued to expand our engagement, development and community building efforts to further strengthen the experience of our global, dynamic employee base. Specifically, we:
•Launched an enterprise-wide leadership development program for analyst, associate and senior associate levels that consists of open group discussions and a robust curriculum designed to align with the company's core competencies, values, and leadership principles.
•Expanded our Dinner and Dialogue series for our C-Suite to engage with, and learn directly from, small groups represented by our employee resource group (iMatter) teams as a way to build deeper connections.
•Hosted our first iMatter leaders’ summit to enhance collaboration among teams, provide an opportunity to plan for 2025, and recognize the dedication and achievements of iMatter Team leaders.
•Hosted the first integrated, open-access Women in Tech Summit in India marking an exciting expansion of the team's growth in that region, alongside a similar event in North America.
•Launched the First Gen Professionals network to provide a space for individuals to explore their identity, connect with others, and share best practices and career development resources.
To learn more about how we continue to execute on our employee and community commitments, refer to our annual Corporate Social Responsibility report, which is available on our investor relations website located at ir.huronconsultinggroup.com.
CORPORATE SOCIAL RESPONSIBILITY
As a mission-driven company, we recognize it is our collective responsibility to actively contribute to a sustainable and brighter future, benefiting our clients, employees, communities, and shareholders. We continue to publish an annual report highlighting the actions we have taken globally to strengthen our clients, our communities, and our people. Our Corporate Social Responsibility report reflects our efforts in support of the United Nations Sustainable Development Goals (“SDGs”), that align with our values-driven culture and the work we do for our clients. As an addendum to our Corporate Social Responsibility report, we publish a Sustainability Accounting Standards Board (“SASB”) index in line with SASB’s Professional & Commercial Services standards. Our SASB index provides further quantitative and qualitative information regarding our data security programs, practices and policies, workforce metrics, and our approach to promoting professional integrity and ethical behavior among our workforce, commensurate with best practices for professional services organizations.
For additional information, refer to our annual Corporate Social Responsibility report, which is available on our investor relations website located at ir.huronconsultinggroup.com.
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
We believe the principal competitive factors in our market include reputation, the ability to attract and retain top talent, the capacity to manage engagements effectively and with the highest quality to drive value for clients, and the ability to deliver measurable and sustainable results. There is also competition on price, although to a lesser extent due to the criticality of the issues that many of our services and products address. Some competitors have a greater geographic footprint, including a broader international presence, and more resources than we do, but we believe our reputation, industry and capability expertise, and ability to deliver high-value, quality service and measurable results to our clients across a balanced portfolio of offerings and to attract and retain employees with broad capabilities and deep industry expertise enable us to compete favorably in the professional services marketplace.
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
We provide information about our business and financial performance, including our corporate profile, on our investor relations website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on our investor relations website. Further corporate governance information, including our code of business conduct and ethics, corporate governance guidelines, and board committee charters, is also available on our investor relations website. The content of any referenced website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
We rely heavily on our senior management team, our industry and capability leaders, and other managing directors, and our ability to retain them is particularly important to our future success. Given the highly specialized nature of our services, the senior management team must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on our senior management team and other managing directors to generate revenues and market our business. Further, our senior management’s and other managing directors’ personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Members of our senior management team and our other managing directors could choose to leave or join one of our competitors and some of our clients could choose to use the services of that competitor instead of our services. If one or more members of our senior management team or our other managing directors leave and we cannot replace them with a suitable candidate quickly, or if legal restrictions on non-competition agreements are put into place, we could experience difficulty in securing and successfully completing engagements, managing our business properly and executing on our growth strategy, which could harm our business prospects and results of operations.
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
As we continue to grow and evolve, it might become increasingly difficult to maintain effective standards across a large, global enterprise and effectively institutionalize our knowledge or to effectively change the strategy, operations or culture of our Company in a timely manner. It might also become more difficult to maintain our culture; effectively manage and monitor our people and operations; effectively communicate our core values, policies and procedures, strategies and goals; and motivate, engage and retain our people, particularly given the distribution of our employees across the U.S. and internationally, the rate of new hires, the breadth of skills and expertise across all of our solutions, and the fact that essentially all of our employees have the option to work remotely. The size and scope of our operations increase the possibility that we will have employees who expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of sensitive or confidential information entrusted to us, or obtained inappropriately, or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information, including personal data and proprietary information. Furthermore, the inappropriate use of social networking sites or AI by our employees could result in breaches of confidentiality, unauthorized disclosure of nonpublic company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, effective January 1, 2022, we made, and continue to make, changes to our operating model, including how we are organized as the needs and size of our business change, and despite the operating model yielding positive synergies and impacts to date, if we do not continue to successfully implement the changes, our business and results of operation may be negatively impacted.
Risks Related to Business Operations, Growth and Development
We may incur costs to support our business and the inability to effectively build a support structure for the business could have an adverse impact on our growth and profitability.

We have grown significantly since we commenced operations and have increased the number of our full-time professionals from 249 in 2002 to approximately 7,230 as of December 31, 2024. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures, and controls and will continue to do so in the future. To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, compliance practices and controls, which may increase our total costs and may adversely affect our operating income and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.
Our international operations could result in additional risks.
We operate both domestically and internationally, including in Canada, Europe, Asia, Australia and the Middle East. Although historically our international operations have been limited, we intend to continue to expand internationally. Such expansion may result in additional risks or increase the acuity of risks that are not present domestically and which could adversely affect our business or our results of operations, including:

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
•different or more stringent regulatory requirements and other barriers to conducting business;
•different or less stable political and economic environments;
•greater personal security risks for employees traveling to or located in unstable locations;
•health emergencies or pandemics; and
•civil disturbances or other catastrophic events.
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
We have significant operations in India, including approximately 2,650 employees, which could subject the Company to country-specific risks or exacerbate certain other risks. For example, from time to time, India has experienced instances of civil unrest, terrorism and hostilities among neighboring countries. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Indian economy and our operations by disrupting operations and communications and making travel within India more difficult and less desirable. Further, India has experienced natural disasters such as earthquakes, tsunamis, floods, landslides and drought in the past few years. The extent and severity of these natural disasters determines their impact on the Indian economy. Our operations and employees in India may be adversely affected by these or other social and political uncertainties or change, military activity, health-related risks, acts of terrorism or natural disasters. Additionally, as the overall population of India is large, and the cities in which we operate are dense, the impact of any such occurrences could have a disproportionate adverse effect on our operations.
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
Additionally, effective January 1, 2022, we modified our operating model to report under three industries, which are our reportable segments. The new operating model was designed to strengthen Huron's go-to-market strategy and support our growth. The full implementation across all areas of our business to effect this change may take place over several years. If we do not continue to successfully implement and refine this change to our operating model, our business and results of operation may be negatively impacted.
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
Additionally, regulatory and legislative changes in these industries, or executive actions impacting these industries, could reduce the demand for our services, decrease our competitive position or potentially render certain of our service offerings obsolete, change client buying patterns or decision making or require us to make unplanned modifications to our service offerings, which could require additional time and investment. If we fail to accurately anticipate the application of the laws and regulations affecting our clients and the industries they serve, if anticipated changes in regulation or regulatory uncertainty impact client buying patterns, or if such laws,regulations, and executive actions decrease our competitive position or limit the applicability of our service offerings, our results of operations and financial condition could be adversely impacted. Similarly, certain of our healthcare and education clients may experience or anticipate experiencing financial distress or face complex challenges as a result of general economic conditions, operations-specific reasons or uncertainty in regulatory schemes. Such clients may not have the financial resources or stakeholder support to start new projects or to continue existing projects.
Specifically with respect to healthcare, many healthcare laws are complex and their application to us, our clients, or the specific services and relationships we have with our clients are not always clear. In addition, federal and state legislatures have periodically introduced programs to reform or amend the U.S. healthcare system at both the federal and state level, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and continue to consider further significant reforms. Due to the significant implementation issues arising under these laws and potential new legislation or amendments to existing legislation, it is unclear what long-term effects they will have on the healthcare industry and in turn on our business, financial condition, and results of operations. Our failure to accurately anticipate the application of new laws and regulations, or our failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business.
There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of healthcare and education organizations, such as reimbursement policies for healthcare and research-related expenses, student loan policies or regulations, federal and state budgetary considerations, increased taxes, internal stakeholders’ views of engaging third-party consultants, consolidation in either industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications of our products and services (which would require additional time and investment) or we could suffer reductions in demand for our products and services as a result of changes in regulations affecting either industry, such as changes in the way that healthcare organizations are paid for their services (e.g., based on patient outcomes instead of services provided), changes to Medicare or Medicaid reimbursements, changes to cost rates or reimbursement rates applicable to research grants, or a decline in the level of federal or state grant spending in general. Levels of government spending are difficult to predict and subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions will present for the healthcare and education industries generally. Pressures on and uncertainty surrounding the U.S. federal and state governments' budgets, and potential changes in budgetary priorities and spending levels, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers.
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
Terminations of engagements, cancellations of portions of the project plan, delays in the work schedule, or reductions in fees could result from factors unrelated to our services. When engagements are terminated or reduced, we lose the associated future revenues, and we may not be able to recover associated costs and investments or redeploy the affected employees in a timely manner to minimize the negative impact. In addition, our clients’ ability to terminate engagements with little or no notice and without penalty makes it difficult to predict our operating results in any particular fiscal period.

Conflicts of interest could preclude us from accepting engagements thereby causing decreased utilization and revenues.
We provide services in connection with bankruptcy and other proceedings that usually involve sensitive client information and frequently are adversarial. In connection with bankruptcy proceedings, we are required by law to be “disinterested” and may not be able to provide multiple services to a particular client. In addition, our engagement agreement with a client or other business reasons may preclude us from accepting engagements from time to time with the client's competitors or adversaries. Moreover, in many industries in which we provide services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of companies that may seek our services and increase the chances that we will be unable to accept new engagements as a result of conflicts of interest. If we are unable to accept new engagements for any reason or must withdraw from an existing engagement as a result of an emerging or undetected conflict of interest, our consultants may become underutilized, which would adversely affect our revenues and results of operations in future periods.
Our ability to maintain and attract new business depends upon our reputation, the professional reputation of our revenue-generating employees, and the quality of our services.
As a professional services firm, our ability to secure new engagements depends heavily upon our reputation and the individual reputations of our professionals. Any factor that diminishes our reputation or that of our employees, including association with certain clients or industries, not meeting client expectations or misconduct by our employees, could make it substantially more difficult for us to attract new engagements and clients. Similarly, because we obtain many of our new engagements from former or current clients, or from referrals by those clients, or by law firms that we have worked with in the past, any client that questions the quality of our work or that of our consultants could impair our ability to secure additional new engagements and clients.
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
We depend on the use of sophisticated technologies and systems. Many of our practices provide services that are increasingly dependent on the use of software applications and systems that we do not own and which could become unavailable. Moreover, our technology platforms will require continuing investments by us in order to expand existing service offerings and develop complementary services. For example, we have subscription-based offerings that require us to incur costs associated with upgrades and maintenance that could impact profit margins associated with those offerings and related services. Our future success depends on our ability to adapt our services and infrastructure while continuing to improve the performance, features, security, and reliability of our services in response to the evolving demands of the marketplace.
Adverse changes to our relationships with key third-party vendors or the business of our key third-party vendors could unfavorably impact our business.
A portion of our services and solutions depend on technology or software provided by third-party vendors. Some of these third-party vendors refer potential clients to us, and others require that we obtain their permission prior to accessing their software while performing services for our clients. These third-party vendors could terminate their relationship with us without cause and with little or no notice, which could limit our service offerings and harm our financial condition and operating results. Moreover, if third-party technology or software that is important to our business does not continue to be available or utilized within the marketplace, or if the services that we provide to clients are no longer relevant in the marketplace, our business may be unfavorably impacted. In addition, if a third-party vendor’s business changes, is reduced, fails to adapt to changing market demands, or experiences system failures, service interruptions, or security breaches, it could adversely affect our business. Additionally, our third parties may depend on their own third-party vendors, which would be fourth parties to Huron. We generally do not have direct contact, oversight, contracts, sometimes knowledge, of these fourth parties. If a fourth party were to be breached, we would be reliant upon our third party to provide information and manage the incident.
We could experience system failures, service interruptions, or security breaches that could negatively impact our business.
Our organization is comprised of employees who work on matters throughout the United States and around the world. Our technology platform is a “virtual office” from which we all operate. We may be subject to disruption to our operating systems from technology events that are beyond our control, including the possibility of failures at third-party data centers, disruptions to the internet, natural disasters, power losses, and malicious attacks. In addition, despite the implementation of security measures, our infrastructure and operating systems, including the internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses or malware, programming errors, denial-of-service attacks, cyberattacks, or other attacks by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. While we have taken and are taking reasonable steps to prevent and mitigate the damage of such events, including implementation of system security measures, information backup, disaster recovery processes, and crisis response plans, and where possible, obtaining insurance against such events, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks. We will need to continue to invest in technology in order to achieve redundancies necessary to prevent service interruptions. Unauthorized access to our systems as a result of a security breach, the failure of our systems, or the loss of data could result in legal claims or proceedings, liability, or regulatory penalties and disrupt operations, which could adversely affect our business and financial results. In addition, our clients and their third-party service providers are subject to technology failures, disruptions, malicious activity and cyberattacks, the result of which could cause a disruption in our ability to deliver services or to yield positive outcomes for our clients as well as potentially impact our network and systems. If such circumstances were to occur, our consultants may become underutilized, which could adversely affect our revenues and results of operations in future periods. Furthermore, these events could impact the confidentiality, integrity, or availability of our systems.
There can be no guarantee that our preventative and remediation efforts will be sufficient to protect the Company's information systems, information, and other assets from significant harm and that potential future cybersecurity incidents will not have a material adverse effect on the Company or our results of operations or financial condition or cause reputational or other harm to the Company. For more information regarding the Company's cybersecurity risk management, see Item 1C of this Annual Report on Form 10-K.
Issues related to the use of AI may result in reputational harm or liability that could adversely impact our business.
As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. We incorporate AI solutions into some of our information platforms, products and services, and these technologies may become increasingly important to our operations over time. AI technologies are complex and rapidly evolving and the technologies that we use or develop may ultimately be flawed or we may be unable to leverage AI capabilities as quickly as the market and our clients demand. Additionally, leveraging AI capabilities to potentially improve our information platforms, products and services presents further risks and challenges. If we experience an actual or perceived breach of privacy or security incident because of the use of AI, we may lose valuable sensitive or confidential client or employee data which could damage our reputation. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by impacting our relationships with customers, partners, and third-party vendors, by producing inaccurate outcomes based on flaws in the underlying data, or other unintended results.
While we have taken and are taking reasonable steps to prevent and mitigate risks, further incorporating AI gives rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed (including potential liability for breaching intellectual property or privacy rights or laws). While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings.
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

In providing services to clients, we may manage, utilize, and store sensitive or confidential client or employee data, including personal data and protected health information. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information, including the Health Insurance Portability and Accountability Act (HIPAA), and international laws such as the European Union's General Data Protection Regulation (GDPR). In addition, many states, U.S. federal governmental authorities and non-U.S. jurisdictions have adopted, proposed or are considering adopting or proposing, additional data security and/or data privacy statutes or regulations. Continued governmental focus on data security and privacy may lead to additional legislative and regulatory action, which could increase the complexity of doing business. The increased emphasis on information security and the requirements to comply with applicable U.S. and foreign data security and privacy laws and regulations may increase our costs of doing business and negatively impact our results of operations.
These laws and regulations are increasing in complexity and number. If any person, including any of our employees or third-party vendors, negligently disregards or intentionally breaches our established controls or contractual obligations with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. We maintain certain insurance coverages for cybersecurity incidents through our professional liability insurance policy, in amounts we believe to be reasonable and at a cost that is included in our general insurance premiums, but the policy limits and the breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of legal defense.
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
Our engagements typically involve complex analyses and the exercise of professional judgment. As a result, we are subject to the risk of professional liability. From time to time, lawsuits with respect to our work are pending. Litigation alleging that we performed negligently or breached any other obligations could expose us to significant legal liabilities and, regardless of the outcome, is often very costly, could distract our management, could damage our reputation, and could harm our financial condition and operating results. We also face increased litigation risk as a result of an expanded workforce and should litigation arise, our potential liability may increase as our projects expand in size, breadth, and complexity. In addition, certain of our engagements, including interim management engagements and corporate restructurings, involve greater risks than other consulting engagements. We are not always able to include provisions in our engagement agreements that are designed to limit our exposure to legal claims relating to our services. While we attempt to identify and mitigate our exposure with respect to liability arising out of our consulting engagements, these efforts may be ineffective and an actual or alleged error or omission on our part or the part of our client or other third parties in one or more of our engagements could have an adverse impact on our financial condition and results of operations. In addition, we carry professional liability insurance to cover many of these types of claims, but the policy limits and the breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of legal defense. For example, we provide services on engagements in which the impact on a client may substantially exceed the limits of our professional liability insurance policy. If we are found to have professional liability with respect to work performed on such an engagement, we may not have sufficient insurance to cover the entire liability.
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
•the introduction of new services by us or our competitors;
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
We have a Third Amended and Restated Security Agreement with Bank of America (the “Security Agreement”) and a Third Amended and Restated Pledge Agreement (the “Pledge Agreement”) associated with our Third Amended and Restated Credit Agreement, dated as of November 15, 2022 (as amended to date, the “Amended Credit Agreement”). Pursuant to the Security Agreement and to secure our obligations under the Amended Credit Agreement, we granted our lenders a first-priority lien, subject to permitted liens, on substantially all of the personal property assets that we and the subsidiary grantors own. Pursuant to the Pledge Agreement, we granted our lenders a security interest in 100% of the stock or other equity interests in all domestic subsidiaries and 65% of the stock or other equity interests in each “material first-tier foreign subsidiaries” (as defined in the Pledge Agreement) entitled to vote and 100% of the stock or other equity interests in each material first-tier foreign subsidiary not entitled to vote. If we default on our obligations under the Amended Credit Agreement, our lenders could accelerate our indebtedness and may be able to exercise their liens on the equity interests subject to the Pledge Agreement and their liens on substantially all of our assets and the assets of our subsidiary grantors, which would have a material adverse effect on our business, operations, financial condition, and liquidity. In addition, the covenants contained in the Amended Credit Agreement impose restrictions on our ability to engage in certain activities, such as the incurrence of additional indebtedness, certain investments, certain acquisitions and dispositions, and the payment of dividends.

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable-rate debt, and adversely affect our financial results.
As of December 31, 2024, we have a $600 million senior secured revolving credit facility (the “Revolver”) and a $275 million senior secured term loan facility (the “Term Loan”), both of which fully mature on November 15, 2027. As of December 31, 2024, we had outstanding indebtedness of $357.7 million, of which $93.0 million was outstanding under the Revolver and $264.7 million was outstanding under the Term Loan. Our ability to make scheduled payments of the principal, to pay interest, or to refinance our indebtedness, depends on our future performance. If we are unable to generate cash flow from operations sufficient to satisfy our obligations under our current indebtedness and any future indebtedness, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance our current indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the current indebtedness or future indebtedness.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences such as exposing us to the risk of increased interest rates because our borrowings are at variable interest rates; making us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation; or reducing our capacity to obtain additional financing and flexibility in planning for, or reacting to, changes in our business and our industry. Under the Amended Credit Agreement, we are obligated to pay interest, at our option, at either one, three or six month Term SOFR or, in the case of the Revolver, at an alternate base rate, in each case plus an applicable margin. SOFR is a relatively new reference rate, has a very limited history and is based on short-term repurchase agreements backed by Treasury securities. Changes in SOFR can be volatile and difficult to predict, and there is no assurance that SOFR will perform similarly to the way LIBOR, our previous benchmark rate, would have performed at any time. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.
Risks Related to Asset Impairment
Our goodwill and other intangible assets represent a substantial amount of our total assets, and we may be required to recognize a non-cash impairment charge for these assets if the performance of one or more of our reporting units falls below our expectations.
Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2024, goodwill and other intangible assets totaled $704.8 million, or 52%, of our total assets. Goodwill results from our business acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Intangible assets other than goodwill represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets primarily consist of customer relationships, trade names, technology and software and non-competition agreements, all of which were acquired through business acquisitions. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During 2024, 2023 and 2022, we did not record any impairment charges on our goodwill or other intangible assets.
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
Since 2014, we have invested $40.9 million, in the form of 1.69% convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education. Our investment is carried at its fair value of $62.3 million as of December 31, 2024, with unrealized holding gains and losses reported in other comprehensive income. As of December 31, 2024, our investment in Shorelight is in an unrealized gain position. If the investment were to be in an unrealized loss position due to significant credit deterioration of Shorelight, we would recognize an allowance to decrease the carrying value of the investment to the fair value, which may be reversed in the event that the credit of Shorelight improves. As of December 31, 2024, we have not recognized any credit allowance on our investment. In the future, if there are adverse developments in Shorelight's business that may be the result of events within or outside of Shorelight's control, we may incur impairment charges with respect to our convertible debt investment, which could materially impact our results of operations.
In 2019, we invested $5.0 million, in the form of preferred stock, in a hospital-at-home company. Since our initial investment, we have recognized cumulative unrealized gains of $28.6 million and cumulative unrealized losses of $26.3 million. Our investment is carried at its fair value of $7.4 million as of December 31, 2024, with unrealized holding gains and losses reported in our results of operations when an observable price change for preferred stock issued by the company with similar rights and preferences to our preferred stock investment occurs. As of December 31, 2024, our investment in the company is in a net unrealized gain position. If there is significant deterioration in the earnings performance, credit rating, or business prospects of the company, or a significant adverse change in the regulatory, economic, or technological environment of the company, we would evaluate our investment for impairment. If during such evaluation it was determined that the fair value of our investment was below its carrying value, we would recognize an additional unrealized loss for such difference, which could materially impact our results of operations.
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
•changes in laws and regulations or uncertainty in regulatory schemes;
•political unrest, war, terrorism, geopolitical uncertainties, trade policies and sanctions, including the ongoing repercussions of the conflicts between Russia and Ukraine and Israel and Hamas; and
•other economic factors and general business conditions, including inflation and rising interest rates.
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
Changes in U.S. and foreign tax laws could have a material adverse effect on our business, cash flow, results of operations and financial condition.

We are subject to income and other taxes in the U.S. at the state and federal level and also in foreign jurisdictions. Changes in applicable U.S. state, federal or foreign tax laws and regulations, or their interpretation and application, could materially affect our tax expense and profitability.
The overall tax environment remains uncertain and increasingly complex. Future changes in tax laws, treaties or regulations, and their interpretation or enforcement, may be unpredictable, particularly as taxing jurisdictions face an increasing number of political, budgetary and other fiscal challenges. In the U.S., various proposals to change corporate income taxes are periodically considered. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic and other factors outside of our control, making it increasingly difficult for multinational corporations like ourselves to operate with certainty about taxation in many jurisdictions. As a result, we could be materially adversely affected by future changes in tax law or policy (or in their interpretation or enforcement) in the jurisdictions where we operate, including the United States, which could have a material adverse effect on our business, cash flow, results of operations, financial condition, as well as our effective income tax rate.
The Organization for Economic Co-operation and Development has released guidance establishing a global minimum tax of 15% of reported profits applied on a country-by-country basis for multinational entities (“Pillar Two”). As of December 31, 2024, multiple countries in which we operate have enacted legislation to adopt Pillar Two model rule concepts into their domestic laws. The adoption and effective dates of these changes vary by country and increase tax complexity and uncertainty and may adversely affect our provision for income taxes. We currently do not expect a material impact to our tax expense and profitability. We will continue to monitor regulatory developments with respect to this initiative for potential impacts.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.	CYBERSECURITY.
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. Accordingly, the company takes a comprehensive approach to identifying and managing cybersecurity risks that involves the company's Information Security functional team, senior management, and our board of directors in coordination with the Technology and Information Security (“T&IS”) Committee and the Audit Committee of our board of directors. Our cybersecurity risk management function is a component of our overall approach to risk management, including coordination with our Enterprise Risk Management Committee.
Our cybersecurity risks include, among other things: operational risks, malicious attacks, improper employee or contractor access, harm to employees or customers and violation of data privacy, intellectual property or security laws. Although, as of the date of this Form 10-K, Huron has not experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. Further details about the cybersecurity risks we face are described under Item 1A. “Risk Factors.”
We have a cybersecurity program that focuses on implementing risk-based controls, technologies, and other processes. We aim to incorporate industry best practices throughout our cybersecurity program, including the frameworks established by the National Institute of Standards and Technology (“NIST”), the Cybersecurity and Infrastructure Security Agency (“CISA”), and other applicable industry standards. To augment our in-house capabilities, we leverage expertise from professional services firms and/or outside counsel, as needed, to assess our cybersecurity controls, and collaborate on an ever-changing landscape. Our cybersecurity program conforms with ISO/IEC 27001:2022 and our most recent recertification was in 2024.
We use various mechanisms to detect and monitor cybersecurity threats, including monitoring unusual network activity, conducting annual security awareness training for employees, deploying phishing test campaigns, maintaining containment and incident response tools, and reviewing, updating and improving our Incident Response Plan annually. We also conduct tabletop exercises to simulate responses to cybersecurity incidents. During these exercises, our team of cybersecurity professionals collaborate with technical and business stakeholders across the organization to further analyze the risk to the company and form detection, mitigation, and remediation improvements. We also engage third parties, including assessors, consultants, and auditors to assess our cybersecurity control environment and to test the vulnerability of our cybersecurity infrastructure at least annually.
Our risk management program also assesses risks associated with third-party service providers. Such providers are subject to an onboarding process and may be reevaluated periodically. We use a variety of inputs in such risk assessments, including information supplied by the providers themselves and other third parties. In addition, our contracts with our service providers require them to adhere to mutually agreed upon security requirements, controls and responsibilities, as applicable.

Cybersecurity Governance
Our cybersecurity program is overseen by the leaders of our Information Security functional team, which is led by our Chief Information Officer (“CIO”) who has over 30 years of relevant work experience. Prior to joining Huron in 2018, our CIO served in various information security and information technology roles in the professional services industry for several large, public companies and executed large-scale, global implementations of business applications and infrastructure technologies in a manner designed to mitigate cybersecurity risks. Our CIO reports on a quarterly basis to Huron's internal Information Security Management System (“ISMS”) Committee, which has the primary responsibility for assessing and managing material cybersecurity risks. The ISMS Committee, which includes members of our executive and senior leadership teams, our CIO and other functional team leaders, reviews, approves and establishes ISMS specific goals and objectives, reviews policy updates and approves the annual IT risk assessment, which identifies impacts, threats and controls related to IT assets utilized across the enterprise.
Our board of directors, in coordination with its T&IS Committee, oversees the governance of the Company’s technology-related risks, including information security, data protection, cybersecurity, vendor, fraud, and business continuity risks, and technology-related strategies. The T&IS Committee receives quarterly updates from the CIO, including existing and new cybersecurity risks, the management and/or mitigation of such risks, material cybersecurity incidents (if any), and status on key cybersecurity initiatives. Our board also actively participates in discussions with management on cybersecurity-related news events and discusses any updates to our cybersecurity risk management and strategy programs.

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
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “HURN.” As of February 18, 2025, there were 298 registered holders of record of Huron’s common stock. A number of Huron’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of its common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On December 2, 2024, as partial consideration for our acquisition of AXIA Consulting, we issued 98,156 shares of our common stock, par value $0.01 per share, with an aggregate value of $12.2 million. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2024, we reacquired 5,614 shares of common stock with a weighted average fair market value of $111.81 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the second quarter of 2024. The current authorization extends the share repurchase program through December 31, 2025 with a repurchase amount of $500 million, of which $64.5 million remained available as of December 31, 2024. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the year ended December 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
First quarter total	837,443	$99.24	624,698	$23,987,379
Second quarter total	378,120	$90.40	376,493	$89,948,343
Third quarter total	70,168	$109.23	66,354	$82,659,698
October 1, 2024 – October 31, 2024	35,918	$115.25	31,946	$78,947,424
November 1, 2024 – November 30, 2024	25,308	$118.45	24,634	$76,028,121
December 1, 2024 – December 31, 2024	95,277	$122.05	94,309	$64,517,348
Fourth quarter total	156,503	$119.91	150,889	$64,517,348
Full year 2024 total	1,442,234	$99.65	1,218,434	$64,517,348
(1)The number of shares repurchased in the first, second and third quarters of 2024 included 212,745 shares, 1,627 shares, and 3,814 shares, respectively, to satisfy employee tax withholding requirements. Additionally, 3,972 shares in October, 674 shares in November and 968 shares in December were repurchased to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.
(2)As of the end of the period.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related notes appearing under Part II—Item 8. “Financial Statements and Supplementary Data.” The following MD&A contains forward-looking statements and involves numerous risks and uncertainties, including, without limitation, those described under Part I—Item 1A. “Risk Factors” and “Forward-Looking Statements” of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
The following information summarizes our results of operations for 2024, 2023 and 2022; and discusses those results of operations for 2024 compared to 2023. For a discussion of our results of operations for 2023 compared to 2022 refer to Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the United States Securities and Exchange Commission on February 27, 2024.
OVERVIEW
Huron is a global professional services firm that partners with clients to put possible into practice by creating sound strategies, optimizing operations, accelerating digital transformation, and empowering businesses to own their future. By embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
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
•Fixed-fee (including software license revenue): In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. Fixed-fee arrangements also include software licenses for our research administration and compliance software.
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
•Software support, maintenance and subscriptions: Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions including our cloud-based revenue cycle management software and research administration and compliance software. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized.

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
Selling, general and administrative expenses consist primarily of compensation costs for our support personnel, which includes salaries, performance bonuses, share-based compensation, signing and retention bonuses, payroll taxes, benefits and deferred compensation expense attributable to the change in market value of our deferred compensation liability. Changes in the market value of our deferred compensation liability are offset with the changes in market value of investments that are used to fund our deferred compensation liability, which are recorded within other income (expense), net. Also included in selling, general and administrative expenses are third-party professional fees, software licenses and data hosting expenses, rent and other office related expenses, sales and marketing related expenses, recruiting and training expenses, and practice administration and meetings expenses.
Other operating expenses include restructuring charges, other gains and losses, depreciation expense, and amortization expense related to internally developed software costs and intangible assets acquired in business combinations.
Segment Results
Segment operating income consists of the revenues generated by a segment, less operating expenses that are incurred directly by the segment. Unallocated corporate expenses not allocated at the segment level include costs related to administrative functions that are performed in a centralized manner, as well as restructuring charges, depreciation and amortization, and interest expense that are not attributable to a particular segment. The administrative function costs include corporate office support costs, office facility costs, costs related to accounting and finance, human resources, legal, marketing, information technology, and company-wide business development functions, and costs related to overall corporate management.
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
2024 litigation settlement gain: In the second quarter of 2024, we settled a litigation matter in which Huron was the plaintiff for $15.0 million, on a pre-tax basis. This $15.0 million settlement gain was recorded as a component of other gains, net on our consolidated statement of operations. We have excluded from our non-GAAP measures $11.7 million, which is the value of the settlement gain that exceeds the third-party legal costs of $3.3 million incurred during 2024 specific to this litigation matter, as this net gain is not indicative of the ongoing performance of our business. Third-party legal costs incurred for this litigation matter in 2023 and 2022 were $4.0 million and $2.0 million, respectively. Our third-party legal expenses are recorded as a component of selling, general and administrative expenses on our statement of operations.
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
Losses (gains) on sale of business: We exclude the effect of non-operating losses and gains recognized as a result of sales of businesses as they are infrequent, management believes that these items are not indicative of the ongoing performance of our business, and their exclusion permits comparability with periods that were not impacted by such items. The 2024 gain relates to the divestiture of our Studer Education practice in the fourth quarter of 2024.
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

and our Managed Services professionals who provide revenue cycle management and research administration managed services and outsourcing at our healthcare, education and research-focused clients.
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
RESULTS OF OPERATIONS
Executive Highlights
Highlights from the year ended December 31, 2024 include the following:
•Revenues before reimbursable expenses increased 9.1% to $1.49 billion in 2024 from $1.36 billion in 2023.
•Net income as a percentage of total revenues increased to 7.7% in 2024, compared to 4.5% in 2023.
•Adjusted EBITDA as a percentage of revenues before reimbursable expenses increased to 13.5% in 2024 from 12.3% in 2023.
•Diluted EPS increased 96.6% to $6.27 for 2024, compared to $3.19 for 2023. Results for 2024 include a litigation settlement gain related to a completed legal matter in which Huron was the plaintiff, which had a favorable impact of $0.60 on diluted earnings per share in 2024; and results for 2023 include a non-cash unrealized loss related to our investment in a hospital-at-home company, which had an unfavorable impact of $0.99 on diluted earnings per share in 2023.
•Adjusted diluted EPS increased 31.8% to $6.47 for 2024, compared to $4.91 for 2023.
•Net cash provided by operating activities increased 48.8% to $201.3 million for 2024, compared to $135.3 million for 2023.
•Returned $122.2 million shareholders by repurchasing 1,218,434 shares of our common stock in 2024.
Revenues before reimbursable expenses increased $124.0 million, or 9.1%, to $1.49 billion for the year ended December 31, 2024 from $1.36 billion for the year ended December 31, 2023. The overall increase in revenues before reimbursable expenses reflects continued strength in demand for both our Consulting and Managed Services capability and Digital capability within our Healthcare and Education segments, and reflects our focus on accelerating growth in our healthcare and education industries. These increases in demand were partially offset by a decrease in demand for Commercial's Digital and Consulting and Managed Services capabilities.
Revenues before reimbursable expenses within our Consulting and Managed Services capability increased 10.5% to $863.9 million in 2024, compared to $782.0 million in 2023; and reflected strengthened demand in our Healthcare and Education segments, partially offset by a decrease in demand in our Commercial segment. The utilization rate within our Consulting capability decreased to 73.6% in 2024, compared to 76.6% in 2023.
Revenues before reimbursable expenses within our Digital capability increased 7.3% to $622.2 million in 2024, compared to $580.0 million in 2023; and reflected strengthened demand in our Healthcare and Education segments, partially offset by a decrease in demand in our Commercial segment. The utilization rate within our Digital capability increased to 76.0% in 2024, compared to 75.3% in 2023.
Our total number of revenue-generating professionals, excluding Managed Services professionals, increased 5.0% to 4,694 as of December 31, 2024, compared to 4,469 as of December 31, 2023, as a result of hiring to support the overall increase in demand for our services. The number of Managed Services professionals increased 45.7% to 1,530 as of December 31, 2024 from 1,050 as of December 31, 2023. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.
Net income increased $54.1 million, or 86.7%, to $116.6 million, or 7.7% of total revenues, for the year ended December 31, 2024 from $62.5 million, or 4.5% of total revenues, for the same period last year. Results for 2024 include an $11.1 million litigation settlement gain, net of tax, recognized in the second quarter of 2024 related to a completed legal matter in which Huron was the plaintiff. Results for 2023 include a non-cash impairment loss of $19.4 million, net of tax, related to our investment in a hospital-at-home company. As a result of the increase in net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, diluted earnings per share increased 96.6% to $6.27 for 2024, compared to $3.19 for 2023. Adjusted diluted earnings per share, which excludes the impact of the litigation settlement gain in 2024 and the non-cash impairment loss on our investment in 2023, increased 31.8% to $6.47 for 2024 from $4.91 for 2023.

Adjusted EBITDA increased $33.8 million, or 20.2%, to $201.2 million, or 13.5% of revenues before reimbursable expenses, in 2024, compared to $167.3 million, or 12.3% of revenues before reimbursable expenses, in 2023.
Net cash provided by operating activities increased 48.8% to $201.3 million in 2024, compared to $135.3 million in 2023. The increase in net cash provided by operating activities primarily related to an increase in cash collections in 2024, a $15 million litigation settlement received in 2024, and a decrease in payments for contractor expenses in 2024 compared to 2023; partially offset by an increase in payments for salaries and related expenses for our revenue-generating professionals, an increase in the amount paid for annual performance bonuses in the first quarter of 2024 compared to the first quarter of 2023, and an increase in payments for selling, general and administrative expenses in 2024 compared to the prior year.
During 2024, we deployed $122.2 million of capital to repurchase 1,218,434 shares of our common stock, representing 6.6% of our common stock outstanding as of December 31, 2023.
Summary of Results
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Year Ended December 31,
	2024	2023	2022
Healthcare:
Revenues before reimbursable expenses	$756,263	$673,989	$534,999
Operating income	$208,928	$172,900	$131,227
Segment operating income as a percentage of segment revenues before reimbursable expenses	27.6%	25.7%	24.5%
Education:
Revenues before reimbursable expenses	$474,221	$429,663	$359,835
Operating income	$108,521	$99,098	$78,924
Segment operating income as a percentage of segment revenues before reimbursable expenses	22.9%	23.1%	21.9%
Commercial:
Revenues before reimbursable expenses	$255,601	$258,408	$237,621
Operating income	$51,198	$54,202	$50,025
Segment operating income as a percentage of segment revenues before reimbursable expenses	20.0%	21.0%	21.1%
Total Huron:
Revenues before reimbursable expenses	$1,486,085	$1,362,060	$1,132,455
Reimbursable expenses	35,720	36,695	26,506
Total revenues	$1,521,805	$1,398,755	$1,158,961

Items not allocated at the segment level:
Unallocated corporate expenses	191,180	175,206	136,459
Other gains, net	(14,466)	(444)	(218)
Restructuring charges	7,590	8,204	3,686
Depreciation and amortization	15,524	17,886	20,271
Operating income	168,819	125,348	99,760
Other income (expense), net	(14,803)	(41,453)	8,817
Income before taxes	154,016	83,895	108,577
Income tax expense	37,390	21,416	33,025
Net income	$116,626	$62,479	$75,552
Earnings per share
Basic	$6.52	$3.32	$3.73
Diluted	$6.27	$3.19	$3.64

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Year Ended December 31,
	2024	2023	2022
Other Operating Data:
Number of revenue-generating professionals by segment (at period end)(1):
Healthcare	1,218	1,126	1,004
Education	1,141	1,080	837
Commercial(2)	2,335	2,263	2,116
Total (excluding Managed Services)	4,694	4,469	3,957
Managed Services(3)	1,530	1,050	875
Total	6,224	5,519	4,832

Revenues before reimbursable expenses by capability:
Consulting and Managed Services(4)(5)	$863,859	$782,020	$637,994
Digital	622,226	580,040	494,461
Total	$1,486,085	$1,362,060	$1,132,455

Number of revenue-generating professionals by capability (at period end)(6):
Consulting(4)(7)	1,729	1,598	1,419
Managed Services(4)(7)	1,530	1,050	875
Digital	2,965	2,871	2,538
Total	6,224	5,519	4,832

Utilization rate by capability(8):
Consulting	73.6%	76.6%	75.2%
Digital	76.0%	75.3%	71.0%
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
(3)We have separately presented the total number of revenue-generating professionals within our Managed Services capabilities of our Healthcare and Education segments. Our Healthcare Managed Services professionals provide revenue cycle billing, collections, insurance verification and change integrity services to clients. Our Education Managed Services professionals provide research administration managed services and outsourcing at our education and research-focused clients. See footnote 7 below for additional information on the number of Managed Services professionals within our Healthcare and Education segments.
(4)During the first quarter of 2024, we reclassified one of the offerings within Education's Consulting capability to Education's Managed Services capability. This reclassification did not impact the aggregate revenues before reimbursable expenses for any period, and the prior period Education Managed Services capability revenues before reimbursable expenses and headcount in the following footnotes have been revised for consistent presentation.
(5)Managed Services capability revenues before reimbursable expenses within our Healthcare segment was $77.5 million, $70.1 million and $67.6 million for the years ended 2024, 2023 and 2022, respectively.
Managed Services capability revenues before reimbursable expenses within our Education segment was $28.2 million, $29.6 million and $30.6 million for the years ended 2024, 2023 and 2022, respectively.
(6)During the fourth quarter of 2024, we revised the presentation of our revenue-generating professionals by capability to separately present our revenue-generating professionals in our Consulting capability from our revenue-generating professionals in our Managed Services capability. This change in presentation did not impact the headcount by capability for any period, and the prior period headcount has been revised for consistent presentation.
(7)The number of Managed Services professionals within our Healthcare segment was 1,420, 924 and 715 as of December 31, 2024, 2023 and 2022, respectively.

The number of Managed Services professionals within our Education segment was 110, 126 and 160 as of December 31, 2024, 2023 and 2022, respectively.
(8)Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.
Non-GAAP Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Year Ended December 31,
	2024	2023	2022
Revenues before reimbursable expenses	$1,486,085	$1,362,060	$1,132,455
Reimbursable expenses	35,720	36,695	26,506
Total revenues	$1,521,805	$1,398,755	$1,158,961
Net income	$116,626	$62,479	$75,552
Net income as a percentage of total revenues	7.7%	4.5%	6.5%
Add back:
Income tax expense	37,390	21,416	33,025
Interest expense, net of interest income	25,347	19,573	11,883
Depreciation and amortization	25,663	25,672	28,233
EBITDA	205,026	129,140	148,693
Add back:
Restructuring charges	9,913	11,550	9,909
2024 litigation settlement gain	(11,701)	—	—
Other losses (gains), net	804	(444)	(193)
Transaction-related expenses	2,861	357	50
Unrealized loss (gain) on preferred stock investment	—	26,262	(26,964)
Gain on sale of business	(3,597)	—	—
Foreign currency transaction losses (gains), net	(2,138)	476	(655)
Adjusted EBITDA	$201,168	$167,341	$130,840
Adjusted EBITDA as a percentage of revenues before reimbursable expenses	13.5%	12.3%	11.6%

Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Year Ended December 31,
	2024	2023	2022
Net income	$116,626	$62,479	$75,552
Weighted average shares - diluted	18,613	19,601	20,746
Diluted earnings per share	$6.27	$3.19	$3.64
Add back:
Amortization of intangible assets	6,517	8,219	11,198
Restructuring charges	9,913	11,550	9,909
2024 litigation settlement gain	(11,701)	—	—
Other losses (gains), net	804	(444)	(193)
Transaction-related expenses	2,861	357	50
Unrealized loss (gain) on preferred stock investment	—	26,262	(26,964)
Gain on sale of business	(3,597)	—	—
Tax effect of adjustments	(977)	(12,175)	1,590
Total adjustments, net of tax	3,820	33,769	(4,410)
Adjusted net income	$120,446	$96,248	$71,142
Adjusted weighted average shares - diluted	18,613	19,601	20,746
Adjusted diluted earnings per share	$6.47	$4.91	$3.43

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenues before Reimbursable Expenses
Revenues before reimbursable expenses by segment and capability for the years ended December 31, 2024 and 2023 were as follows:

Revenues before Reimbursable Expenses (in thousands)	Year Ended December 31,		Increase / (Decrease)
	2024	2023	$	%
Segment:
Healthcare	$756,263	$673,989	$82,274	12.2%
Education	474,221	429,663	44,558	10.4%
Commercial	255,601	258,408	(2,807)	(1.1)%
Total revenues before reimbursable expenses	$1,486,085	$1,362,060	$124,025	9.1%

Capability:
Consulting and Managed Services	$863,859	$782,020	$81,839	10.5%
Digital	622,226	580,040	42,186	7.3%
Total revenues before reimbursable expenses	$1,486,085	$1,362,060	$124,025	9.1%
Revenues before reimbursable expenses increased $124.0 million, or 9.1%, to $1.49 billion for the year ended December 31, 2024 from $1.36 billion for the year ended December 31, 2023. The overall increase in revenues before reimbursable expenses reflects continued strength in demand for both our Consulting and Managed Services capability and Digital capability within our Healthcare and Education segments, and reflects our focus on accelerating growth in the healthcare and education industries. These increases in demand were partially offset by a decrease in demand for our Digital and Consulting and Managed Services capabilities within our Commercial segment. Additional information on our revenues before reimbursable expense by segment follows.

•Healthcare revenues before reimbursable expenses increased $82.3 million, or 12.2%, driven by continued strength in demand for our performance improvement, revenue cycle managed services, culture and organizational excellence and strategy and innovation solutions within our Consulting and Managed Services capability and our technology and analytics services within our Digital capability. These increases in demand were partially offset by a decrease in demand for our financial and capital advisory solution within our Consulting and Managed Services capability. Revenues before reimbursable expenses for the year ended December 31, 2024 included $0.6 million of incremental revenues before reimbursable expenses from our acquisition of Roundtable Analytics completed in September 2023.
On December 31, 2024, we completed the divestiture of our Studer Education practice within our Healthcare segment. This business generated revenues before reimbursable expenses of $13.7 million and $12.3 million in 2024 and 2023, respectively. The Studer Education practice was not significant to our consolidated financial statements and did not qualify as a discontinued operation for reporting under GAAP.
The number of revenue-generating professionals within our Healthcare segment, excluding Managed Services professionals, grew 8.2% to 1,218 as of December 31, 2024, compared to 1,126 as of December 31, 2023.
•Education revenues before reimbursable expenses increased $44.6 million, or 10.4%, and includes $18.6 million of incremental revenues from our acquisition of Grenzebach Glier and Associates, Inc. (“GG+A”) completed in March 2024. The increase in Education revenues before reimbursable expenses was also driven by continued strength in demand for our technology and analytics services and software products within our Digital capability and our strategy and operations solution within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Education segment, excluding Managed Services professionals, grew 5.6% to 1,141 as of December 31, 2024, compared to 1,080 as of December 31, 2023. Our acquisition of GG+A in March 2024 added approximately 70 revenue-generating professionals.
•Commercial revenues before reimbursable expenses decreased $2.8 million, or 1.1%. Revenues before reimbursable expenses for the year ended December 31, 2024 included $3.1 million of incremental revenues before reimbursable expenses from our acquisition of AXIA Consulting, Inc. (“AXIA Consulting”), which was completed in December 2024. The decrease in revenues before reimbursable expenses was primarily due to the decreases in demand for our strategy and innovation solution within our Consulting and Managed Services capability and our technology and analytics services within our Digital capability, partially offset by an increase in demand for our financial advisory solutions within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Commercial segment, the majority of which provide services across all of our industries, grew 3.2% to 2,335 as of December 31, 2024, compared to 2,263 as of December 31, 2023, including our acquisition of AXIA Consulting in December 2024 which added approximately 130 revenue-generating professionals.
Operating Expenses
Operating expenses for the year ended December 31, 2024 increased $79.6 million, or 6.2%, over the year ended December 31, 2023.
Operating expenses and operating expenses as a percentage of revenues before reimbursable expenses were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues before reimbursable expenses)	Year Ended December 31,				Increase / (Decrease)
	2024		2023
Direct costs	$1,010,077	68.0%	$942,697	69.2%	$67,380
Reimbursable expenses	35,715	2.4%	36,766	2.7%	(1,051)
Selling, general and administrative expenses	286,655	19.3%	257,932	18.9%	28,723
Other gains, net	(14,196)	(1.0)%	(444)	—%	(13,752)
Restructuring charges	9,913	0.7%	11,550	0.8%	(1,637)
Depreciation and amortization	24,822	1.7%	24,906	1.8%	(84)
Total operating expenses	$1,352,986	91.0%	$1,273,407	93.5%	$79,579

Direct Costs
Direct costs increased $67.4 million, or 7.1%, to $1.01 billion for the year ended December 31, 2024 from $942.7 million for the year ended December 31, 2023. The $67.4 million increase primarily related to a $79.1 million increase in compensation costs for our revenue-generating professionals and a $4.0 million increase in technology costs, partially offset by a $14.4 million decrease in contractor expenses. The $79.1 million increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to a $76.7 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2024 and a $5.5 million increase in performance bonus expense; partially offset by a $2.8 million decrease in signing, retention and other bonus expense. As a percentage of revenues before reimbursable expenses, direct costs decreased to 68.0% during 2024, compared to 69.2% during 2023, primarily attributable to the decrease in contractor expenses and revenue growth that outpaced the increase in performance bonus expense for our revenue-generating professionals; partially offset by an increase in salaries and related expenses for our revenue-generating professionals, as a percentage of revenues before reimbursable expenses.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $28.7 million, or 11.1%, to $286.7 million for the year ended December 31, 2024 from $257.9 million for the year ended December 31, 2023. The $28.7 million increase primarily related to a $16.1 million increase in non-payroll costs, driven by a $5.9 million increase in software and data hosting expenses, a $3.3 million increase in practice administration and meetings expenses, a $2.7 million increase in bad debt expense, and a $1.3 million increase in promotion and marketing expenses, partially offset by a $1.3 million decrease in training expenses. Additionally, selling, general and administrative expenses increased $12.7 million due to an increase in compensation costs for our support personnel driven by a $14.5 million increase in salaries and related expenses and a $1.2 million increase in performance bonus expense; partially offset by a $1.6 million decrease in share-based compensation expense and a $1.2 million decrease in signing, retention and other bonus expense. As a percentage of revenues before reimbursable expenses, selling, general and administrative expenses increased to 19.3% during 2024, compared to 18.9% during 2023. This increase was primarily attributable to increases in salaries and related expenses for our support personnel and software and data hosting expenses, as percentages of revenues before reimbursable expenses; partially offset by a decrease in share-based compensation expense for our support personnel.
Other Gains, Net
Other gains, net totaled $14.2 million for the year ended December 31, 2024 and $0.4 million for the year ended December 31, 2023. The $14.2 million of other gains, net for the year ended December 31, 2024 primarily consisted of a pre-tax $15.0 million litigation settlement gain for a completed legal matter in which Huron was the plaintiff and $0.5 million of net remeasurement gains to decrease the fair value of our contingent consideration liabilities related to business combinations. The $0.4 million of other gains, net for the year ended December 31, 2023 primarily consisted of net remeasurement gains to decrease the fair value of our contingent consideration liabilities related to business combinations.
See Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Restructuring Charges
Restructuring charges for the year ended December 31, 2024 were $9.9 million, compared to $11.6 million for the year ended December 31, 2023. During 2024, we exited our office space previously occupied by GG+A and a portion of our office space in New York, New York resulting in non-cash impairment charges of $1.4 million and $1.2 million, respectively, on the related right-of-use operating lease assets and fixed assets. Additionally, we exited the remaining portion of our office space in Denver, Colorado resulting in $0.5 million of accelerated depreciation and amortization on the related fixed assets and right-of-use operating lease assets we abandoned. Furthermore, in the fourth quarter of 2024, we completed the divestiture of our Studer Education practice and incurred $1.3 million of restructuring charges, consisting of $1.0 million of transaction-related employee payments and $0.3 million of third-party legal and professional advisory fees. Restructuring charges incurred in 2024 also included $2.3 million of severance-related expenses unrelated to the divestiture; $2.3 million of rent and related expenses, net of sublease income, for previously vacated office spaces; and $0.8 million related to non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces.

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
Depreciation and Amortization
Depreciation and amortization expense decreased $0.1 million, or 0.3%, to $24.8 million for the year ended December 31, 2024, compared to $24.9 million for the year ended December 31, 2023. The $0.1 million decrease in depreciation and amortization expense was primarily attributable to a decrease in amortization of intangible assets, largely offset by an increase in amortization of internally developed software.
Operating Income
Operating income increased $43.5 million to $168.8 million for the year ended December 31, 2024 from $125.3 million for the year ended December 31, 2023. Operating margin, which is defined as operating income expressed as a percentage of revenues before reimbursable expenses, increased to 11.4% for 2024, compared to 9.2% for 2023.
Operating income and operating margin for each of our segments as well as unallocated corporate expenses were as follows:

Segment Operating Income (in thousands, except operating margin percentages)	Year Ended December 31,				Increase / (Decrease)
	2024		2023
Healthcare	$208,928	27.6%	$172,900	25.7%	$36,028
Education	$108,521	22.9%	$99,098	23.1%	$9,423
Commercial	$51,198	20.0%	$54,202	21.0%	$(3,004)

Unallocated Corporate Expenses (in thousands)
Unallocated corporate expenses	$191,180		$175,206		$15,974
•Healthcare operating income increased $36.0 million, or 20.8%, primarily due to the increase in revenues before reimbursable expenses and a decrease in contractor expenses; partially offset by increases in compensation costs for our revenue-generating professionals, practice administration and meetings expenses, technology costs, bad debt expense, and promotion and marketing expenses. The increases in compensation costs for our revenue-generating professionals were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2024, an increase in performance bonus expense, and an increase in share-based compensation expenses; partially offset by a decrease in signing, retention and other bonus expense. Healthcare operating margin increased to 27.6% from 25.7% primarily due to the decrease in contractor expenses; partially offset by an increase in practice administration and meetings expenses, as a percentage of revenues before reimbursable expenses.
•Education operating income increased $9.4 million, or 9.5%, primarily due to the increase in revenues before reimbursable expenses as well as decreases in training expenses and contractor expenses; partially offset by increases in compensation costs for our revenue-generating professionals and support personnel and amortization of capitalized software development costs. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2024; partially offset by decreases in performance bonus expense and share-based compensation expense for our revenue-generating professionals. The increase in amortization of capitalized software development costs primarily relates to the redesign of Huron Research Suite that successfully went live in 2024 and reflects our focus on advancing our Education software products. Education operating margin decreased to 22.9% from 23.1% primarily driven by an increase in salaries and related expenses for our revenue-generating professionals, as a percentage of revenues before reimbursable expenses; partially offset by the decrease in performance bonus expense for our revenue-generating professionals.
•Commercial operating income decreased $3.0 million, or 5.5%, primarily due to the decrease in revenues before reimbursable expenses as well as increases in compensation costs for our revenue-generating professionals and software and data hosting expenses; partially offset by decreases in promotion and marketing expenses and restructuring charges. The increase in compensation costs for our revenue-generating professionals was primarily driven by annual salary increases that went into effect in the first quarter of 2024 and an increase in headcount due to the acquisition of AXIA Consulting in the fourth quarter of 2024; partially offset by decreases in signing, retention and other bonus expense and performance bonus expense for our revenue-generating professionals. Commercial operating margin decreased to 20.0% from 21.0% primarily driven by the increase in salaries and related expenses for our revenue-generating professionals; partially offset by a decrease in promotion and marketing expenses, as a percentage of revenues before reimbursable expenses.
•Unallocated corporate expenses increased $16.0 million, or 9.1%, primarily due to increases in compensation costs for our support personnel and software and data hosting expenses. The increase in compensation costs for our support personnel was primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2024 and an increase in performance bonus expense; partially offset by decreases in share-based compensation expense and signing, retention and other bonus expense.
Other Income (Expense), Net
Interest expense, net of interest income increased $5.8 million to $25.3 million for the year ended December 31, 2024 from $19.6 million for the year ended December 31, 2023, which was primarily attributable to higher levels of borrowing and higher interest rates under our Amended Credit Facility in 2024 compared to 2023. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income (expense), net increased $32.4 million to income of $10.5 million for the year ended December 31, 2024 from expense of $21.9 million for the year ended December 31, 2023. In 2024, we recognized a $4.6 million gain for the market value of our investments that are used to fund our deferred compensation liability, a $3.6 million gain related to the divestiture of our Studer Education practice, and $2.1 million of foreign currency transaction gains. In 2023, we recognized a non-cash impairment loss of $26.3 million on our preferred stock investment in a hospital-at-home company and $0.5 million of foreign currency transaction losses, which were partially offset by a $4.8 million gain for the market value of our investments that are used to fund our deferred compensation liability. The gains recognized in 2024 and 2023 related to the market value of our investments that are used to fund our deferred compensation liability were offset with deferred compensation expense attributable to the change in the market value of our deferred compensation liability which is recognized as a component of selling, general and administrative expenses on our consolidated statements of operations. See Note 3 "Acquisitions and Divestitures" within the notes to our consolidated financial statements for additional information on the divestiture completed in 2024, Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our preferred stock investment, and Note 15 “Employee Benefit and Deferred Compensation Plans” within the notes to our consolidated financial statements for additional information on our deferred compensation plan.
Income Tax Expense
For the year ended December 31, 2024, our effective tax rate was 24.3% as we recognized income tax expense of $37.4 million on income of $154.0 million. The effective tax rate of 24.3% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the year. This favorable item was partially offset by certain nondeductible expense items.
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
Net Income and Earnings per Share
Net income increased $54.1 million to $116.6 million for the year ended December 31, 2024 from $62.5 million for the year ended December 31, 2023. Net income for the year ended December 31, 2024 includes the $11.1 million litigation settlement gain, net of tax, recognized in the second quarter of 2024 related to a completed legal matter in which Huron was the plaintiff. Net income for the year ended December 31, 2023 includes a non-cash impairment loss of $19.4 million, net of tax, related to our preferred stock investment in a hospital-at-home company. Diluted earnings per share for the year ended December 31, 2024 increased to $6.27, compared to $3.19 for the year ended December 31, 2023, driven by the increase in net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan. The 2024 litigation settlement gain related to a completed legal matter in which Huron was the plaintiff had a favorable impact of $0.60 on diluted earnings per share in 2024, while the 2023 change in fair value of our preferred stock investment in a hospital-at-home company had an unfavorable impact on our diluted earnings per share of $0.99 in 2023.
EBITDA and Adjusted EBITDA
EBITDA increased $75.9 million to $205.0 million for the year ended December 31, 2024 from $129.1 million for the year ended December 31, 2023. The increase in EBITDA was attributable to the increases in Healthcare and Education operating income, excluding segment depreciation and amortization; the $26.3 million non-cash impairment loss related to our preferred stock investment in a hospital-at-home company recognized in 2023; and the pre-tax $15.0 million litigation settlement gain recognized in the second quarter of 2024 for a completed legal matter in which Huron was the plaintiff. These increases to EBITDA were partially offset by the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability.
Adjusted EBITDA increased $33.8 million to $201.2 million for the year ended December 31, 2024 from $167.3 million for the year ended December 31, 2023. The increase in adjusted EBITDA was primarily attributable to the increases in Healthcare and Education operating income, excluding the impact of segment depreciation and amortization and segment restructuring charges; partially offset by the increase in unallocated corporate expenses, excluding the impacts of the change in the market value of our deferred compensation liability and transaction-related expenses.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $24.2 million to $120.4 million for the year ended December 31, 2024, compared to $96.2 million for the year ended December 31, 2023. Adjusted diluted earnings per share increased to $6.47 in 2024, compared to $4.91 in 2023, driven by the increase in adjusted net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $21.9 million, $12.1 million, and $11.8 million at December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

Cash Flows (in thousands):	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$201,319	$135,262	$85,400
Net cash used in investing activities	(79,749)	(36,652)	(20,128)
Net cash used in financing activities	(111,635)	(98,327)	(74,108)
Effect of exchange rate changes on cash	(173)	32	(111)
Net increase (decrease) in cash and cash equivalents	$9,762	$315	$(8,947)
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
Net cash provided by operating activities increased $66.1 million to $201.3 million in 2024 from $135.3 million in 2023. The increase in net cash provided by operating activities primarily related to an increase in cash collections in 2024, a $15 million litigation settlement received in 2024 for a completed legal matter in which Huron was the plaintiff, and a decrease in payments for contractor expenses in 2024 compared to 2023; partially offset by an increase in payments for salaries and related expenses for our revenue-generating professionals, an increase in the amount paid for annual performance bonuses in the first quarter of 2024 compared to the first quarter of 2023, and an increase in payments for selling, general and administrative expenses in 2024 compared to the prior year.
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
Net cash used in investing activities was $79.7 million for 2024 which primarily consisted of $49.5 million for purchases of businesses; $23.9 million for payments related to internally developed software to advance our Healthcare and Education software products; $8.7 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; and $2.6 million for contributions to our life insurance policies. These uses of cash for investing activities were partially offset by $4.7 million of cash received related to the divestiture of our Studer Education practice in the fourth quarter of 2024.
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
We estimate that cash utilized for purchases of property and equipment and software development in 2025 will total approximately $35 million to $40 million; primarily consisting of software development costs, information technology-related equipment to support our corporate infrastructure, and leasehold improvements and furniture and fixtures for certain office locations
Financing Activities
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
Net cash used in financing activities was $111.6 million in 2024. During 2024, we borrowed $743.5 million and made repayments on our borrowings of $709.8 million. The borrowings and repayments during 2024 include the $275.0 million Term Loan proceeds which were used to repay borrowings under the Revolver in the first quarter of 2024. The net borrowings of $33.7 million were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2024. Additionally, during 2024, we paid $123.0 million for the settlement of share repurchases and we reacquired $22.1 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made payments of $1.4 million for debt issuance costs related to the Term Loan. These uses of cash for financing activities were partially offset by $1.8 million of cash received from stock option exercises in 2024.
Net cash used in financing activities was $98.3 million in 2023. During 2023, we borrowed $354.0 million primarily to fund our operations, including our annual performance bonus payments in the first quarter of 2023,and made repayments on our borrowings of $320.0 million. Additionally, in 2023, we paid $122.8 million for the settlement of share repurchases and we reacquired $10.5 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made deferred acquisition payments of $1.5 million to the sellers of certain businesses we acquired. These payments were primarily the result of achieving specified financial performance targets in accordance with the related purchase agreements. These uses of cash for financing activities were partially offset by $2.5 million of cash received from stock option exercises in 2023.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the second quarter of 2024. The current authorization extends the share repurchase program through December 31, 2025 with a repurchase amount of $500 million, of which $64.5 million remains available as of December 31, 2024. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Financing Arrangements
At December 31, 2024, we had $357.7 million outstanding under our Amended Credit Agreement, as discussed below.
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
Fees and interest on borrowings under the Amended Credit Agreement vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, these borrowings will bear interest at one, three or six month Term SOFR or, in the case of the Revolver, an alternate base rate, in each case plus the applicable margin. The applicable margin for borrowings under the Revolver will fluctuate between 1.125% per annum and 1.875% per annum, in the case of Term SOFR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time. The applicable margin for the outstanding principal under the Term Loan will range between 1.625% per annum and 2.375% per annum based upon our Consolidated Leverage Ratio at such time. The fees and interest are subject to further adjustment based upon the Company's performance against specified key performance indicators. Based upon the performance of the Company against those key performance indicators in each Reference Year (as defined in the Amended Credit Agreement), certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees will be made. These annual adjustments will not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however, the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At December 31, 2024 and December 31, 2023, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of December 31, 2024 was 1.39 to 1.00, compared to 1.59 to 1.00 as of December 31, 2023. Our Consolidated Interest Coverage Ratio as of December 31, 2024 was 10.50 to 1.00, compared to 10.85 to 1.00 as of December 31, 2023.
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
Borrowings outstanding under the Amended Credit Agreement at December 31, 2024 and 2023 totaled $357.7 million and $324.0 million, respectively. Of the $357.7 million outstanding as of December 31, 2024, $93.0 million was outstanding under the Revolver and $264.7 million was outstanding under the Term Loan. There were no borrowings outstanding under the Term Loan at December 31, 2023. These borrowings carried a weighted average interest rate of 4.7% at December 31, 2024 and 4.2% at December 31, 2023 including the impact of the interest rate swaps described in Note 12 “Derivative Instruments and Hedging Activity" within the notes to the consolidated financial statements.
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the agreement and outstanding letters of credit. At December 31, 2024 and 2023, we had outstanding letters of credit totaling $0.4 million and $0.5 million, respectively, which are used as security deposits for our office facilities. As of December 31, 2024 and 2023, the unused borrowing capacity under the Revolver was $506.6 million and $275.5 million, respectively.
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
In performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we earn a success fee when and if certain predefined outcomes occur. We recognize revenue under performance-based billing arrangements using the following steps: 1) estimate variable consideration using either the expected value method or the most likely amount method, as appropriate, 2) apply a constraint to the estimated variable consideration to limit the amount that could be reversed when the uncertainty is resolved (the “constraint”), and 3) recognize revenue of estimated variable consideration, net of the constraint, based on work completed to date versus our estimates of the total services to be provided under the engagement. Our estimates are monitored throughout the life of each contract and are based on an assessment of our anticipated performance, historical experience, and other information available at the time. While we believe that the estimates and assumptions we use for revenue recognition for performance-based billing arrangements are reasonable, subsequent changes could materially impact our results of operations.
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
Carrying Values of Goodwill and Other Intangible Assets
We test goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. As of December 31, 2024, we have three reporting units: Healthcare, Education, and Commercial.
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
We determine the fair value of our reporting units using a combination of the income approach and the market approach. For a company such as ours, the income and market approaches will generally provide the most reliable indications of fair value because the value of such companies is dependent on their ability to generate earnings.

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

In the market approach, we utilize the guideline company method, which involves calculating EBITDA multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are evaluated and adjusted based on specific characteristics of the reporting units relative to the selected guideline companies and applied to the reporting units' operating data to arrive at an indication of value.
The following is a discussion of the goodwill impairment test performed during 2024.

Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2024 for our three reporting units: Healthcare, Education, and Commercial. We elected to bypass the qualitative assessment and utilized the quantitative goodwill impairment test to provide an updated fair value for each reporting unit as the most recent valuation quantitative analysis performed was as of January 1, 2022.
For each reporting unit, we reviewed goodwill for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. In estimating the fair value of the reporting units, we relied on a combination of the income approach and the market approach, as discussed above, with a fifty-fifty weighting. Based on the results of the goodwill impairment test, we determined the fair value of the Healthcare, Education, and Commercial reporting units exceeded their carrying value by approximately 105%, 185%, and 335%, respectively. As such, we concluded that there is no indication of goodwill impairment for these three reporting units.
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
The carrying value of goodwill for each of our reporting units as of December 31, 2024 is as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$453,528
Education	144,564
Commercial	80,651
Total	$678,743
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $26.1 million at December 31, 2024 and primarily consist of customer relationships, technology and software, trade names, customer contracts, and non-competition agreements, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges for intangible assets were recorded in 2024.
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
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our senior secured credit facility. At our option, these borrowings will bear interest at one, three or six month Term SOFR or, in the case of the Revolver, an alternate base rate. At December 31, 2024, we had borrowings outstanding under the credit facility totaling $357.7 million that carried a weighted average interest rate of 4.7%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $1.1 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2023, we had borrowings outstanding under the credit facility totaling $324.0 million that carried a weighted average interest rate of 4.2%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $0.7 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of both December 31, 2024 and 2023, the aggregate notional amount of our forward interest rate swap agreements was $250.0 million. The outstanding interest rate swap agreements as of December 31, 2024 are scheduled to mature on a staggered basis through January 31, 2029.
Foreign Currency Risk
We are exposed to foreign currency risk in the ordinary course of business. We have exposure to changes in foreign currency exchange rates between the U.S. Dollar (USD) and the Indian Rupee (INR) related to our operations in India as part of our global delivery model. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses by entering into non-deliverable foreign exchange forward contracts. As of December 31, 2024 and 2023, the aggregate notional amounts of these contracts were INR 1.40 billion, or $16.3 million, and INR 1.38 billion, or $16.6 million, respectively, based on the exchange rates in effect as of each period end. The outstanding foreign exchange forward contracts as of December 31, 2024 are scheduled to mature monthly through December 31, 2025.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign currency exchange rate hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the foreign currency exchange rate between the USD and INR would have an immaterial impact on the fair value of our hedge instruments as of December 31, 2024 and 2023.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of December 31, 2024, the fair value of the investment was $62.3 million, with a total cost basis of $40.9 million. At December 31, 2023, the fair value of the investment was $68.0 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in a privately-held hospital-at-home company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. As of both December 31, 2024 and 2023, the carrying value of the investment was $7.4 million, with a total cost basis of $5.0 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
Securities Trading Plans of Directors and Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our officers and/or directors during the fourth quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Rule 10b5-1 Trading Plan Action	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Shares to be Sold
C. Mark Hussey - Chief Executive Officer, President and Director	Adoption	11/21/2024	11/20/2025	29,363
During the fourth quarter of 2024, none of our officers or directors terminated contracts, instructions or written plans for the sale or purchase of our securities intended to satisfy the affirmative defense condition of Rule 10b5-1(c) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers, Promoters and Control Persons
The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2025 (the “Proxy Statement”) under “Nominees to Board of Directors,” “Directors Not Standing For Election” and “Executive Officers.”
Compliance with Section 16(a) of the Exchange Act
The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Delinquent Section 16(a) Reports.”
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all of our employees, officers and directors. The Code is available on the Corporate Governance page of our website at ir.huronconsultinggroup.com. If we make any amendments to or grant any waivers from the Code which are required to be disclosed under applicable SEC or Nasdaq rules, we will make such disclosures on our website.
Corporate Governance
The information required by this item is incorporated by reference from portions of the Proxy Statement under “Board Meetings and Committees.”
Insider Trading Policy
We have adopted an Insider Trading policy and procedures governing the purchase, sale and/or other disposition of our securities by directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable Nasdaq listing standards. A copy of our Insider Trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

ITEM 11.	EXECUTIVE COMPENSATION.
Executive Compensation
The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Executive Compensation” (excluding “Pay Versus Performance”).

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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information with respect to equity compensation plans approved by shareholders as of December 31, 2024. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders:
2012 Omnibus Incentive Plan(1)	189,203	$69.80	815,308
Stock Ownership Participation Program(2)	—	N/A	235,789
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	189,203	$69.80	1,051,097
(1)Our 2012 Omnibus Incentive Plan was approved by our shareholders at our annual meeting held on May 1, 2012. Subsequent to the initial approval and through December 31, 2024, our shareholders have approved amendments to the 2012 Omnibus Incentive Plan to increase the number of shares authorized for issuance to 5.4 million shares, in the aggregate.
(2)Our Stock Ownership Participation Program was approved by our shareholders at our annual meeting held on May 1, 2015. Subsequent to the initial approval and through December 31, 2024, our shareholders have approved amendments to the Stock Ownership Participation Program to increase the number of shares authorized for issuance to 0.9 million shares, in the aggregate.
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
Director Independence
The information required by this item is incorporated by reference from a portion of the Proxy Statement under “Director Independence.”

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
3.Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, effective May 3, 2024.			DEF 14A		Appendix A	3/22/2024
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc. (as amended on May 15, 2023).			8-K		3.2	5/19/2023
4.1	Specimen Stock Certificate.			S-1 (File No. 333- 115434)		4.1	10/5/2004
4.2	Description of Securities.	X
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).			S-1 (File No. 333- 115434)		10.1	10/5/2004
10.2*	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.			10-K	12/31/2008	10.12	2/24/2009
10.3*	Senior Management Agreement by and between Huron Consulting Group Inc. and John D. Kelly.			8-K		10.1	1/6/2017
10.4	First Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated August 23, 2004.			10-K	12/31/2012	10.17	2/21/2013
10.5	Second Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated March 14, 2007.			10-K	12/31/2012	10.18	2/21/2013
10.6	Third Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated April 2, 2010.			10-K	12/31/2012	10.19	2/21/2013
10.7	Fourth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 31, 2012.			8-K		10.1	1/4/2013
10.8†	Fifth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 1, 2013.			10-K	12/31/2019	10.13	2/26/2020
10.9	Sixth Amendment to Lease by and between Huron Consulting Services LLC and Onni Van Buren Chicago LLC, dated October 3, 2019.			8-K		10.1	10/16/2019
10.10*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement.			10-K	12/31/2012	10.20	2/21/2013

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.11*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Performance Stock Unit Agreement.			10-K	12/31/2014	10.32	2/24/2015
10.12*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Stock Option Agreement.			10-K	12/31/2014	10.33	2/24/2015
10.13*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan NEO Performance Stock Unit Agreement.			10-K	12/31/2014	10.34	2/24/2015
10.14*	Senior Management Agreement by and between Huron Consulting Group Inc. and Ernest W. Torain, Jr.			10-Q	3/31/2020	10.1	4/30/2020
10.15*	Form of Retention Bonus Agreement.			8-K		10.1	4/14/2021
10.16*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Unit Agreement.			10-Q	9/30/2021	10.1	11/2/2021
10.17*	Senior Management Agreement by and between Huron Consulting Group Inc. and James R. Dail Jr.			8-K		10.1	6/7/2022
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
				8-K		10.1	11/16/2022
10.19	Third Amended and Restated Security Agreement, dated as of November 15, 2022.			8-K		10.2	11/16/2022
10.20	Third Amended and Restated Pledge Agreement, dated as of November 15, 2022.			8-K		10.3	11/16/2022
10.21*	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.			8-K/A		10.1	12/29/2022
10.22*	Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth.			8-K/A		10.2	12/29/2022
10.23	Huron Consulting Group Inc. Stock Ownership Participation Program, as amended effective November 23, 2022			10-K	12/31/2022	10.26	2/28/2023
10.24†	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of April 28, 2023, by and among Huron Consulting Group Inc., as Borrower, and PNC Capital Markets LLC, as Sustainability Structuring Agent for and on behalf of the Lenders.			8-K		10.1	5/2/2023
10.25*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated effective December 8, 2023.			10-K	12/31/2023	10.25	2/27/2024

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
10.26†	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of February 26, 2024, by and among Huron Consulting Group Inc., as Borrower, the Lenders Party Thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.			8-K		10.1	2/27/2024
10.27*	Amendment to Huron Consulting Group Inc. Stock Ownership Participation Program, effective May 3, 2024.			DEF 14A		Appendix B	3/22/2024
10.28*	Amendment to Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth			10-Q	3/31/2024	10.1	4/30/2024
19.1	Huron Consulting Group Inc.'s Insider Trading Policy.	X
21.1	List of Subsidiaries of Huron Consulting Group Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
97.1	Huron Consulting Group Inc.'s Compensation Clawback Policy, as amended and restated effective February 14, 2025.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.
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

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ C. MARK HUSSEY	Chief Executive Officer, President and Director	2/25/2025
C. Mark Hussey
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Mark Hussey, John D. Kelly, and Hope Katz, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ C. MARK HUSSEY	Chief Executive Officer, President and Director (Principal Executive Officer)	2/25/2025
C. Mark Hussey

/s/ HUGH E. SAWYER	Non-Executive Chairman of the Board	2/25/2025
Hugh E. Sawyer

/s/ JAMES H. ROTH	Vice Chairman of the Board	2/25/2025
James H. Roth

/s/ JOHN D. KELLY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	2/25/2025
John D. Kelly

/s/ KYLE D. FEATHERSTONE	Chief Accounting Officer (Principal Accounting Officer)	2/25/2025
Kyle D. Featherstone

/s/ JOY T. BROWN	Director	2/25/2025
Joy T. Brown

/s/ H. EUGENE LOCKHART	Director	2/25/2025
H. Eugene Lockhart

/s/ PETER K. MARKELL	Director	2/25/2025
Peter K. Markell

/s/ JOHN F. MCCARTNEY	Director	2/25/2025
John F. McCartney

/s/ EKTA SINGH-BUSHELL	Director	2/25/2025
Ekta Singh-Bushell

/s/ DEBRA ZUMWALT	Director	2/25/2025
Debra Zumwalt

HURON CONSULTING GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huron Consulting Group Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and other comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Fixed-Fee and Healthcare Performance-Based Billing Arrangements
As described in Note 2 to the consolidated financial statements, in fixed-fee billing arrangements, which make up a portion of total revenues of $1.5 billion for the year ended December 31, 2024, the Company agrees to a pre-established fee in exchange for a predetermined set of professional services. As disclosed by management, under fixed-fee arrangements, revenues are recognized based upon work completed to date versus management’s estimates of the total services to be provided under the engagement. Additionally, the Company’s Healthcare practice enters into performance-based billing arrangements whereby fees are tied to the attainment of contractually defined objectives, which make up a portion of total revenues of $1.5 billion for the year ended December 31, 2024. Under performance-based billing arrangements, revenue is recognized based on an estimate of variable consideration and work completed to date versus the estimates of the total services to be provided under the engagement. Variable consideration is estimated using either the expected value method or the most likely amount method, as appropriate, net of a constraint to limit the amount that could be reversed when the uncertainty is resolved.
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
February 25, 2025

We have served as the Company's auditor since 2002.

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$21,911	$12,149
Receivables from clients, net of allowances of $11,575 and $17,284, respectively	197,771	162,566
Unbilled services, net of allowances of $2,203 and $5,984, respectively	160,017	190,869
Income tax receivable	1,355	6,385
Prepaid expenses and other current assets	28,063	28,491
Total current assets	409,117	400,460
Property and equipment, net	21,678	23,728
Deferred income taxes, net	2,546	2,288
Long-term investments	69,712	75,414
Operating lease right-of-use assets	19,176	24,131
Other non-current assets	116,569	92,336
Intangible assets, net	26,076	18,074
Goodwill	678,743	625,711
Total assets	$1,343,617	$1,262,142
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,539	$10,074
Accrued expenses and other current liabilities	26,768	33,087
Accrued payroll and related benefits	247,579	225,921
Current maturities of long-term debt	13,750	—
Current maturities of operating lease liabilities	12,315	11,032
Deferred revenues	26,869	22,461
Total current liabilities	338,820	302,575
Non-current liabilities:
Deferred compensation and other liabilities	42,481	35,665
Long-term debt, net of current portion	342,857	324,000
Operating lease liabilities, net of current portion	29,686	38,850
Deferred income taxes, net	28,446	28,160
Total non-current liabilities	443,470	426,675
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 20,780,928 and 21,316,441 shares issued, respectively	208	212
Treasury stock, at cost, 3,065,633 and 2,852,296 shares, respectively	(160,093)	(142,136)
Additional paid-in capital	177,673	236,962
Retained earnings	531,653	415,027
Accumulated other comprehensive income	11,886	22,827
Total stockholders’ equity	561,327	532,892
Total liabilities and stockholders’ equity	$1,343,617	$1,262,142
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Revenues before reimbursable expenses	$1,486,085	$1,362,060	$1,132,455
Reimbursable expenses	35,720	36,695	26,506
Total revenues	1,521,805	1,398,755	1,158,961
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	1,010,077	942,697	785,881
Reimbursable expenses	35,715	36,766	26,671
Selling, general and administrative expenses	286,655	257,932	209,574
Other gains, net	(14,196)	(444)	(193)
Restructuring charges	9,913	11,550	9,909
Depreciation and amortization	24,822	24,906	27,359
Total operating expenses	1,352,986	1,273,407	1,059,201
Operating income	168,819	125,348	99,760
Other income (expense), net:
Interest expense, net of interest income	(25,347)	(19,573)	(11,883)
Other income (expense), net	10,544	(21,880)	20,700
Total other income (expense), net	(14,803)	(41,453)	8,817
Income before taxes	154,016	83,895	108,577
Income tax expense	37,390	21,416	33,025
Net income	$116,626	$62,479	$75,552
Earnings per share:
Net income per basic share	$6.52	$3.32	$3.73
Net income per diluted share	$6.27	$3.19	$3.64
Weighted average shares used in calculating earnings per share:
Basic	17,894	18,832	20,249
Diluted	18,613	19,601	20,746
Comprehensive income (loss):
Net income	$116,626	$62,479	$75,552
Foreign currency translation adjustments, net of tax	(3,391)	512	(1,890)
Unrealized gain (loss) on investment, net of tax	(4,177)	7,811	(6,146)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(3,373)	(3,615)	9,315
Other comprehensive income (loss)	(10,941)	4,708	1,279
Comprehensive income	$105,685	$67,187	$76,831
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	23,868,918	$239	(2,908,849)	$(135,969)	$413,794	$276,996	$16,840	$571,900
Comprehensive income						75,552	1,279	76,831
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	363,891	4	109,548	6,208	(6,212)			—
Exercise of stock options	36,536	—			1,421			1,421
Share-based compensation					30,991			30,991
Shares redeemed for employee tax withholdings			(153,846)	(7,795)				(7,795)
Share repurchases	(2,037,752)	(20)			(121,288)			(121,308)
Balance at December 31, 2022	22,231,593	$223	(2,953,147)	$(137,556)	$318,706	$352,548	$18,119	$552,040
Comprehensive income						62,479	4,708	67,187
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	338,173	3	124,216	5,956	(5,959)			—
Exercise of stock options	51,266	1			2,523			2,524
Purchase of business	16,337	—			1,646			1,646
Share-based compensation					43,658			43,658
Shares redeemed for employee tax withholdings			(146,390)	(10,536)				(10,536)
Share repurchases	(1,461,815)	(15)			(123,612)			(123,627)
Balance at December 31, 2023	21,175,554	$212	(2,975,321)	$(142,136)	$236,962	$415,027	$22,827	$532,892
Comprehensive income						116,626	(10,941)	105,685
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	587,152	6	81,446	4,128	(4,134)			—
Exercise of stock options	32,986	—			1,832			1,832
Purchases of businesses	185,069	2			20,849			20,851
Share-based compensation					44,237			44,237
Shares redeemed for employee tax withholdings			(223,800)	(22,085)				(22,085)
Other capital contributions					113			113
Share repurchases	(1,218,434)	(12)			(122,186)			(122,198)
Balance at December 31, 2024	20,762,327	$208	(3,117,675)	$(160,093)	$177,673	$531,653	$11,886	$561,327
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$116,626	$62,479	$75,552
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	25,300	24,938	27,359
Non-cash lease expense	6,065	6,321	6,369
Lease-related impairment charges	3,513	6,248	211
Share-based compensation	45,074	45,697	30,971
Amortization of debt discount and issuance costs	1,078	769	1,169
Allowances for doubtful accounts	3,073	421	141
Deferred income taxes	2,613	(6,182)	18,784
Gain on sale of property and equipment, excluding transaction costs	(101)	(64)	(1,111)
Gain on sale of businesses, excluding transaction costs	(4,309)	—	—
Change in fair value of contingent consideration liabilities	(533)	(490)	(359)
Change in fair value of preferred stock investment	—	26,262	(26,964)
Other, net	—	—	6
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients, net	(30,496)	(15,046)	(25,847)
(Increase) decrease in unbilled services, net	31,123	(49,051)	(51,359)
(Increase) decrease in current income tax receivable / payable, net	5,412	(5,139)	7,673
(Increase) decrease in other assets	(8,153)	(6,535)	2,532
Increase (decrease) in accounts payable and other liabilities	(12,228)	(6,948)	(13,466)
Increase (decrease) in accrued payroll and related benefits	16,370	51,022	32,770
Increase (decrease) in deferred revenues	892	560	969
Net cash provided by operating activities	201,319	135,262	85,400
Cash flows from investing activities:
Purchases of property and equipment	(8,651)	(9,444)	(12,547)
Investments in life insurance policies	(2,594)	(3,074)	(872)
Distributions from life insurance policies	—	2,956	3,377
Purchases of businesses, net of cash acquired	(49,503)	(1,613)	(3,448)
Capitalization of internally developed software costs	(23,932)	(25,742)	(11,752)
Proceeds from note receivable	154	154	154
Proceeds from sale of property and equipment	102	111	4,753
Proceeds from divestitures of businesses	4,675	—	207
Net cash used in investing activities	(79,749)	(36,652)	(20,128)
Cash flows from financing activities:
Proceeds from exercises of stock options	1,832	2,524	1,421
Shares redeemed for employee tax withholdings	(22,085)	(10,536)	(7,795)
Share repurchases	(123,006)	(122,757)	(120,393)
Proceeds from bank borrowings	743,500	354,000	314,000
Repayments of bank borrowings	(709,813)	(320,000)	(256,780)
Payments for debt issuance costs	(1,446)	(58)	(2,686)
Deferred payments on business acquisition	(617)	(1,500)	(1,875)
Net cash used in financing activities	(111,635)	(98,327)	(74,108)
Effect of exchange rate changes on cash	(173)	32	(111)
Net increase (decrease) in cash and cash equivalents	9,762	315	(8,947)
Cash and cash equivalents at beginning of the period	12,149	11,834	20,781
Cash and cash equivalents at end of the period	$21,911	$12,149	$11,834
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$5,016	$5,156	$3,784
Common stock issued related to purchases of businesses	$20,851	$1,646	$—
Contingent consideration accrued related to purchases of businesses	$36	$374	$1,185
Note receivable issued related to divestiture of business	$2,250	$—	$—
Share repurchases included in current liabilities	$636	$1,030	$1,107
Excise tax on net share repurchases included in current liabilities	$533	$947	$—
Cash paid during the year for:
Interest	$33,319	$27,006	$12,246
Income taxes	$30,152	$33,849	$13,485
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

1. Description of Business

Huron is a global professional services firm that partners with clients to put possible into practice by creating sound strategies, optimizing operations, accelerating digital transformation, and empowering businesses to own their future. By embracing diverse perspectives, encouraging new ideas and challenging the status quo, we create sustainable results for the organizations we serve.
We provide our services and products and manage our business under three operating segments - Healthcare, Education, and Commercial - which aligns our business by industry. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services, energy and utilities, industrials and manufacturing, and the public sector. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital, which are methods by which we deliver our services and products.
See Note 19 “Segment Information” for a discussion of our three segments.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements reflect the financial position at December 31, 2024 and 2023, and the results of operations and cash flows for the years ended December 31, 2024, 2023, and 2022.
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
We also generate revenues from software licenses for our research administration and compliance software, which is generally recognized in the month in which the software is delivered.
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
•Performance-based: In performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives. We enter into performance-based engagements in essentially two forms. First, we generally earn fees that are directly related to the savings formally acknowledged by the client as a result of adopting our recommendations for improving operational and cost effectiveness in the areas we review. Second, we earn a success fee when and if certain predefined outcomes occur. We recognize revenue under performance-based billing arrangements using the following steps: 1) estimate variable consideration using either the expected value method or the most likely amount method, as appropriate 2) apply a constraint to the estimated variable consideration to limit the amount that could be reversed when the uncertainty is resolved (the “constraint”), and 3) recognize revenue of estimated variable consideration, net of the constraint, based on work completed to date versus our estimates of the total services to be provided under the engagement.
•Software support, maintenance and subscriptions: Clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. We also generate subscription revenue from our cloud-based analytic tools and solutions including our cloud-based revenue cycle management software and research administration and compliance software. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized.
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
Capitalized Sales Commissions
Sales commissions earned by our sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions with an expected amortization period greater than one year are deferred and amortized on a systematic basis that is consistent with the revenue recognition model for the associated contract. We elected to apply the practical expedient to expense sales commissions as incurred when the expected amortization period is one year or less. Amortization expense is recorded to direct costs. During the years ended December 31, 2024, 2023, and 2022, we amortized $0.3 million, $0.2 million, and $0.3 million, respectively, of capitalized sales commissions. Unamortized sales commissions were $0.5 million and $0.4 million as of December 31, 2024 and 2023, respectively.

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
Direct Costs
Direct costs primarily consist of payroll costs for our revenue-generating professionals which includes salaries, performance bonuses, share-based compensation, signing and retention bonuses, payroll taxes and benefits. Direct costs also include fees paid to independent contractors that we retain to supplement our revenue-generating professionals, typically on an as-needed basis for specific client engagements, as well as technology costs, product and event costs, and commissions. Direct costs exclude reimbursable expenses and amortization of intangible assets and software development costs, both of which are separately presented in our consolidated statements of operations. Direct costs are expensed in the period incurred.
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
We classified the convertible debt investment in Shorelight as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. The investment is carried at fair value with unrealized holding gains and losses reported in other comprehensive income. If the investment is in an unrealized loss position due to significant credit deterioration of the investee, we recognize an allowance to decrease the carrying value of the investment to the fair value, which may be reversed in the event that the credit of an issuer improves. In the event there are realized gains and losses or credit allowances recognized, we will record the amount in earnings. We have not realized any gains or losses or recognized any credit allowance on our convertible debt investment as of December 31, 2024. See Note 13 “Fair Value of Financial Instruments” for additional information on our convertible debt investment.
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
Property and Equipment
Property and equipment is recorded at cost, less accumulated depreciation, and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Software, computers, and related equipment are depreciated over a useful life of two to four years. Furniture and fixtures are depreciated over a useful life of five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the initial term of the lease.
Leases
We determine if an arrangement contains a lease and the classification of such lease at inception. As of December 31, 2024 and 2023, all of our material leases are classified as operating leases; we have not entered into any material finance leases. For all operating leases with an initial term greater than 12 months, we recognize an operating lease right-of-use (“ROU”) asset and operating lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Operating lease expense is recognized on a straight-line basis over the lease term and recorded within selling, general and administrative expenses on our consolidated statement of operations. In accordance with our accounting policy for impairment of long-lived assets, operating lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. We evaluate the recoverability of the asset group based on forecasted undiscounted cash flows. See Note 5 “Leases” for additional information on our leases, including the lease impairment charges recorded in 2024, 2023 and 2022.
Software Development Costs
We capitalize internal and external software development costs related to our cloud computing applications and software for internal use, which we account for in accordance with ASC 350-40: Intangibles - Goodwill and Other, Internal-Use Software; and related to software products that will be sold, leased, or marketed, which we account for in accordance with ASC 985: Software-Costs of Software to be Sold, Leased, or Marketed. These capitalized costs are included as a component of other non-current assets on our consolidated balance sheet and the related amortization is recorded to depreciation and amortization on our consolidated statements of operations.
Under ASC 350-40, we capitalize software development costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once the project is substantially complete and ready for its intended use, these costs are amortized on a straight-line basis over the technology's estimated useful life. Acquired technology assets are initially recorded at fair value and amortized on a straight-line basis over the estimated useful life. As of December 31, 2024, gross capitalized internal-use software development costs and related accumulated amortization was $94.3 million and $33.8 million, respectively. As of December 31, 2023, gross capitalized internal-use software development costs and related accumulated amortization was $72.3 million and $26.8 million, respectively. During the years ended December 31, 2024, 2023, and 2022, we amortized $7.6 million, $6.5 million, and $5.9 million, respectively, of such software development costs.
Under ASC 985, software development costs are expensed until technological feasibility has been established. Thereafter, and until the software is available for general release to customers, these software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. These capitalized development costs are amortized in proportion to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
product. As of December 31, 2024, gross capitalized software development costs related to software products that will be sold, leased or otherwise marketed and related accumulated amortization was $0.7 million and $0.1 million, respectively. During the year ended December 31, 2024, we amortized $0.1 million of such capitalized costs. We did not capitalize any material development costs for this type of software during 2023.
Implementation Costs Incurred in a Cloud Computing Arrangement
We incur costs to implement cloud computing arrangements that are service contracts. We capitalize certain costs associated with the implementation of the cloud computing arrangements, including employee payroll and related benefits and third party consulting costs, incurred during the application development stage of a project. These costs are amortized on a straight-line basis over the term of the hosting service contracts, including renewal periods we are reasonably certain to exercise, and recognized as a component of selling, general and administrative expenses on our consolidated statement of operations. As of December 31, 2024, gross capitalized implementation costs incurred in a cloud computing arrangement and related accumulated amortization was $7.7 million and $3.0 million, respectively. As of December 31, 2023, gross capitalized implementation costs incurred in a cloud computing arrangement and related accumulated amortization was $7.2 million and $2.2 million, respectively. During the years ended December 31, 2024, 2023 and 2022 we recognized amortization of our capitalized implementation costs of $0.8 million, $0.7 million and $1.2 million, respectively. Of the $1.2 million amortization for capitalized implementation costs in 2022, $0.3 million was recognized as a restructuring charge as it related to accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use. Our capitalized implementation costs primarily relate to the implementation of a new ERP system. In January 2021, we successfully went live with the new ERP system, and we continue to progress with additional functionality and integrations as scheduled. These capitalized costs are included as a component of prepaid expenses and other current assets and other non-current assets on our consolidated balance sheet.
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
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, right-of-use assets, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. We evaluate the recoverability of long-lived assets based on forecasted undiscounted cash flows. See Note 5 “Leases” and Note 11 “Restructuring Charges” for information on our operating lease ROU asset impairment charges recorded in 2024, 2023, 2022 and fixed asset impairment charges recorded in 2024 and 2023. No material impairment charges for other long-lived assets were recorded in 2024, 2023, or 2022.
Goodwill
For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. We are required to test goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. As of December 31, 2024, we have three reporting units: Healthcare, Education, and Commercial.
In 2024, we performed the annual goodwill impairment test as of November 30, 2024, pursuant to our policy, and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred, or any circumstances have changed since November 30, 2024 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2024, we determined that no indications of impairment have arisen since our annual goodwill impairment test.
In 2023, we performed the annual goodwill impairment test as of November 30, 2023, pursuant to our policy, and determined that no impairment of goodwill existed as of that date. In 2022, we performed two goodwill impairment tests: an interim impairment test for each of our reporting units as of January 1, 2022 in connection with our operating model modification and the annual impairment test for each of our reporting units as of November 30. We did not identify any impairments during our interim or annual impairment tests performed during 2022.
See Note 4 “Goodwill and Intangible Assets” for additional information on our 2024 and 2023 annual goodwill impairment tests.

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
Sponsorship and Advertising Costs
Sponsorship and advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2024, 2023, and 2022 totaled $10.2 million, $7.3 million, and $6.3 million, respectively, and are a component of selling, general and administrative expenses on our consolidated statement of operations.
Debt Issuance Costs
We amortize the costs we incur to obtain debt financing over the contractual life of the related debt using the effective interest method for non-revolving debt and the straight-line method for revolving debt. The amortization expense is included in interest expense, net of interest income in our statement of operations. Unamortized debt issuance costs attributable to our senior secured term loan facility (the “Term Loan”) are included as a discount to the Term Loan. Unamortized debt issuance costs attributable to our senior secured revolving credit facility are included as a component of other non-current assets.
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
Foreign currency transaction gains and losses are included in other income (expense), net on the consolidated statement of operations. We recognized $2.1 million of foreign currency transaction gains in 2024, $0.5 million of foreign currency transaction losses in 2023, and $0.7 million of foreign currency transaction gains in 2022.
Segment Reporting
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. As of December 31, 2024, our chief operating

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
decision maker manages the business under three operating segments, which are our reportable segments: Healthcare, Education, and Commercial.
See Note 19 “Segment Information” for additional information on our reportable segments.
New Accounting Pronouncements
Recently Adopted
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates the segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. We adopted ASU 2023-07 in the fourth quarter of 2024 on a retrospective basis, resulting in additional disclosures with no impact on our consolidated financial statements. See Note 19 “Segment Information” for the additional disclosures made related to our reportable segments.
Not Yet Adopted
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which updates annual income tax disclosures by requiring disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2025, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We expect the adoption of this ASU will have no impact on our financial position or our results of operations, but will result in additional disclosures.
On March 6, 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2025, subject to any delay which may result from the current administrative stay issued by the SEC. We expect the adoption will have no impact on our financial position or our results of operations, but we are currently evaluating the impact this guidance will have on our disclosures within our consolidated financial statements.
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency of the nature and function of expenses, primarily through additional disclosures of certain cost and expenses. ASU 2024-03 will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2027 and for interim reporting periods beginning in fiscal year 2028, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We expect the adoption of this ASU will have no impact on our financial position or our results of operations, but will result in additional disclosures.
3. Acquisitions and Divestiture
Acquisitions
2024
Vlamis Software Solutions, Inc.
On January 1, 2024, we completed the acquisition of the data analytics services team of Vlamis Software Solutions, Inc. (“Vlamis”). The results of operations of Vlamis are included within our consolidated financial statements as of the acquisition date and allocated among our Education and Commercial segments based on the engagements delivered by the business.
Grenzebach Glier and Associates, Inc.
On March 1, 2024, we completed the acquisition of Grenzebach Glier and Associates, Inc. (“GG+A”), a philanthropic management consulting firm that helps education institutions and other nonprofit organizations build and accelerate the philanthropic programs, in order to expand our philanthropic consulting offerings. The results of operations of GG+A are included within our consolidated financial statements and results of operations of our Education segment as of the acquisition date.
AXIA Consulting, Inc.
On December 2, 2024, we completed the acquisition of AXIA Consulting, Inc. (“AXIA Consulting”), a provider of supply chain-focused consulting and technology solutions, in order to expand our supply chain consulting and Oracle supply chain management (SCM) offerings

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
and broaden our Microsoft capabilities. The results of operations of AXIA Consulting are included within our consolidated financial statements and allocated among our three operating segments based on the engagements delivered by the business.
The acquisitions of Vlamis, GG+A, and AXIA Consulting are not significant to our consolidated financial statements individually or in the aggregate as of and for the year ended December 31, 2024. The current acquisition date values of assets acquired and liabilities assumed from the AXIA Consulting acquisition are considered preliminary and are based on the information that was available as of the date of the acquisition. We believe that the information provides a reasonable basis for estimating the preliminary values of assets acquired and liabilities assumed but certain items, such as the intangible assets valuations and the working capital adjustments, among other things, may be subject to change as additional information is received. Thus, the provisional measurements of assets acquired, including goodwill, and liabilities assumed related to the AXIA Consulting acquisition are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
2023
Roundtable Analytics, Inc.
On September 1, 2023, we completed the acquisition of Roundtable Analytics, Inc. (“Roundtable”), a healthcare analytics company. The results of operations of Roundtable are included within our consolidated financial statements and results of operations of our Healthcare segment from the date of the acquisition. The acquisition of Roundtable was not significant to our consolidated financial statements as of and for the year ended December 31, 2023.
2022
AIMDATA, LLC
On January 18, 2022, we completed the acquisition of AIMDATA, LLC (“AIMDATA”), an advisory and implementation consulting services firm focused on strategy, technology and business transformation. The results of operations of AIMDATA are included within our consolidated financial statements as of the acquisition date and allocated among our three operating segments, based on the engagements delivered by the business.
Customer Evolution, LLC
Effective December 31, 2022, we completed the acquisition of Customer Evolution, LLC (“Customer Evolution”), a healthcare advisory and technology implementation consulting services firm. The results of operations of Customer Evolution are included in our consolidated financial statements and results of operations of our Healthcare segment beginning January 1, 2023.
The acquisitions of AIMDATA and Customer Evolution were not significant to our consolidated financial statements individually or in the aggregate as of and for the year ended December 31, 2022.
Divestiture
2024
Studer Education
On December 31, 2024, we completed the divestiture of our Studer Education practice within our Healthcare segment. In connection with the sale, we recorded a $3.6 million pretax gain which is included in other income (expense), net on our consolidated statement of operations. The Studer Education practice was not significant to our consolidated financial statements and did not qualify as a discontinued operation for reporting under GAAP.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2024 and 2023.

	Healthcare	Education	Commercial	Total
Balance as of December 31, 2022:
Goodwill	$644,238	$123,652	$312,968	$1,080,858
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2022	$454,214	$122,235	$48,517	$624,966
Goodwill recorded in connection with a business combination(1)	745	—	—	745
Balance as of December 31, 2023:
Goodwill	$644,983	$123,652	$312,968	$1,081,603
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2023	$454,959	$122,235	$48,517	$625,711
Goodwill recorded in connection with business combinations(1)	869	22,476	32,134	55,479
Goodwill allocated to disposal of business(2)	(2,300)	—	—	(2,300)
Foreign currency translation	—	(147)	—	(147)
Balance as of December 31, 2024:
Goodwill	$643,552	$145,981	$345,102	$1,134,635
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2024:	$453,528	$144,564	$80,651	$678,743
(1)    See Note 3 “Acquisitions and Divestiture” for additional information on business combinations completed in 2024, 2023 and 2022.
(2)    In 2024, we completed the divestiture of our Studer Education practice within our Healthcare segment, and allocated a portion of goodwill within the Healthcare segment to the disposed practice based on the relative fair values of Studer Education and the remaining segment. The allocated goodwill of $2.3 million was written off and included in the gain on sale of Studer Education. The sale of Studer Education did not meet the criteria for reporting separately as discontinued operations. In connection with the sale, we recorded a $3.6 million pretax gain which is included in other income (expense), net in our consolidated statements of operations.
2024 Annual Goodwill Impairment Test
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2024 for our three reporting units: Healthcare, Education, and Commercial. We elected to bypass the qualitative assessment and utilized a quantitative goodwill impairment test to provide an updated fair value for each reporting unit as of the most recent valuation quantitative analysis performed was as of January 1, 2022.
We reviewed goodwill for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. In estimating the fair value of the reporting unit, we relied on a combination of the income approach and the market approach utilizing the guideline company method, with a fifty-fifty weighting. Based on the results of the goodwill impairment test, we determined the fair value of the Healthcare, Education, and Commercial reporting units exceeded their carrying value by approximately 105%, 185%, and 335%, respectively. As such, we concluded that there is no indication of goodwill impairment for these three reporting units.
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
In the market approach, we utilized the guideline company method, which involved calculating EBITDA multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples were evaluated and adjusted based on specific characteristics of each of the reporting units relative to the selected guideline companies and applied to the reporting units' operating data to arrive at an indication of value.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Further, we evaluated whether any events have occurred or any circumstances have changed since November 30, 2024 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2024, we determined that no indications of impairment have arisen since our annual goodwill impairment test.
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
2023 Annual Goodwill Impairment Test
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2023 for our three reporting units: Healthcare, Education, and Commercial. We performed a qualitative assessment considering the most recent quantitative analysis performed, actual performance, our internal financial projections, and current carrying value of each reporting unit; as well as other various factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events. Based on our evaluation as of November 30, 2023, we determined that there were no indications of goodwill impairment for any of our reporting units.
Intangible Assets
Intangible assets as of December 31, 2024 and 2023 consisted of the following:

		As of December 31,
		2024		2023
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	5 to 10	$30,683	$9,790	$60,636	$48,928
Technology and software	2 to 5	16,230	12,771	16,230	10,195
Trade names	6	6,000	6,000	6,000	6,000
Customer contracts	2 to 4	1,483	418	—	—
Non-competition agreements	2 to 5	1,260	601	720	389
Total		$55,656	$29,580	$83,586	$65,512
We acquired intangible assets related to our acquisitions of $14.6 million and $2.9 million during the years ended December 31, 2024 and 2023, respectively. These acquired intangible assets consist of customer relationships, technology and software, customer contracts and non-competition agreements. See Note 3 “Acquisitions and Divestiture” for additional information on the business acquisitions completed in 2024 and 2023. During the years ended December 31, 2024 and 2023, we wrote-off $42.4 million and $14.1 million, respectively, of fully amortized intangible assets no longer in use; which primarily consisted of customer relationships.
Identifiable intangible assets with finite lives are amortized over their estimated useful lives using either an accelerated or straight-line basis to correspond to the cash flows expected to be derived from the assets. Intangible assets amortization expense was $6.5 million, $8.2 million, and $11.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The table below sets forth the estimated annual amortization expense for each of the five succeeding years for the intangible assets recorded as of December 31, 2024.

Year Ending December 31,	Estimated Amortization Expense
2025	$7,632
2026	$5,882
2027	$4,480
2028	$3,606
2029	$2,477
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
5. Leases
We lease office space, data centers and certain equipment under operating leases expiring on various dates through 2030, with various renewal options that can extend the lease terms by one to ten years. Our operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and operating expenses. We exclude these variable payments from the measurements of our lease liabilities and expense them as incurred. We elected the practical expedient to combine lease and nonlease components. No lease agreements contain any residual value guarantees or material restrictive covenants. As of December 31, 2024, we have not entered into any material finance leases. We sublease certain office spaces to third parties resulting from restructuring activities in certain locations.
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
During the years ended December 31, 2024, 2023, and 2022 we recognized non-cash lease-related impairment charges of $3.5 million, $6.3 million, and $0.2 million, respectively.
2024
During 2024, we exited our office space previously occupied by GG+A and a portion of our office space in New York, New York, resulting in non-cash impairment charges of $2.7 million, of which $2.0 million was allocated to the operating lease ROU assets and $0.7 million was allocated to the related fixed assets based on their relative carrying amounts. Additionally, in 2024, we recognized $0.8 million of lease-related impairment charges driven by updated sublease assumptions for our previously vacated office spaces in Lexington, Massachusetts; and Lake Oswego, Oregon. Of the $0.8 million, $0.7 million was allocated to the fixed assets related to the office spaces and $0.1 million was allocated to the operating lease ROU assets based on their relative carrying amounts.
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
2022
The $0.2 million lease-related impairment charge recognized in 2022 resulted from updated sublease assumptions for our previously vacated office space in New York, New York and was allocated to the operating lease ROU asset.
See Note 11 “Restructuring Charges” for additional information on our restructuring activities.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Additional information on our operating leases as of December 31, 2024 and 2023 follows.

	As of December 31,
Balance Sheet	2024	2023
Operating lease right-of-use assets	$19,176	$24,131

Current maturities of operating lease liabilities	$12,315	$11,032
Operating lease liabilities, net of current portion	29,686	38,850
Total lease liabilities	$42,001	$49,882

	Year Ended December 31,
Lease Cost	2024	2023	2022
Operating lease cost	$7,939	$8,514	$8,877
Short-term lease cost(1)	565	608	263
Variable lease costs	4,935	3,908	4,587
Sublease income	(2,446)	(2,157)	(1,921)
Net lease cost(2)	$10,993	$10,873	$11,806
(1)Includes variable lease costs related to short-term leases.
(2)Net lease cost includes $2.2 million, $1.8 million and $2.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, recorded as restructuring charges as they relate to vacated office spaces. See Note 11 “Restructuring Charges” for additional information on our vacated office spaces.
The table below summarizes the remaining expected lease payments under our operating leases as of December 31, 2024.

Future Lease Payments	December 31, 2024
2025	$14,139
2026	12,920
2027	9,465
2028	5,907
2029	3,624
Thereafter	426
Total operating lease payments	$46,481
Less: imputed interest	(4,480)
Present value of operating lease liabilities	$42,001

	Year Ended December 31,
Other Information	2024	2023	2022
Cash paid for operating lease liabilities	$13,458	$13,107	$12,634
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,286	$4,678	$1,908

Weighted average remaining lease term - operating leases	3.7 years	4.5 years	5.3 years
Weighted average discount rate - operating leases	4.3%	4.4%	4.2%
6. Property and Equipment, Net
Depreciation expense for property and equipment was $10.6 million, $10.2 million, and $10.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, during the years ended December 31, 2024 and 2023, we recognized $0.5 million and less than

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
$0.1 million of accelerated depreciation expense for fixed assets related to vacated office spaces. There was no accelerated depreciation expense for fixed assets related to vacated office spaces during 2022. This accelerated depreciation expense is included as a component of restructuring charges. See Note 11 “Restructuring Charges” for additional information on our restructuring charges incurred in 2024, 2023 and 2022. Property and equipment, net at December 31, 2024 and 2023 consisted of the following:

	As of December 31,
	2024	2023
Computers, related equipment, and software	$32,383	$40,174
Leasehold improvements	32,254	33,290
Furniture and fixtures	8,665	10,066
Assets under construction	1,617	866
Property and equipment	74,919	84,396
Accumulated depreciation	(53,241)	(60,668)
Property and equipment, net	$21,678	$23,728
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
As of December 31, 2024, we had total borrowings outstanding under our Amended Credit Agreement of $357.7 million, consisting of $93.0 million outstanding under the Revolver and $264.7 million outstanding under the Term Loan. A summary of the scheduled maturities of those borrowings follows:

Scheduled Maturities of Long-Term Debt
2025	$13,750
2026	$13,750
2027	$330,187
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
Fees and interest on borrowings under the Amended Credit Agreement vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, these borrowings will bear interest at one, three or six month Term SOFR or, in the case of the Revolver, an alternate base rate, in each case plus the applicable margin. The applicable margin for borrowings under the Revolver will fluctuate between 1.125% per annum and 1.875% per annum, in the case of Term SOFR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time. The applicable margin for the outstanding principal under the Term Loan will range between 1.625% per annum and 2.375% per annum based upon our Consolidated Leverage Ratio at such time. The fees and interest are subject to further adjustment based upon the Company's performance against specified key performance indicators. Based upon the performance of the Company against those key performance indicators in each Reference Year (as defined in the Amended Credit Agreement), certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees will be made. These annual adjustments will not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.

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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio total debt is on a gross basis and is not netted against our cash balances. At December 31, 2024, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 1.39 to 1.00 and a Consolidated Interest Coverage Ratio of 10.50 to 1.00.
A summary of the carrying amounts of our debt follows:

	December 31, 2024	December 31, 2023
Revolver	$93,000	$324,000
Term Loan	264,687	—
Unamortized debt issuance costs - Term Loan[1]	(1,080)	—
Total long-term debt	356,607	324,000
Current maturities of long-term debt	(13,750)	—
Long-term debt, net of current portion	$342,857	$324,000
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
Borrowings outstanding under the Amended Credit Agreement as of December 31, 2024 and 2023 carried a weighted average interest rate of 4.7% and 4.2%, respectively, including the effect of the interest rate swaps described in Note 12 "Derivative Instruments and Hedging Activity."
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At December 31, 2024, we had outstanding letters of credit totaling $0.4 million, which are used as security deposits for our office facilities. As of December 31, 2024, the unused borrowing capacity under the Revolver was $506.6 million.
8. Capital Structure
Preferred Stock
We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2024 and 2023, no such preferred stock has been approved or issued.

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
9. Revenues
For the years ended December 31, 2024, 2023 and 2022 we recognized total revenues of $1.52 billion, $1.40 billion, and $1.16 billion, respectively. Of the $1.52 billion total revenues recognized in 2024, we recognized revenues of $26.3 million from obligations satisfied, or partially satisfied, in prior periods, of which $22.8 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.5 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $1.40 billion total revenues recognized in 2023, we recognized revenues of $10.9 million from obligations satisfied, or partially satisfied, in prior periods, of which $9.6 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.3 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $1.16 billion total revenues recognized in 2022, we recognized revenues of $7.6 million from obligations satisfied, or partially satisfied, in prior periods, of which $5.3 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $2.3 million was primarily due to the release of allowances on receivables from clients and unbilled services.
As of December 31, 2024, we had $187.6 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $187.6 million of performance obligations, we expect to recognize approximately $80.4 million as revenue in 2025, $56.3 million in 2026, and the remaining $50.9 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance, net as of December 31, 2024 and 2023 was $60.1 million and $70.1 million, respectively. The $10.0 million decrease primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of December 31, 2024 and 2023 was $26.9 million and $22.5 million respectively. The $4.4 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the year ended December 31, 2024, $21.9 million of revenues recognized were included in the deferred revenue balance as of December 31, 2023. For the year ended December 31, 2023, $21.3 million of revenues recognized were included in the deferred revenue balance as of December 31, 2022.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Earnings per share under the basic and diluted computations are as follows:

	Year Ended December 31,
	2024	2023	2022
Net income	$116,626	$62,479	$75,552

Weighted average common shares outstanding—basic	17,894	18,832	20,249
Weighted average common stock equivalents	719	769	497
Weighted average common shares outstanding—diluted	18,613	19,601	20,746

Net income per basic share	$6.52	$3.32	$3.73
Net income per diluted share	$6.27	$3.19	$3.64
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above at December 31, 2024, 2023 and 2022 was less than 0.1 million, 0.1 million and 0.2 million, respectively, and related to unvested restricted stock and outstanding common stock options.
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
During 2024, we repurchased and retired 1,218,434 shares for $122.2 million, which includes a $0.5 million accrual for excise taxes on the net share repurchases in 2024 and includes 5,103 shares for $0.6 million which were settled in the first quarter of 2025. Additionally, in 2024, we settled the repurchase of 10,000 shares for $1.0 million which were accrued as of December 31, 2023 and we paid $0.9 million for the excise taxes accrued on the net share repurchases in 2023.
During 2023, we repurchased and retired 1,461,815 shares for $123.6 million, which includes a $0.9 million accrual for excise taxes on the net share repurchases in 2023 and includes 10,000 shares for $1.0 million which were settled in the first quarter of 2024. Additionally, in the first quarter of 2023, we settled the repurchase of 15,200 shares for $1.1 million which were accrued as of December 31, 2022.
During 2022, we repurchased and retired 2,037,752 shares for $121.3 million, which includes 15,200 shares for $1.1 million which were settled in the first quarter of 2023. Additionally, in the first quarter of 2022, we settled the repurchase of 3,820 shares for $0.2 million which were accrued as of December 31, 2021.
As of December 31, 2024, $64.5 million remained available for share repurchases under our share repurchase program.
11. Restructuring Charges
2024
In 2024, we incurred $9.9 million of restructuring charges, of which $1.3 million related to the divestiture of our Studer Education practice. On December 31, 2024, we completed the divestiture of our Studer Education practice and recognized a $3.6 million pretax gain which is included within other income (expense), net on our consolidated statement of operations.
The total restructuring charge of $9.9 million recognized in 2024 consisted of the following:
Employee costs - We incurred $3.3 million of severance-related restructuring expense, of which $2.3 million related to strategic workforce adjustments to better align our resources with market demand and $1.0 million related to transaction-related employee payments made in connection with the divestiture of our Studer Education practice.
Office space reductions - We incurred $6.2 million of restructuring expense related to office space reductions. During 2024, we exited our office space previously occupied by GG+A and a portion of our office space in New York, New York resulting in non-cash impairment charges of $1.4 million and $1.2 million, respectively, on the related right-of-use operating lease assets and fixed assets. Additionally, we exited the remaining portion of our office space in Denver, Colorado resulting in $0.5 million of accelerated depreciation and amortization on the related

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
fixed assets and right-of-use operating lease assets we abandoned. We also incurred $2.3 million of restructuring charges for rent and related expenses, net of sublease income, for previously vacated office spaces and $0.8 million related to non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces.
Other - We incurred $0.3 million of other restructuring charges related to third-party legal and professional advisory fees incurred in connection with the divestiture of our Studer Education practice.
Of the total $9.9 million restructuring charge, $7.6 million was recognized in our corporate operations, $1.3 million was recognized in our Healthcare segment, $0.6 million was recognized in our Commercial segment, and $0.4 million was recognized in our Education segment.
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
2022
In 2022, we incurred $9.9 million of total restructuring charges, which consisted of the following:
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
Other - We incurred $1.7 million of other restructuring charges, of which $0.7 million related to third-party professional advisory fees related to the modification of our operating model, $0.6 million related to the early termination of a contract, $0.3 million related to accelerated amortization of capitalized software implementation costs for a cloud-computing arrangement that is no longer in use, and $0.1 million related to the divestiture of our Life Sciences business in the fourth quarter of 2021.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the years ended December 31, 2024 and 2023.

	Employee Costs	Other	Total
Balance as of December 31, 2022	$3,751	$568	$4,319
Additions(1)	2,991	—	2,991
Payments	(5,376)	(74)	(5,450)
Adjustments(1)	—	41	41
Balance as of December 31, 2023	1,366	535	1,901
Additions(1)	2,864	355	3,219
Payments	(3,601)	(335)	(3,936)
Adjustments(1)	—	13	13
Balance as of December 31, 2024	$629	$568	$1,197
(1)Additions and adjustments exclude non-cash items related to vacated office spaces, such as lease impairment charges and accelerated depreciation on abandoned operating lease ROU assets and fixed assets, which are recorded as restructuring charges on our consolidated statements of operations.
All of the $0.6 million restructuring charge liability related to employee costs at December 31, 2024 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits in our consolidated balance sheet. All of the $0.6 million other restructuring charge liability at December 31, 2024, which primarily relates to the early termination of a contract in a prior period, is expected to be paid in the next 12 months and is included as a component of accrued expenses and other current liabilities in our consolidated balance sheet.
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
Interest Rate Swaps
We are party to forward interest rate swap agreements with aggregate notional amounts of $250.0 million as of both December 31, 2024 and 2023. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through January 31, 2029.
As of December 31, 2024, it was anticipated that $1.2 million of the gains, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income will be reclassified into interest expenses, net of interest income in our consolidated statement of operations within the next 12 months.
Foreign Exchange Forward Contracts
We are party to non-deliverable foreign exchange forward contracts that are scheduled to mature monthly through December 31, 2025. As of December 31, 2024 and 2023, the aggregate notional amounts of these contracts were INR 1.40 billion, or $16.3 million, and INR 1.38 billion, or $16.6 million, respectively, based on the exchange rates in effect as of each period end.
As of December 31, 2024, it was anticipated that all of the $0.3 million losses, net of tax, related to foreign exchange forward contracts currently recorded in accumulated other comprehensive income will be reclassified into direct costs in our consolidated statement of operations within the next 12 months.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below sets forth additional information relating to our derivative instruments as of December 31, 2024 and 2023.

Derivative Instrument	Balance Sheet Location	December 31, 2024	December 31, 2023
Interest rate swaps	Prepaid expenses and other current assets	$1,600	$6,655
Interest rate swaps	Other non-current assets	1,381	891
Total Assets		$2,981	$7,546

Interest rate swaps	Deferred compensation and other liabilities	—	307
Foreign exchange forward contracts	Accrued expenses and other current liabilities	381	70
Total Liabilities		$381	$377
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The tables below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Interest rate swaps	$—	$2,981	$—	$2,981
Convertible debt investment	—	—	62,344	62,344
Deferred compensation assets	—	42,083	—	42,083
Total assets	$—	$45,064	$62,344	$107,408
Liabilities:
Foreign exchange forward contracts	$—	$381	$—	$381
Contingent consideration for business acquisitions	—	—	221	221
Total liabilities	$—	$381	$221	$602
December 31, 2023
Assets:
Interest rate swaps	$—	$7,546	$—	$7,546
Convertible debt investment	—	—	68,046	68,046
Deferred compensation assets	—	34,826	—	34,826
Total assets	$—	$42,372	$68,046	$110,418
Liabilities:
Interest rate swaps	$—	$307	$—	$307
Foreign exchange forward contracts	—	70	—	70
Contingent consideration for business acquisitions	—	—	2,074	2,074
Total liabilities	$—	$377	$2,074	$2,451
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
Deferred compensation assets: We have a non-qualified deferred compensation plan (the “Plan”) for the members of our board of directors and a select group of our employees. The deferred compensation liability is funded by the Plan assets, which consist of life insurance policies maintained within a trust. The cash surrender value of the life insurance policies approximates fair value and is based on third-party broker statements which provide the fair value of the life insurance policies' underlying investments, which are Level 2 inputs. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The Plan assets are included in other non-current assets in our consolidated balance sheets. Realized and unrealized gains (losses) from the deferred compensation assets are recorded to other income (expense), net in our consolidated statements of operations. See Note 15 “Employee Benefit and Deferred Compensation Plans” for additional information on the Plan.
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. The carrying value is recorded in long-term investments in our consolidated balance sheets. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 23.5% and 24.5% as of December 31, 2024 and 2023, respectively; and the concluded equity volatility of 40.0% and 35.0% as of December 31, 2024 and 2023, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the convertible debt investment for the years ended December 31, 2024 and 2023.

Convertible Debt Investment
Balance as of December 31, 2022	$57,563
Change in fair value of convertible debt investment	10,483
Balance as of December 31, 2023	68,046
Change in fair value of convertible debt investment	(5,702)
Balance as of December 31, 2024	$62,344
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was 5.6% and 6.3% as of December 31, 2024 and 2023, respectively. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded to other losses (gains), net in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the years ended December 31, 2024 and 2023.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2022	$3,190
Acquisition	374
Payment	(1,000)
Change in fair value	(490)
Balance as of December 31, 2023	2,074
Acquisition	36
Payment	(1,356)
Change in fair value	(533)
Balance as of December 31, 2024	$221
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
In the fourth quarter of 2023, we recognized a non-cash impairment loss of $26.3 million on our preferred stock investment recorded to other income (expense), net in our consolidated statement of operations, based on the valuation established in the most recent financing round. During the first quarter of 2022, we recognized a non-cash unrealized gain of $27.0 million, based on the observable price change of preferred stock issued by the company with similar rights and preferences to our preferred stock, a Level 2 input. There were no observable price changes or factors to indicate that a significant decrease in enterprise value occurred in 2024. Since our initial investment, we have recognized cumulative unrealized gains of $28.6 million and cumulative unrealized losses of $26.3 million. As of both December 31, 2024 and 2023, the carrying value of our preferred stock investment was $7.4 million.
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
14. Other Comprehensive Income (Loss)

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below sets forth the components of accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2024, 2023, and 2022.

			Cash Flow Hedges(1)
	Foreign Currency Translation	Available-for- Sale Investments	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2021	$(1,143)	$18,374	$(391)	$—	$16,840
Foreign currency translation adjustment, net of tax of $0	(1,890)	—	—	—	(1,890)
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $2,209	—	(6,146)	—	—	(6,146)
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value, net of tax of $(3,555)	—	—	9,892	—	9,892
Reclassification adjustment into earnings, net of tax of $176	—	—	(489)	—	(489)
Foreign exchange forward contracts:
Change in fair value, net of tax of $43	—	—	—	(120)	(120)
Reclassification adjustment into earnings, net of tax of $(11)	—	—	—	32	32
Balance as of December 31, 2022	(3,033)	12,228	9,012	(88)	18,119
Foreign currency translation adjustment, net of tax of $0	512	—	—	—	512
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $(2,672)	—	7,811	—	—	7,811
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value, net of tax of $671	—	—	2,068	—	2,068
Reclassification adjustment into earnings, net of tax of $2,020	—	—	(5,719)	—	(5,719)
Foreign exchange forward contracts:
Change in fair value, net of tax of $(13)	—	—	—	34	34
Reclassification adjustment into earnings, net of tax of $(1)	—	—	—	2	2
Balance as of December 31, 2023	(2,521)	20,039	5,361	(52)	22,827
Foreign currency translation adjustment, net of tax of $0	(3,391)	—	—	—	(3,391)
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $1,525	—	(4,177)	—	—	(4,177)
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value, net of tax of $1,206	—	—	3,468	—	3,468
Reclassification adjustment into earnings, net of tax of $2,323	—	—	(6,609)	—	(6,609)
Foreign exchange forward contracts:
Change in fair value, net of tax of $103	—	—	—	(299)	(299)
Reclassification adjustment into earnings, net of tax of $(24)	—	—	—	67	67
Balance as of December 31, 2024	$(5,912)	$15,862	$2,220	$(284)	$11,886

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
15. Employee Benefit and Deferred Compensation Plans
We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pretax, post-tax, and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match an amount equal to the employees’ contributions up to 6% of the employees’ eligible earnings. Our matching contributions for the years ended December 31, 2024, 2023, and 2022 were $41.0 million, $37.0 million, and $31.2 million, respectively.
We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement, or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2024 and 2023 was $42.3 million and $34.7 million, respectively. This deferred compensation liability is fully funded by the Plan assets.
16. Equity Incentive Plans
We grant share-based awards under the Company's 2012 Omnibus Incentive Plan (the “2012 Plan”) which permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other share-based or cash-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. Subsequent to the initial approval of the 2012 Plan and through December 31, 2024, our shareholders approved amendments to the 2012 Plan to increase the number of shares authorized for issuance to 5.4 million, in the aggregate. As of December 31, 2024, 0.8 million shares remain available for issuance under the 2012 Plan.
On May 1, 2015, we adopted the Stock Ownership Participation Program (the “SOPP”), which is available to Huron employees below the managing director and principal levels who do not receive equity-based awards as part of their normal compensation plan. Under the SOPP, eligible employees may elect to use after-tax payroll deductions or cash contributions to purchase shares of the Company’s common stock on certain designated purchase dates. Employees who purchase stock under the SOPP are granted restricted stock equal to 25% of their purchased shares. Vesting of the restricted stock is subject to both a time-based vesting schedule and a requirement that the purchased shares be held for a specified period. Subsequent to the initial approval of the SOPP and through December 31, 2024, our shareholders approved amendments to the SOPP to increase the total number of shares authorized for issuance to 0.9 million, in the aggregate. As of December 31, 2024, 0.2 million shares remain available for issuance under the SOPP.
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
Total share-based compensation cost recognized for the years ended December 31, 2024, 2023, and 2022 was $45.1 million, $45.7 million, and $31.0 million, respectively, with related income tax benefits of $9.4 million, $9.3 million, and $6.8 million, respectively. The $45.1 million of shared-based compensation cost recognized in 2024 included $0.5 million recorded to restructuring charges as it related to the modification of certain nonvested share-based compensation awards to accelerate vesting upon the completed sale of the Studer Education practice. As of December 31, 2024, there was $64.4 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.8 years.

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
The table below summarizes the restricted stock activity for the year ended December 31, 2024.

	Number of Shares			Weighted Average Grant Date Fair Value (in dollars)
	2012 Omnibus Incentive Plan	Stock Ownership Participation Program	Total
Nonvested restricted stock at December 31, 2023	926	17	943	$63.00
Granted	355	21	376	$98.94
Vested	(388)	(17)	(405)	$61.32
Forfeited	(76)	(2)	(78)	$77.14
Nonvested restricted stock at December 31, 2024	817	19	836	$78.68
The aggregate fair value of restricted stock that vested during the years ended December 31, 2024, 2023, and 2022 was $40.3 million, $27.6 million, and $18.4 million, respectively. The weighted average grant date fair value per share of restricted stock granted during 2023 and 2022 was $80.84 and $49.69, respectively.
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
The table below summarizes the performance-based stock activity for the year ended December 31, 2024. All nonvested performance-based stock outstanding at December 31, 2024 and 2023 was granted under the 2012 Omnibus Incentive Plan.

	Number of Shares	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2023	454	$60.72
Granted(1)	265	$99.40
Vested	(264)	$53.29
Forfeited(2)	(34)	$78.93
Nonvested performance-based stock at December 31, 2024(3)	421	$78.27
(1)Shares granted in 2024 are presented at the stated target, which represents the base number of shares that could be earned. Actual shares earned may be below or, for certain grants, above the target based on the achievement of specific financial goals.
(2)Forfeited shares include shares forfeited as a result of not meeting the performance criteria of the award as well as shares forfeited upon termination.
(3)Of the 421,000 nonvested performance-based shares outstanding as of December 31, 2024, 327,236 shares were unearned and subject to achievement of specific financial goals. Once earned, the awards will be subject to time-based vesting according to the terms of the award. Based on 2024 financial results, approximately 67,451 of the 327,236 unearned shares will be forfeited in the first quarter of 2025.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The aggregate fair value of performance-based stock that vested during the years ended December 31, 2024, 2023, and 2022 was $25.9 million, $5.9 million, and $5.8 million, respectively. The weighted average grant date fair value per share of performance-based stock granted during 2023 and 2022 was $80.89 and $48.22, respectively.
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
The fair values of the performance-based stock options granted during 2024 and 2023 were calculated using the Black-Scholes option pricing model using the following assumptions:

	2024	2023	2022
Black-Scholes performance-based option pricing model:
Expected dividend yield	—%	—%	—%
Expected volatility	40.0%	40.0%	40.0%
Risk-free rate	4.2%	4.4%	1.6% / 2.6%
Expected option life (in years)	4.5 years	4.5 years	4.5 years
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
Performance-based stock option activity for the year ended December 31, 2024 was as follows:

	Number of Performance-based Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	181	$63.73	5.5	$7.1
Granted(2)	42	$99.40
Exercised	(33)	$55.55		$1.6
Forfeited or expired	(26)	$76.90
Outstanding at December 31, 2024(1)(3)	164	$72.44	5.0	$8.5
Exercisable at December 31, 2024	48	$59.82	4.5	$3.1
(1)All of the outstanding performance-based stock options were granted under the 2012 Omnibus Incentive Plan.
(2)Performance-based stock options granted in 2024 are presented at the stated target, which represents the base number of options that could be earned. Actual options earned may be below or, for certain grants, above the target based on the achievement of specific financial goals.
(3)Of the 164,000 outstanding performance-based stock options as of December 31, 2024, 39,327 were unearned and subject to achievement of specific financial goals. Once earned, the options will be subject to time-based vesting according to the terms of the award. Based on 2024 financial results, approximately 28,138 of the 39,327 unearned options will be forfeited in the first quarter of 2025.
The weighted average grant date fair value of the performance-based stock options granted during 2024, 2023, and 2022 was $39.10, $32.27, and $17.00, respectively. The aggregate intrinsic value of performance-based stock options exercised during 2023 was $0.8 million. No performance-based stock options were exercised in 2022.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Time-vested Stock Options
In prior years, we have granted stock options to certain employees that are solely earned based on the completion of the stated service period. These time-vested stock options were granted at exercise prices equal to the fair value of the Company’s common stock on the date of grant. No time-vested stock option awards were granted in 2024, 2023, or 2022. Subject to acceleration under certain conditions, these time-vested stock options vest annually over four years. Our time-vested stock options have a contractual term between 7 and 10 years.
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
Time-vested stock option activity for the year ended December 31, 2024 was as follows:

	Number of Time-vested Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	25	$52.49	4.7	$1.3
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2024(1)	25	$52.49	3.8	$1.8
Exercisable at December 31, 2024	13	$52.49	3.8	$0.9
(1)All of the outstanding time-vested stock options were granted under the 2012 Omnibus Incentive Plan.
No time-vested stock options were granted in 2024, 2023, and 2022. The aggregate intrinsic value of time-vested stock options exercised during 2023 and 2022 was $1.5 million and $0.5 million, respectively.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
17. Income Taxes
The income tax expense (benefit) for the years ended December 31, 2024, 2023, and 2022 consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current taxes:
Federal	$18,345	$15,229	$7,130
State	7,645	5,816	2,987
Foreign	8,787	6,553	4,123
Total current expense	34,777	27,598	14,240
Deferred taxes:
Federal	2,385	(4,516)	14,645
State	468	(936)	4,039
Foreign	(240)	(730)	101
Total deferred expense (benefit)	2,613	(6,182)	18,785
Income tax expense	$37,390	$21,416	$33,025
The components of income before taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
U.S.	$122,080	$63,935	$90,907
Foreign	31,936	19,960	17,670
Total	$154,016	$83,895	$108,577

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Percent of pretax income:
At U.S. statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.8	5.8	6.1
Disallowed executive compensation	1.7	3.7	1.9
Valuation allowance	0.6	0.4	2.6
Disallowed meals and entertainment	0.6	0.9	0.1
Stock-based compensation	(3.5)	(2.9)	0.1
Tax credits	(0.7)	(1.8)	(1.0)
Realized investment losses/gains	(0.6)	(1.2)	1.4
Foreign source income	(0.2)	0.2	1.2
Deferred tax adjustments	—	(0.3)	(2.7)
Other	0.6	(0.3)	(0.3)
Effective income tax rate	24.3%	25.5%	30.4%

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The net deferred tax asset (liability) balance at December 31, 2024 and 2023 consisted of the following:

	As of December 31,
	2024	2023
Deferred tax assets:
Share-based compensation	$13,216	$12,343
Operating lease liabilities	11,687	13,635
Deferred compensation liability	10,944	9,048
Accrued payroll and payroll related liabilities	10,086	4,541
Net operating loss carryforwards	3,553	3,508
Tax credits	2,164	1,609
Other	3,954	4,210
Total deferred tax assets	55,604	48,894
Valuation allowance	(6,561)	(5,679)
Net deferred tax assets	49,043	43,215
Deferred tax liabilities:
Intangibles and goodwill	(51,526)	(44,454)
Operating lease right-of-use assets	(5,756)	(6,898)
Convertible debt investment	(5,542)	(7,067)
Prepaid expenses	(4,811)	(2,917)
Property and equipment	(1,448)	(2,547)
Other	(5,860)	(5,204)
Total deferred tax liabilities	(74,943)	(69,087)
Net deferred tax liabilities	$(25,900)	$(25,872)
As of December 31, 2024 and 2023, we had valuation allowances of $6.6 million and $5.7 million, respectively, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign losses and tax credits. The increase in valuation allowances in 2024 primarily related to an increase in foreign tax credits carryforwards.
The Company has foreign net operating losses of $3.5 million which begin to expire in 2027, if not utilized. We have federal tax credit carryforwards of $2.2 million which will begin to expire in 2030, if not utilized.
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
A reconciliation of our beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
Balance at January 1, 2022	$744
Decrease due to lapse of statute of limitations	(101)
Decrease based on tax positions related to prior years	(50)
Balance at December 31, 2022	593
Decrease due to lapse of statute of limitations	(593)
Balance at December 31, 2023	—
Balance at December 31, 2024	$—
As of both December 31, 2024 and 2023, there was no unrecognized tax benefit which would affect the effective tax rate if recognized.
As of both December 31, 2024 and 2023, no potential payment of interest and penalties was accrued. When we accrue interest and penalties, we record as a component of provision for income taxes on our consolidated statement of earnings.
We file income tax returns with federal, state, local and foreign jurisdictions. Tax years 2021 through 2023 are subject to future examinations by federal tax authorities. Tax years 2018 through 2023 are subject to future examinations by state and local tax authorities. The Company is

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
currently under audit by the state of Wisconsin. Our foreign income tax filings are subject to future examinations by the local foreign tax authorities for tax years 2019 through 2023. The Company is currently under audit by the governments of India and Singapore. We do not expect the outcome of these audits to have a material adverse effect on our financial position or results of operations.
18. Commitments, Contingencies and Guarantees
Lease Commitments
We lease office space, data centers and certain equipment under non-cancelable operating lease arrangements expiring on various dates through 2030, with various renewal options. Office facilities under operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and operating expenses. See Note 5 “Leases” for additional information on our leases, including the remaining expected lease payments under our operating leases as of December 31, 2024.
Litigation
In the second quarter of 2024, we recognized a $15.0 million pre-tax litigation settlement gain related to a completed legal matter in which Huron was the plaintiff, which is included in other gains, net on our consolidated statement of operations. As of December 31, 2024, all of the $15.0 million settlement was received.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.4 million and $0.5 million were outstanding at December 31, 2024 and 2023, respectively, which are used as security deposits for our office facilities.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of December 31, 2024 and 2023, the total estimated fair value of our outstanding contingent consideration liability was $0.2 million and $2.1 million, respectively.
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
19. Segment Information
We provide our services and products and manage our business under three reportable segments: Healthcare, Education, and Commercial, which align our business by industry.
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; the federal health system; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our healthcare-focused services and products include financial and operational performance improvement consulting, which spans revenue cycle, business operations and care delivery transformation; digital offerings, spanning technology and analytic-related services, which includes enterprise health record (“EHR”), enterprise resource planning (“ERP”) and enterprise performance management (“EPM”), customer relationship management (“CRM”), data management, artificial intelligence (“AI”) and automation, and technology managed services, and a portfolio of software products; organizational transformation; revenue cycle managed services and outsourcing; financial and capital advisory consulting; and strategy and innovation consulting.
•Education
Our Education segment serves public and private colleges and universities, research institutes, not-for-profit organizations and other education-related organizations. Our education and research-focused services and products include our digital offerings,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
spanning technology and analytic-related services, including student information systems, ERP and EPM, CRM, data management, AI and automation, and technology managed services and our Huron Research Suite product suite (the leading software suite designed to facilitate and improve research administration service delivery and compliance); our research-focused consulting and managed services; our strategy and operations consulting services, which span finance, accounting, operations and athletics to organization and talent strategy and student and academic strategy; and our global philanthropy consulting services.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and retail. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, financial and capital advisory (special situation advisory and corporate finance advisory) consulting services, and strategy and innovation consulting services.
Our chief operating decision maker ("CODM"), who is our chief executive officer, manages the business under these three reportable segments. Our CODM uses segment operating income in the annual budgeting and quarterly forecasting process as well as on a monthly basis for evaluating the performance of each segment and making decisions about allocating capital and other resources to each segment. Our CODM does not evaluate segments using asset information.
Segment operating income consists of the revenues generated by a segment, less operating expenses that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner, as well as restructuring charges, depreciation and amortization, and interest expense that are not attributable to a particular segment. The administrative function costs include corporate office support costs, office facility costs, costs related to accounting and finance, human resources, legal, marketing, information technology, and company-wide business development functions, as well as costs related to overall corporate management.
The tables below set forth information about our operating segments for the years ended December 31, 2024, 2023, and 2022, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because the financial results of our international operations are not significant to our consolidated financial statements.

	Year Ended December 31,
	2024	2023	2022
Healthcare:
Revenues before reimbursable expenses	$756,263	$673,989	$534,999
Reimbursable expenses	21,174	22,324	16,347
Total revenues	777,437	696,313	551,346
Operating expenses:
Direct costs	489,123	452,080	360,823
Reimbursable expenses	21,174	22,332	16,463
Selling, general and administrative expenses	49,728	41,351	36,155
Depreciation and amortization	7,162	6,373	6,015
Other segment items(1)	1,322	1,277	663
Total segment operating expenses	568,509	523,413	420,119
Segment operating income	$208,928	$172,900	$131,227

Education:
Revenues before reimbursable expenses	$474,221	$429,663	$359,835
Reimbursable expenses	9,320	9,229	5,988
Total revenues	483,541	438,892	365,823
Operating expenses:
Direct costs	337,607	308,800	257,603
Reimbursable expenses	9,320	9,311	6,083

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Selling, general and administrative expenses	25,472	21,128	18,795
Depreciation and amortization	1,912	437	492
Other segment items(1)	709	118	3,926
Total segment operating expenses	375,020	339,794	286,899
Segment operating income	$108,521	$99,098	$78,924

Commercial:
Revenues before reimbursable expenses	$255,601	$258,408	$237,621
Reimbursable expenses	5,226	5,142	4,171
Total revenues	260,827	263,550	241,792
Operating expenses:
Direct costs	183,250	181,812	167,398
Reimbursable expenses	5,223	5,123	4,126
Selling, general and administrative expenses	20,371	20,251	18,003
Depreciation and amortization	223	210	582
Other segment items(1)	562	1,952	1,658
Total segment operating expenses	209,629	209,348	191,767
Segment operating income	$51,198	$54,202	$50,025

Total Huron:
Revenues before reimbursable expenses	$1,486,085	$1,362,060	$1,132,455
Reimbursable expenses	35,720	36,695	26,506
Total revenues	$1,521,805	$1,398,755	$1,158,961

Segment operating income	$368,647	$326,200	$260,176
Items not allocated at the segment level:
Unallocated corporate expenses	191,180	175,206	136,677
Other gains, net	(14,466)	(444)	(218)
Restructuring charges	7,590	8,204	3,686
Depreciation and amortization	15,524	17,886	20,271
Operating income	168,819	125,348	99,760
Other income (expense), net	(14,803)	(41,453)	8,817
Income before taxes	$154,016	$83,895	$108,577
(1)Other segment items in each segment primarily consists of restructuring charges for all periods presented.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The following tables illustrate the disaggregation of segment total revenues and segment revenues before reimbursable expenses by our two principal capabilities: i) Consulting and Managed Services and ii) Digital, and includes a reconciliation to consolidated total revenues and consolidated revenues before reimbursable expenses. We manage our business on the basis of revenues before reimbursable expenses, which we believe is the most accurate reflection of our services because it eliminates the effect of reimbursable expenses that we bill to our clients at cost.

	Year Ended December 31,
Total Revenues by Capability	2024	2023	2022
Healthcare:
Consulting and Managed Services	$549,686	$493,263	$377,617
Digital	227,751	203,050	173,729
Total revenues	$777,437	$696,313	$551,346
Education:
Consulting and Managed Services	$245,358	$219,098	$195,204
Digital	238,183	219,794	170,619
Total revenues	$483,541	$438,892	$365,823
Commercial:
Consulting and Managed Services	$90,441	$92,182	$82,604
Digital	170,386	171,368	159,188
Total revenues	$260,827	$263,550	$241,792
Total Huron:
Consulting and Managed Services	$885,485	$804,543	$655,425
Digital	636,320	594,212	503,536
Total revenues	$1,521,805	$1,398,755	$1,158,961

	Year Ended December 31,
Revenues before Reimbursable Expenses by Capability	2024	2023	2022
Healthcare:
Consulting and Managed Services	$533,846	$476,726	$365,645
Digital	222,417	197,263	169,354
Total revenues before reimbursable expenses	$756,263	$673,989	$534,999
Education:
Consulting and Managed Services	$240,985	$214,971	$192,336
Digital	233,236	214,692	167,499
Total revenues before reimbursable expenses	$474,221	$429,663	$359,835
Commercial:
Consulting and Managed Services	$89,028	$90,323	$80,013
Digital	166,573	168,085	157,608
Total revenues before reimbursable expenses	$255,601	$258,408	$237,621
Total Huron:
Consulting and Managed Services	$863,859	$782,020	$637,994
Digital	622,226	580,040	494,461
Total revenues before reimbursable expenses	$1,486,085	$1,362,060	$1,132,455
For the years ended December 31, 2024, 2023, and 2022, substantially all of our revenues were recognized over time.
During the years ended December 31, 2024, 2023, and 2022, no single client generated greater than 10% of our consolidated total revenues. At December 31, 2024 and 2023, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net.
20. Valuation and Qualifying Accounts
The table below sets forth the changes in the carrying amount of our allowances for doubtful accounts and unbilled services and valuation allowance for deferred tax assets for the years ended December 31, 2024, 2023, and 2022. Allowances for doubtful accounts and unbilled

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
services includes allowances for fee adjustments and other discretionary pricing adjustments as well as allowances related to clients' inability to make required payments on accounts receivable.

	Beginning Balance	Additions(1)	Deductions	Ending Balance
Year ended December 31, 2022:
Allowances for doubtful accounts and unbilled services	$15,795	17,820	11,480	$22,135
Valuation allowance for deferred tax assets	$2,876	3,421	630	$5,667
Year ended December 31, 2023:
Allowances for doubtful accounts and unbilled services	$22,135	30,570	23,461	$29,244
Valuation allowance for deferred tax assets	$5,667	239	227	$5,679
Year ended December 31, 2024:
Allowances for doubtful accounts and unbilled services	$29,244	24,520	35,346	$18,418
Valuation allowance for deferred tax assets	$5,679	1,035	153	$6,561
(1)Additions to allowances for doubtful accounts and unbilled services are charged to revenues. To the extent we write-off accounts receivable due to a client’s inability to pay, the charge is recognized as a component of selling, general and administrative expenses.