Form 10-Q
period 2025-03-31
Huron Consulting Group Inc.
filed 2025-04-29
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of April 22, 2025, 17,248,034 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,378	$21,911
Receivables from clients, net of allowances of $9,891 and $11,575, respectively	200,934	197,771
Unbilled services, net of allowances of $2,020 and $2,203, respectively	180,808	160,017
Income tax receivable	6,618	1,355
Prepaid expenses and other current assets	28,236	28,063
Total current assets	439,974	409,117
Property and equipment, net	21,125	21,678
Deferred income taxes, net	2,548	2,546
Long-term investments	51,309	69,712
Operating lease right-of-use assets	17,728	19,176
Other non-current assets	118,623	116,569
Intangible assets, net	27,350	26,076
Goodwill	684,909	678,743
Total assets	$1,363,566	$1,343,617
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,754	$11,539
Accrued expenses and other current liabilities	28,764	26,768
Accrued payroll and related benefits	108,702	247,579
Current maturities of long-term debt	13,750	13,750
Current maturities of operating lease liabilities	12,501	12,315
Deferred revenues	28,022	26,869
Total current liabilities	211,493	338,820
Non-current liabilities:
Deferred compensation and other liabilities	44,828	42,481
Long-term debt, net of current portion	561,511	342,857
Operating lease liabilities, net of current portion	27,217	29,686
Deferred income taxes, net	24,233	28,446
Total non-current liabilities	657,789	443,470
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 20,901,686 and 20,780,928 shares issued, respectively	208	208
Treasury stock, at cost, 3,272,043 and 3,065,633 shares, respectively	(189,279)	(160,093)
Additional paid-in capital	127,495	177,673
Retained earnings	556,189	531,653
Accumulated other comprehensive income (loss)	(329)	11,886
Total stockholders’ equity	494,284	561,327
Total liabilities and stockholders’ equity	$1,363,566	$1,343,617
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Revenues before reimbursable expenses	$395,690	$355,961
Reimbursable expenses	8,451	7,424
Total revenues	404,141	363,385
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	278,043	253,303
Reimbursable expenses	8,445	7,584
Selling, general and administrative expenses	76,634	72,700
Other losses	—	1,568
Restructuring charges	1,338	2,337
Depreciation and amortization	6,949	5,972
Total operating expenses	371,409	343,464
Operating income	32,732	19,921
Other income (expense), net:
Interest expense, net of interest income	(5,647)	(5,140)
Other income (expense), net	(5,633)	2,779
Total other expense, net	(11,280)	(2,361)
Income before taxes	21,452	17,560
Income tax benefit	(3,084)	(446)
Net income	$24,536	$18,006
Earnings per share:
Net income per basic share	$1.38	$0.99
Net income per diluted share	$1.33	$0.95
Weighted average shares used in calculating earnings per share:
Basic	17,821	18,196
Diluted	18,475	18,943
Comprehensive income (loss):
Net income	$24,536	$18,006
Foreign currency translation adjustments, net of tax	535	(722)
Unrealized loss on investment, net of tax	(10,517)	(1,447)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	(2,233)	1,073
Other comprehensive loss	(12,215)	(1,096)
Comprehensive income	$12,321	$16,910
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	20,762,327	$208	(3,117,675)	$(160,093)	$177,673	$531,653	$11,886	$561,327
Comprehensive income (loss)						24,536	(12,215)	12,321
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	532,575	5	56,231	2,995	(3,000)			—
Exercise of stock options	43,202	—			2,527			2,527
Purchase of business	15,378	—			2,344			2,344
Share-based compensation					20,814			20,814
Shares redeemed for employee tax withholdings			(212,740)	(32,181)				(32,181)
Share repurchases	(508,611)	(5)			(72,863)			(72,868)
Balance at March 31, 2025	20,844,871	$208	(3,274,184)	$(189,279)	$127,495	$556,189	$(329)	$494,284

Balance at December 31, 2023	21,175,554	$212	(2,975,321)	$(142,136)	$236,962	$415,027	$22,827	$532,892
Comprehensive income (loss)						18,006	(1,096)	16,910
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	544,922	5	71,525	3,458	(3,463)			—
Exercise of stock options	21,419	—			1,167			1,167
Purchase of business	86,913	1			8,639			8,640
Share-based compensation					19,237			19,237
Shares redeemed for employee tax withholdings			(212,745)	(20,927)				(20,927)
Share repurchases	(624,698)	(6)			(62,307)			(62,313)
Balance at March 31, 2024	21,204,110	$212	(3,116,541)	$(159,605)	$200,235	$433,033	$21,731	$495,606

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$24,536	$18,006
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	6,949	5,972
Non-cash lease expense	1,437	1,544
Lease-related impairment charges	738	849
Share-based compensation	15,358	13,949
Amortization of debt discount and issuance costs	286	223
Allowances for doubtful accounts	272	16
Deferred income taxes	259	602
Change in fair value of contingent consideration liabilities	—	516
Change in fair value of preferred stock investment	4,210	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients, net	(2,879)	(51,116)
(Increase) decrease in unbilled services, net	(20,617)	18,097
(Increase) decrease in current income tax receivable / payable, net	(5,668)	(3,363)
(Increase) decrease in other assets	170	(5,008)
Increase (decrease) in accounts payable and other liabilities	1,017	4,437
Increase (decrease) in accrued payroll and related benefits	(132,731)	(132,290)
Increase (decrease) in deferred revenues	(164)	(3,158)
Net cash used in operating activities	(106,827)	(130,724)
Cash flows from investing activities:
Purchases of property and equipment	(1,850)	(1,192)
Investments in life insurance policies	(1,722)	(806)
Purchases of businesses, net of cash acquired	(5,190)	(21,150)
Capitalization of internally developed software costs	(6,679)	(7,605)
Proceeds from note receivable	154	154
Net cash used in investing activities	(15,287)	(30,599)
Cash flows from financing activities:
Proceeds from exercises of stock options	2,527	1,167
Shares redeemed for employee tax withholdings	(32,181)	(20,927)
Share repurchases	(65,310)	(60,998)
Proceeds from bank borrowings	328,000	566,000
Repayments of bank borrowings	(109,438)	(316,000)
Payments for debt issuance costs	—	(1,383)
Deferred payment on business acquisition	(36)	—
Net cash provided by financing activities	123,562	167,859
Effect of exchange rate changes on cash	19	(43)
Net increase in cash and cash equivalents	1,467	6,493
Cash and cash equivalents at beginning of the period	21,911	12,149
Cash and cash equivalents at end of the period	$23,378	$18,642
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$3,446	$6,147
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$694	$1,073
Common stock issued related to purchases of businesses	$2,344	$8,640
Contingent consideration accrued related to purchase of business	$—	$36
Share repurchases included in current liabilities	$8,121	$2,228
Excise tax on net share repurchases included in non-current liabilities	$73	$117
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
See Note 14 “Segment Information” for a discussion of our three segments.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2025 and 2024. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
In the second quarter of 2024, we revised the presentation of our consolidated statement of operations and other comprehensive income (loss) to separately present other losses (gains), net previously presented within selling, general and administrative expenses. The change in presentation had no effect on our consolidated results, and our historical consolidated statements of operations and other comprehensive income (loss) were revised for consistent presentation.
3. New Accounting Pronouncements
Not Yet Adopted
On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which updates annual income tax disclosures by requiring disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2025, with early adoption permitted, and is required to be applied prospectively with the option of retrospective application. We expect the adoption of this ASU will have no impact on our financial position or our results of operations, but will result in additional disclosures.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
4. Goodwill and Intangible Assets
Goodwill
The table below sets forth the changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2025.

	Healthcare	Education	Commercial	Total
Balance as of December 31, 2024:
Goodwill	$643,552	$145,981	$345,102	$1,134,635
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2024	$453,528	$144,564	$80,651	$678,743
Goodwill recorded in connection with business acquisitions	—	6,133	—	6,133
Foreign currency translation	—	33	—	33
Goodwill, net as of March 31, 2025	$453,528	$150,730	$80,651	$684,909
2025 Acquisitions
On March 1, 2025, we completed the acquisition of Advancement Resources, a research-based, philanthropy-focused professional education services firm. The results of operations of Advancement Resources are included within our consolidated financial statements and results of operations of our Education segment as of the acquisition date.
On March 17, 2025, we completed the acquisition of Halpin Partnership Limited (“Halpin”), a U.K.-based management consultancy specializing in higher education fundraising, governance, and strategy. The results of operations of Halpin are included within our consolidated financial statements and results of operations of our Education segment as of the acquisition date.
The acquisitions of Advancement Resources and Halpin are not significant to our consolidated financial statements individually or in the aggregate as of and for the three months ended March 31, 2025. These acquisitions were accounted for using the acquisition method of accounting. Contract assets and contract liabilities are recorded at their carrying value under Topic 606: Revenue from Contracts with Customers.
The current acquisition date values of assets acquired and liabilities assumed in the Advancement Resources and Halpin acquisitions are considered preliminary and are based on the information that was available as of the date of each acquisition. We believe that the information provides a reasonable basis for estimating the preliminary values of assets acquired and liabilities assumed but certain items, such as the valuations of the intangible assets and the working capital adjustments, among other things, may be subject to change as additional information is received. Thus, the provisional measurements of assets acquired, including goodwill, and liabilities assumed related to the Advancement Resources and Halpin acquisitions are subject to change. We expect to finalize the valuations as soon as practicable, but not later than one year from the acquisition dates.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Intangible Assets
Intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following:

		As of March 31, 2025		As of December 31, 2024
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 10	$33,694	$10,953	$30,683	$9,790
Technology and software	2 to 5	16,230	13,267	16,230	12,771
Trade names	6	6,000	6,000	6,000	6,000
Customer contracts	1 to 4	1,664	697	1,483	418
Non-competition agreements	2 to 5	1,380	701	1,260	601
Total		$58,968	$31,618	$55,656	$29,580
During the three months ended March 31, 2025, we acquired intangible assets of $3.3 million related to our acquisitions of Advancement Resources and Halpin. These acquired intangible assets consist of customer relationships, customer contracts and non-competition agreements.
Identifiable intangible assets with finite lives are amortized over their estimated useful lives using either an accelerated or straight-line basis to correspond to the cash flows expected to be derived from the assets. Intangible asset amortization expense was $2.0 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of March 31, 2025.

Year Ending December 31,	Estimated Amortization Expense
2025	$8,713
2026	$6,912
2027	$5,110
2028	$4,105
2029	$2,544
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Revenues
For the three months ended March 31, 2025 and 2024, we recognized total revenues of $404.1 million and $363.4 million, respectively. Of the $404.1 million total revenues recognized in the first quarter of 2025, we recognized $12.4 million from obligations satisfied, or partially satisfied, in prior periods, of which $10.8 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.6 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $363.4 million total revenues recognized in the first quarter of 2024, we recognized $8.3 million from obligations satisfied, or partially satisfied, in prior periods, of which $7.5 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $0.8 million was primarily due to the release of allowances on receivables from clients and unbilled services.
As of March 31, 2025, we had $191.8 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $191.8 million of performance obligations, we expect to recognize $66.1 million as revenue in 2025, $63.9 million in 2026, and the remaining $61.8 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.

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
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset, net balance as of March 31, 2025 and December 31, 2024 was $60.9 million and $60.1 million, respectively. The $0.8 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of March 31, 2025 and December 31, 2024 was $28.0 million and $26.9 million, respectively. The $1.1 million increase reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three months ended March 31, 2025, $19.9 million of revenues recognized were included in the deferred revenue balance as of December 31, 2024, respectively.
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
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended March 31,
	2025	2024
Net income	$24,536	$18,006

Weighted average common shares outstanding – basic	17,821	18,196
Weighted average common stock equivalents	654	747
Weighted average common shares outstanding – diluted	18,475	18,943

Net income per basic share	$1.38	$0.99
Net income per diluted share	$1.33	$0.95
0.1 million shares related to unvested restricted stock and outstanding common stock options were excluded from the computation of the weighted average common stock equivalents presented above for the three months ended March 31, 2025. There were no anti-dilutive securities for the three months ended March 31, 2024.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021.The share repurchase program has been subsequently extended and increased, most recently in the first quarter of 2025. The current authorization extends the share repurchase program through December 31, 2026 with a repurchase amount of $700 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
During the three months ended March 31, 2025, we repurchased and retired 508,611 shares for $72.9 million, which includes a $0.1 million accrual for excise taxes on the net share repurchases and includes 57,040 shares for $8.1 million which were settled in the second quarter of

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
2025. Additionally, in the first quarter of 2025, we settled the repurchase of 5,103 shares for $0.6 million which were accrued as of December 31, 2024.
During the three months ended March 31, 2024, we repurchased and retired 624,698 shares for $62.3 million, which includes a $0.1 million accrual for excise taxes on the net share repurchases and includes 23,000 shares for $2.2 million which settled in the second quarter of 2024. Additionally, in the first quarter of 2024, we settled the repurchase of 10,000 shares for $1.0 million which were accrued as of December 31, 2023.
As of March 31, 2025, $191.7 million remained available for share repurchases under our share repurchase program.
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
As of March 31, 2025, we had total borrowings outstanding under our Amended Credit Agreement of $576.3 million, consisting of $315.0 million outstanding under the Revolver and $261.3 million outstanding under the Term Loan. A summary of the scheduled maturities of those borrowings follows:

Scheduled Maturities of Long-Term Debt
2025	$10,313
2026	$13,750
2027	$552,187
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At March 31, 2025, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.17 to 1.00 and a Consolidated Interest Coverage Ratio of 10.71 to 1.00.
A summary of the carrying amounts of our debt follows:

	March 31, 2025	December 31, 2024
Revolver	$315,000	$93,000
Term Loan	261,250	264,687
Unamortized debt issuance costs - Term Loan[1]	(989)	(1,080)
Total long-term debt	575,261	356,607
Current maturities of long-term debt	(13,750)	(13,750)
Long-term debt, net of current portion	$561,511	$342,857
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
Borrowings outstanding under the Amended Credit Agreement as of March 31, 2025 and December 31, 2024 carried a weighted average interest rate of 5.6% and 4.7%, respectively, including the effect of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity.”
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At March 31, 2025, we had outstanding letters of credit totaling $0.4 million, which are used as security deposits for our office facilities. As of March 31, 2025, the unused borrowing capacity under the Revolver was $284.6 million.
8. Restructuring Charges
Restructuring charges were $1.3 million for the three months ended March 31, 2025, which included a $0.7 million non-cash lease impairment charge driven by updated sublease assumptions for a previously vacated office space and $0.6 million of rent and related expenses, net of sublease income, for our previously vacated office spaces.
Restructuring charges were $2.3 million for the three months ended March 31, 2024, which included $1.0 million of severance-related expenses; $0.8 million of non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces; and $0.5 million of rent and related expenses, net of sublease income, for our previously vacated office spaces.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the carrying value of our restructuring charge liability by restructuring type for the three months ended March 31, 2025.

	Employee Costs	Other	Total
Balance as of December 31, 2024	$629	$568	$1,197
Payments	(589)	(34)	(623)
Adjustments (1)	(26)	—	(26)
Balance as of March 31, 2025	$14	$534	$548
(1)    Adjustments exclude non-cash items related to vacated office spaces, such as lease impairment charges and accelerated depreciation on abandoned operating lease ROU assets and fixed assets, which are recorded as restructuring charges on our consolidated statements of operations.
All of the restructuring charge liability as of March 31, 2025, which primarily relates to the early termination of a contract in a prior period, is expected to be paid in the next 12 months. The employee costs and other restructuring charge liabilities are included as components of accrued payroll and related benefits and accrued expenses and other current liabilities in our consolidated balance sheet, respectively.
9. Derivative Instruments and Hedging Activity
In the normal course of business, we use forward interest rate swaps to manage the interest rate risk associated with our variable-rate borrowings under our senior secured credit facility and we use foreign exchange forward contracts to manage the foreign currency exchange rate risk associated with our operations in India and Canada. We do not use derivative instruments for trading or other speculative purposes.
Cash Flow Hedges
We have designated our interest rate swaps and Indian Rupee forward contracts as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recorded to other comprehensive income to the extent effective and reclassified to earnings upon settlement. Below is additional information on the derivative instruments designed as cash flow hedges in effect during the periods presented. From time to time, we may enter into additional forward interest rate swaps or Indian Rupee forward contracts to further hedge against our interest rate and foreign currency exchange rate risk.
Interest Rate Swaps: We are party to forward interest rate swap agreements with aggregate notional amounts of $250.0 million as of both March 31, 2025 and December 31, 2024. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through February 28, 2030.
As of March 31, 2025, it was anticipated that $0.6 million of the gains, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income (loss) will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.
Indian Rupee Forward Contracts: We are party to Indian Rupee forward contracts that are scheduled to mature monthly through December 31, 2025. As of March 31, 2025 and December 31, 2024, the aggregate notional amounts of these contracts were Indian Rupee (INR) 0.89 billion, or $10.4 million, and Indian Rupee (INR) 1.40 billion, or $16.3 million, respectively, based on the exchange rates in effect as of each period end.
As of March 31, 2025, it was anticipated that the $0.1 million of losses, net of tax, related to these foreign currency forward contracts currently recorded in accumulated other comprehensive income (loss) will be reclassified into earnings in our consolidated statement of operations within the next 12 months.
Refer to Note 11 “Other Comprehensive Income (Loss)” for additional information on our cash flow hedges.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Derivatives not Designated as Hedging Instruments
Canadian Dollar Forward Contracts: During the first quarter of 2025, we entered into an initial Canadian Dollar forward contract with a notional amount of $25.0 million that settled on March 31, 2025. Additionally, on March 31, 2025, we entered into another Canadian Dollar forward contract with a notional amount of $25.0 million that will settle on June 30, 2025. We did not designate these derivatives as accounting hedging instruments. Therefore, changes in the fair value of the derivatives are recorded to other income (expense), net in our consolidated statements of operations. For the three months ended March 31, 2025, we recognized a $0.3 million loss related to the settled forward contract. We did not recognize any gain or loss related to the forward contract entered into on March 31, 2025. From time to time, we may enter into additional Canadian Dollar forward contracts to continue to establish economic hedges against our foreign exchange rate risk.
The table below sets forth additional information relating to our derivative instruments recognized on our consolidated balance sheets as of March 31, 2025 and December 31, 2024.

Derivative Instrument	Balance Sheet Location	March 31, 2025	December 31, 2024
Assets
Cash Flow Hedges
Interest rate swaps	Prepaid expenses and other current assets	$914	$1,600
Interest rate swaps	Other non-current assets	539	1,381
Total Assets		$1,453	$2,981

Liabilities
Cash Flow Hedges
Interest rate swaps	Accrued expenses and other current liabilities	$79	$—
Interest rate swaps	Deferred compensation and other liabilities	1,640	—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	147	381
Total Liabilities		$1,866	$381
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets:
Interest rate swaps	$—	$1,202	$—	$1,202
Convertible debt investment	—	—	48,151	48,151
Deferred compensation assets	—	42,673	—	42,673
Total assets	$—	$43,875	$48,151	$92,026
Liabilities:
Interest rate swaps	$—	$1,468	$—	$1,468
Foreign exchange forward contracts	—	147	—	147
Contingent consideration for business acquisitions	—	—	71	71
Total liabilities	$—	$1,615	$71	$1,686
December 31, 2024
Assets:
Interest rate swaps	$—	$2,981	$—	$2,981
Convertible debt investment	—	—	62,344	62,344
Deferred compensation assets	—	42,083	—	42,083
Total assets	$—	$45,064	$62,344	$107,408
Liabilities:
Foreign exchange forward contracts	$—	$381	$—	$381
Contingent consideration for business acquisitions	—	—	221	221
Total liabilities	$—	$381	$221	$602
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. The carrying value is recorded in long-term investments in our consolidated balance sheets. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. The hybrid analysis utilizes certain assumptions including the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 24.5% and 23.5% as of March 31, 2025 and December 31, 2024, respectively; and the concluded equity volatility of 40.0% as of both March 31, 2025 and December 31, 2024, all of which are Level 3 inputs. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the convertible debt investment for the three months ended March 31, 2025.

Convertible Debt Investment
Balance as of December 31, 2024	$62,344
Change in fair value	(14,193)
Balance as of March 31, 2025	$48,151
Contingent consideration for business acquisitions: We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was 5.6% as of both March 31, 2025 and December 31, 2024. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded to other losses (gains), net in our consolidated statement of operations for that period. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the three months ended March 31, 2025.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2024	$221
Payment	(150)
Balance as of March 31, 2025	$71
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
In the first quarter of 2025, we recognized a non-cash impairment loss of $4.2 million on our preferred stock investment based on the valuation anticipated from the hospital-at-home company's merger with a third-party, which is expected to close in 2025. The non-cash impairment loss was recorded to other income (expense), net in our consolidated statement of operations. Since our initial investment, we have recognized cumulative unrealized losses of $30.5 million and cumulative unrealized gains of $28.6 million. As of March 31, 2025 and December 31, 2024, the carrying value of our preferred stock investment was $3.2 million and $7.4 million, respectively.
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
11. Other Comprehensive Income (Loss)
The table below sets forth the components of other comprehensive income (loss), net of tax, for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$535	$—	$535	$(722)	$—	$(722)
Unrealized gain (loss) on investment	$(14,193)	$3,676	$(10,517)	$(1,947)	$500	$(1,447)
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value	$(2,314)	$598	$(1,716)	$3,678	$(960)	$2,718
Reclassification adjustments into earnings	(933)	243	(690)	(2,285)	596	(1,689)
Net unrealized gain (loss) on interest rate swaps	$(3,247)	$841	$(2,406)	$1,393	$(364)	$1,029
Foreign exchange forward contracts:
Change in fair value	$69	$(18)	$51	$46	$(12)	$34
Reclassification adjustments into earnings	165	(43)	122	14	(4)	10
Net unrealized gain (loss) on foreign exchange forward contracts	$234	$(61)	$173	$60	$(16)	$44
Other comprehensive income (loss)	$(16,671)	$4,456	$(12,215)	$(1,216)	$120	$(1,096)

The before tax amounts reclassified from accumulated other comprehensive income (loss) related to our interest rate swaps and foreign exchange forward contracts designated as cash flow hedges are recorded to interest expense, net of interest income and direct costs, respectively, on our consolidated statement of operations. The related tax amounts reclassified from accumulated other comprehensive income (loss) are recorded to income tax expense (benefit) on our consolidated statement of operations. Refer to Note 9 “Derivative Instruments and Hedging Activity” for additional information on our derivative instruments.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Accumulated other comprehensive income (loss), net of tax, includes the following components:

			Cash Flow Hedges
	Foreign Currency Translation	Available-for-Sale Investment	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2024	$(5,912)	$15,862	$2,220	$(284)	$11,886
Current period change	535	(10,517)	(2,406)	173	(12,215)
Balance as of March 31, 2025	$(5,377)	$5,345	$(186)	$(111)	$(329)
12. Income Taxes
For the three months ended March 31, 2025, our effective tax rate was (14.4)% as we recognized an income tax benefit of $3.1 million on income of $21.5 million. The effective tax rate of (14.4)% was more favorable than the statutory rate, inclusive of state income taxes, of 25.9%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the quarter. This favorable item was partially offset by certain nondeductible expenses.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.4 million were outstanding at both March 31, 2025 and December 31, 2024, which are used as security deposits for our office facilities.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of March 31, 2025 and December 31, 2024, the total estimated fair value of our outstanding contingent consideration liability was $0.1 million and $0.2 million, respectively.
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
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; the federal health system; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our healthcare-focused services and products include financial and operational performance improvement consulting, which spans revenue cycle, business operations and care delivery transformation; digital offerings, spanning technology and analytic-related services, including enterprise health record (“EHR”), enterprise resource planning (“ERP”) and enterprise performance management (“EPM”),

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
customer relationship management (“CRM”), data management, artificial intelligence (“AI”) and automation, and technology managed services, and a portfolio of software products; human capital management; revenue cycle managed services and outsourcing; financial advisory consulting; and strategy and innovation consulting.
•Education
Our Education segment serves public and private colleges and universities, research institutes, not-for-profit organizations and other education-related organizations. Our education and research-focused services and products include our digital offerings, spanning technology and analytic-related services, including student information systems, ERP and EPM, CRM, data management, AI and automation, and technology managed services and our Huron Research Suite product suite (the leading software suite designed to facilitate and improve research administration service delivery and compliance); our research-focused consulting and managed services; our strategy and operations consulting services, which span finance, accounting, operations and athletics to organization and talent strategy and student and academic strategy; and our global philanthropy consulting services, which were bolstered by the acquisitions of Grenzebach Glier and Associates (“GG+A”) in March 2024 and Advancement Resources and Halpin in March 2025.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and retail. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, financial advisory (special situation advisory and corporate finance advisory) consulting services, and strategy and innovation consulting services. In December 2024, we expanded our Commercial consulting and digital services offerings through the acquisition of AXIA Consulting, Inc. (“AXIA Consulting”), a leading provider of supply chain-focused consulting and technology solutions who has deep expertise in the industrials and manufacturing and retail sectors.
Our chief operating decision maker (“CODM”), who is our chief executive officer, manages the business under these three reportable segments. Our CODM uses segment operating income in the annual budgeting and quarterly forecasting process as well as on a monthly basis for evaluating the performance of each segment and making decisions about allocating capital and other resources to each segment. Our CODM does not evaluate segments using asset information.
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
The table below sets forth information about our operating segments for the three months ended March 31, 2025 and 2024, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because the financial results of our international operations are not significant to our consolidated financial statements.

	Three Months Ended March 31,
	2025	2024
Healthcare:
Revenues before reimbursable expenses	$198,490	$180,742
Reimbursable expenses	4,831	4,227
Total revenues	203,321	184,969
Operating expenses:
Direct costs	130,312	123,659

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Reimbursable expenses	4,831	4,326
Selling, general and administrative expenses	10,331	12,435
Depreciation and amortization	1,567	1,737
Other segment items(1)	(36)	118
Total segment operating expenses	147,005	142,275
Segment operating income	$56,316	$42,694

Education:
Revenues before reimbursable expenses	$122,748	$111,583
Reimbursable expenses	2,268	1,962
Total revenues	125,016	113,545
Operating expenses:
Direct costs	90,365	84,557
Reimbursable expenses	2,268	1,994
Selling, general and administrative expenses	8,362	4,894
Depreciation and amortization	969	147
Other segment items(1)	(8)	(3)
Total segment operating expenses	101,956	91,589
Segment operating income	$23,060	$21,956

Commercial:
Revenues before reimbursable expenses	$74,452	$63,636
Reimbursable expenses	1,352	1,235
Total revenues	75,804	64,871
Operating expenses:
Direct costs	57,179	45,070
Reimbursable expenses	1,352	1,264
Selling, general and administrative expenses	5,752	4,449
Depreciation and amortization	236	60
Other segment items(1)	(11)	(11)
Total segment operating expenses	64,508	50,832
Segment operating income	$11,296	$14,039

Total Huron:
Revenues before reimbursable expenses	$395,690	$355,961
Reimbursable expenses	8,451	7,424
Total revenues	$404,141	$363,385

Segment operating income	$90,672	$78,689
Items not allocated at the segment level:
Unallocated corporate expenses	52,371	50,939
Other losses	—	1,568
Restructuring charges	1,392	2,233
Depreciation and amortization	4,177	4,028
Operating income	32,732	19,921
Other expense, net	(11,280)	(2,361)
Income before taxes	$21,452	$17,560
(1)Other segment items in each segment consists of restructuring charges for all periods presented.

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

	Three Months Ended March 31,
Total Revenues by Capability	2025	2024
Healthcare:
Consulting and Managed Services	$147,033	$127,352
Digital	56,288	57,617
Total revenues	$203,321	$184,969
Education:
Consulting and Managed Services	$64,658	$55,894
Digital	60,358	57,651
Total revenues	$125,016	$113,545
Commercial:
Consulting and Managed Services	$17,092	$22,670
Digital	58,712	42,201
Total revenues	$75,804	$64,871
Total Huron:
Consulting and Managed Services	$228,783	$205,916
Digital	175,358	157,469
Total revenues	$404,141	$363,385

	Three Months Ended March 31,
Revenues before Reimbursable Expenses by Capability	2025	2024
Healthcare:
Consulting and Managed Services	$143,374	$124,211
Digital	55,116	56,531
Total revenues before reimbursable expenses	$198,490	$180,742
Education:
Consulting and Managed Services	$63,544	$55,109
Digital	59,204	56,474
Total revenues before reimbursable expenses	$122,748	$111,583
Commercial:
Consulting and Managed Services	$17,003	$22,239
Digital	57,449	41,397
Total revenues before reimbursable expenses	$74,452	$63,636
Total Huron:
Consulting and Managed Services	$223,921	$201,559
Digital	171,769	154,402
Total revenues before reimbursable expenses	$395,690	$355,961
For the three months ended March 31, 2025 and 2024, substantially all of our revenues were recognized over time. During the three months ended March 31, 2025 and 2024, no single client generated greater than 10% of our consolidated total revenues. At March 31, 2025 and December 31, 2024, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” “goals,” “guidance,” or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the necessary number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn or volatility in market conditions, including as a result of current global trade tensions and/or tariffs. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
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
OUR STRATEGY
The combination of our deep industry expertise and breadth of our offerings is the foundation of our growth strategy and why our clients choose Huron as their trusted advisor. Key focus areas of our growth strategy include:
•Sustaining Accelerated Growth in Healthcare and Education: Huron holds leading market positions in healthcare and education, providing comprehensive offerings to the largest health systems, academic medical centers, colleges and universities, and research institutes in the United States and abroad. The Company will continue to broaden its portfolio of offerings in healthcare and education to address the evolving needs in those industries due to competitive, regulatory, financial, and broader market changes.
•Growing Our Businesses in Commercial Industries: Through its deep industry and capability expertise and nimble approach, Huron has grown its client base and expanded on its strengths to grow into a distinct player in key end markets and offerings across commercial industries. Huron’s commercial industry focus has increased the diversification of the Company’s portfolio and end markets while expanding the range of capabilities it can deliver to clients, providing new avenues for growth and an important balance to its healthcare and education businesses.
•Growing Global Digital Capability: As data and technology persist and evolve across industries, Huron’s ability to provide a broad portfolio of digital offerings that support the strategic and operational needs of its clients is at the foundation of the Company’s strategy. Huron will continue to advance its integrated global digital platform to support its strong growth trajectory.
•Solid Foundation for Margin Expansion and Organic Reinvestment: The Company is well-positioned to further achieve margin expansion as well as strong annual adjusted diluted earnings per share growth while also reinvesting in organic growth. We are committed to operating income margin expansion by improving the operational efficiency of our delivery for clients, including through our global delivery platform in India, increasing utilization, continuing to execute on our pricing realization initiatives, and scaling our selling, general, and administrative expenses as we grow.
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
Operating Industries
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; the federal health system; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our healthcare-focused services and products include financial and operational performance improvement consulting, which spans revenue cycle, business operations and care delivery transformation; digital offerings, spanning technology and analytic-related services, including enterprise health record (“EHR”), enterprise resource planning (“ERP”) and enterprise performance management (“EPM”), customer relationship management (“CRM”), data management, artificial intelligence (“AI”) and automation, and technology managed services, and a portfolio of software products; human capital management; revenue cycle managed services and outsourcing; financial advisory consulting; and strategy and innovation consulting.
•Education
Our Education segment serves public and private colleges and universities, research institutes, not-for-profit organizations and other education-related organizations. Our education and research-focused services and products include our digital offerings, spanning technology and analytic-related services, including student information systems, ERP and EPM, CRM, data management, AI and automation, and technology managed services and our Huron Research Suite product suite (the leading software suite designed to facilitate and improve research administration service delivery and compliance); our research-focused consulting and managed services; our strategy and operations consulting services, which span finance, accounting, operations and athletics to organization and talent strategy and student and academic strategy; and our global philanthropy consulting services, which were bolstered by the acquisitions of Grenzebach Glier and Associates (“GG+A”) in March 2024 and Advancement Resources and Halpin in March 2025.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and retail. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, financial advisory (special situation advisory and corporate finance advisory) consulting services, and strategy and innovation consulting services. In December 2024, we expanded our Commercial consulting and digital services offerings through the acquisition of AXIA Consulting, a leading provider of supply chain-focused consulting and technology solutions who has deep expertise in the industrials and manufacturing and retail sectors.
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
We have expanded our ecosystem to work with more than 30 technology partners. For example, we are a Leading Modern Oracle Network Partner; a Summit-level consulting partner with Salesforce.com and a Premium Partner with Salesforce.org; a Workday Services, Preferred Channel, Extend, and Application Management Services Partner; an Amazon Web Services consulting partner; a Microsoft Solutions Partner, an Informatica Platinum Partner; an SAP Concur implementation partner; and a Boomi Elite Partner.
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
Selling, general and administrative expenses consist primarily of compensation costs for our support personnel, which includes salaries, performance bonuses, share-based compensation, signing and retention bonuses, payroll taxes, benefits and deferred compensation expense attributable to the change in market value of our deferred compensation liability. Changes in the market value of our deferred compensation liability are offset with the changes in market value of investments that are used to fund our deferred compensation liability, which are recorded within other income (expense), net. Also included in selling, general and administrative expenses are third-party professional fees, software licenses and data hosting expenses, rent and other office-related expenses, sales- and marketing-related expenses, recruiting and training expenses, and practice administration and meeting expenses.
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
Other losses (gains), net: We exclude the effects of other losses and gains, which primarily relate to changes in the estimated fair value of our liabilities for contingent consideration related to business acquisitions and litigation settlement losses and gains, to permit comparability with periods that are not impacted by these items. These items are recorded as a component of other losses (gains), net on our consolidated statement of operations.
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

RESULTS OF OPERATIONS
Executive Highlights
Highlights from the first quarter of 2025 include:
•Revenues before reimbursable expenses increased 11.2% to $395.7 million for the first quarter of 2025 from $356.0 million for the first quarter of 2024.
•Net income as a percentage of total revenues increased to 6.1% for the first quarter of 2025, compared to 5.0% for the first quarter of 2024.
•Adjusted EBITDA as a percentage of revenues before reimbursable expenses increased to 10.5% for the first quarter of 2025, compared to 9.5% for the first quarter of 2024.
•Diluted EPS increased 40.0% to $1.33 for the first quarter of 2025, compared to $0.95 for the first quarter of 2024.
•Adjusted diluted EPS increased 36.6% to $1.68 for the first quarter of 2025, compared to $1.23 for the first quarter of 2024.
•Returned $72.9 million to shareholders in the first quarter of 2025 by repurchasing 508,611 shares of our common stock.
Revenues before reimbursable expenses increased $39.7 million, or 11.2%, to $395.7 million for the first quarter of 2025 from $356.0 million for the first quarter of 2024. The increase in revenues before reimbursable expenses reflects strength in demand for our Consulting and Managed Services capabilities within our Healthcare and Education segments; and an increase in demand for our Digital capabilities within our Commercial and Education segments, including $11.9 million of incremental revenues before reimbursable expenses from the company's acquisition of AXIA Consulting in December 2024. These increases were partially offset by a decrease in demand for our Consulting and Managed Services capability within our Commercial segment.
Revenues before reimbursable expenses within our Consulting and Managed Services capability increased 11.1% in the first quarter of 2025 to $223.9 million, compared to $201.6 million in the first quarter of 2024; and reflected strengthened demand in our Healthcare and Education segments, offset by a decrease in demand in our Commercial segment. The utilization rate within our Consulting capability increased to 74.1% in the first quarter of 2025, compared to 70.2% in the first quarter of 2024.
Revenues before reimbursable expenses within our Digital capability increased 11.2% in the first quarter of 2025 to $171.8 million, compared to $154.4 million in the first quarter of 2024; and reflected strengthened demand in our Commercial and Education segments, including $11.9 million of incremental revenues before reimbursable expenses from our acquisition of AXIA Consulting in December 2024, partially offset by a decrease in demand in our Healthcare segment. The utilization rate within our Digital capability increased to 78.2% in the first quarter of 2025, compared to 74.3% in the first quarter of 2024.
Our total number of revenue-generating professionals, excluding Managed Services professionals, increased 3.1% to 4,726 as of March 31, 2025, compared to 4,584 as of March 31, 2024, as a result of the acquisitions completed since the first quarter of 2024 and hiring to support the overall increase in demand for our services. The number of Managed Services professionals increased 37.7% to 1,679 as of March 31, 2025 from 1,219 as of March 31, 2024. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.
Net income increased $6.5 million, or 36.3%, to $24.5 million, or 6.1% of total revenues, for the three months ended March 31, 2025 from $18.0 million, or 5.0% of total revenues, for the same period last year. As a result of the increase in net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, diluted earnings per share for the first quarter of 2025 increased 40.0% to $1.33, compared to $0.95 for the first quarter of 2024. Adjusted diluted earnings per share increased 36.6% to $1.68 for the first quarter of 2025, compared to $1.23 for the first quarter of 2024.
Adjusted EBITDA increased $7.7 million, or 22.7%, to $41.5 million, or 10.5% of revenues before reimbursable expenses, for the three months ended March 31, 2025, compared to $33.8 million, or 9.5% of revenues before reimbursable expenses, for the same period last year.
In the first three months of 2025, we deployed $72.9 million of capital to repurchase 508,611 shares of our common stock, representing 2.9% of our common stock outstanding as of December 31, 2024.

Summary of Results
The following table sets forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2025	2024
Healthcare:
Revenues before reimbursable expenses	$198,490	$180,742
Operating income	$56,316	$42,694
Segment operating income as a percentage of segment revenues before reimbursable expenses	28.4%	23.6%
Education:
Revenues before reimbursable expenses	$122,748	$111,583
Operating income	$23,060	$21,956
Segment operating income as a percentage of segment revenues before reimbursable expenses	18.8%	19.7%
Commercial:
Revenues before reimbursable expenses	$74,452	$63,636
Operating income	$11,296	$14,039
Segment operating income as a percentage of segment revenues before reimbursable expenses	15.2%	22.1%
Total Huron:
Revenues before reimbursable expenses	$395,690	$355,961
Reimbursable expenses	8,451	7,424
Total revenues	$404,141	$363,385

Items not allocated at the segment level:
Unallocated corporate expenses	52,371	50,939
Other losses	—	1,568
Restructuring charges	1,392	2,233
Depreciation and amortization	4,177	4,028
Operating income	32,732	19,921
Other expense, net	(11,280)	(2,361)
Income before taxes	21,452	17,560
Income tax benefit	(3,084)	(446)
Net income	$24,536	$18,006
Earnings per share:
Basic	$1.38	$0.99
Diluted	$1.33	$0.95

Other Operating Data:
Number of revenue-generating professionals by segment (at period end):
Healthcare	1,209	1,192
Education	1,167	1,099
Commercial (1)	2,350	2,293
Total (excluding Managed Services)	4,726	4,584
Managed Services(2)	1,679	1,219
Total	6,405	5,803

Revenues before reimbursable expenses by capability:
Consulting and Managed Services(3)	$223,921	$201,559
Digital	171,769	154,402
Total	$395,690	$355,961

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2025	2024
Number of revenue-generating professionals by capability (at period end):
Consulting	1,726	1,672
Managed Services(2)	1,679	1,219
Digital	3,000	2,912
Total	6,405	5,803

Utilization rate by capability(4):
Consulting	74.1%	70.2%
Digital	78.2%	74.3%

(1)    The majority of our revenue-generating professionals within our Commercial segment can provide services across all of our industries, including healthcare and education, and the related costs of these professionals are allocated to each of the segments.
(2)    We have separately presented the total number of revenue-generating professionals within our Managed Services capabilities of our Healthcare and Education segments. Our Healthcare Managed Services professionals provide revenue cycle billing, collections, insurance verification and change integrity services to clients. Our Education Managed Services professionals provide research administration managed services and outsourcing at our education and research-focused clients.
The number of Managed Services revenue-generating professionals within our Healthcare segment was 1,568 and 1,087 as of March 31, 2025 and 2024, respectively.
The number of Managed Services revenue-generating professionals within our Education segment was 111 and 132 as of March 31, 2025 and 2024, respectively.
(3)    Managed Services capability revenues before reimbursable expenses within our Healthcare segment was $18.3 million and $17.5 million for the three months ended March 31, 2025 and 2024, respectively.
Managed Services capability revenues before reimbursable expenses within our Education segment was $7.4 million for both the three months ended March 31, 2025 and 2024.
(4)    Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.

Non-GAAP Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
	2025	2024
Revenues before reimbursable expenses	$395,690	$355,961
Reimbursable expenses	8,451	7,424
Total revenues	$404,141	$363,385
Net income	$24,536	$18,006
Net income as a percentage of total revenues	6.1%	5.0%
Add back:
Income tax benefit	(3,084)	(446)
Interest expense, net of interest income	5,647	5,140
Depreciation and amortization	7,149	6,181
EBITDA	34,248	28,881
Add back:
Restructuring charges	1,338	2,337
Other losses	—	1,568
Transaction-related expenses	1,296	1,497
Unrealized loss on preferred stock investment	4,210	—
Foreign currency transaction losses (gains), net	399	(465)
Adjusted EBITDA	$41,491	$33,818
Adjusted EBITDA as a percentage of revenues before reimbursable expenses	10.5%	9.5%
Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Three Months Ended March 31,
	2025	2024
Net income	$24,536	$18,006
Weighted average shares - diluted	18,475	18,943
Diluted earnings per share	$1.33	$0.95
Add back:
Amortization of intangible assets	2,036	1,690
Restructuring charges	1,338	2,337
Other losses	—	1,568
Transaction-related expenses	1,296	1,497
Unrealized loss on preferred stock investment	4,210	—
Tax effect of adjustments	(2,309)	(1,844)
Total adjustments, net of tax	6,571	5,248
Adjusted net income	$31,107	$23,254
Adjusted weighted average shares - diluted	18,475	18,943
Adjusted diluted earnings per share	$1.68	$1.23

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues before Reimbursable Expenses
Revenues before reimbursable expenses by segment and capability for the three months ended March 31, 2025 and 2024 were as follows:

Revenues before Reimbursable Expenses (in thousands)	Three Months Ended March 31,		Increase / (Decrease)
	2025	2024	$	%
Segment:
Healthcare	$198,490	$180,742	$17,748	9.8%
Education	122,748	111,583	11,165	10.0%
Commercial	74,452	63,636	10,816	17.0%
Total revenues before reimbursable expenses	$395,690	$355,961	$39,729	11.2%

Capability:
Consulting and Managed Services	$223,921	$201,559	$22,362	11.1%
Digital	171,769	154,402	17,367	11.2%
Total revenues before reimbursable expenses	$395,690	$355,961	$39,729	11.2%
Revenues before reimbursable expenses increased $39.7 million, or 11.2%, to $395.7 million for the first quarter of 2025 from $356.0 million for the first quarter of 2024. The overall increase in revenues before reimbursable expenses reflects strength in demand for our Consulting and Managed Services capabilities within our Healthcare and Education segments; and an increase in demand for our Digital capabilities within our Commercial and Education segments, including $11.9 million of incremental revenues before reimbursable expenses from our acquisition of AXIA Consulting in December 2024. These increases were partially offset by a decrease in demand for our Consulting and Managed Services capability within our Commercial segment. Additional information on our revenues before reimbursable expense by segment follows.
•Healthcare revenues before reimbursable expenses increased $17.7 million, or 9.8%, driven by strengthened demand for our performance improvement and financial advisory solutions within our Consulting and Managed Services capability. These increases in demand were partially offset by a decrease in revenues before reimbursable expenses due to the divestiture of our Studer Education practice in the fourth quarter of 2024 and a decrease in revenues before reimbursable expenses for our technology and analytics services within our Digital capability. The Studer Education business generated $3.4 million of revenues before reimbursable expenses in the first quarter of 2024.
The number of revenue-generating professionals, excluding Managed Services professionals, within our Healthcare segment grew 1.4% to 1,209 as of March 31, 2025, compared to 1,192 as of March 31, 2024.
•Education revenues before reimbursable expenses increased $11.2 million, or 10.0%, driven by strengthened demand for our strategy and operations solution within our Consulting and Managed Services capability; $3.0 million of incremental revenues before reimbursable expenses from our acquisition of GG+A completed in March 2024; an increase in demand for our software products within our Digital capability; and an additional $0.8 million of incremental revenues before reimbursable expenses from other acquisitions completed since the first quarter of 2024.
The number of revenue-generating professionals within our Education segment, excluding Managed Services professionals, grew 6.2% to 1,167 as of March 31, 2025, compared to 1,099 as of March 31, 2024. Our acquisitions of Advancement Resources and Halpin in March 2025 added approximately 30 revenue-generating professionals.
•Commercial revenues before reimbursable expenses increased $10.8 million, or 17.0%, which included $11.2 million of incremental revenues before reimbursable expenses from our acquisition of AXIA Consulting completed in December 2024 and an increase in demand for our technology and analytics services within our Digital capability. These increases were partially offset by decreases in demand for our strategy and innovation and financial advisory solutions within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Commercial segment, the majority of which provide services across all of our industries, grew 2.5% to 2,350 as of March 31, 2025, compared to 2,293 as of March 31, 2024, including our acquisition of AXIA Consulting in December 2024 which added approximately 130 revenue-generating professionals.

Operating Expenses
Operating expenses for the first quarter of 2025 increased $27.9 million, or 8.1%, over the first quarter of 2024.
Operating expenses and operating expenses as a percentage of revenues before reimbursable expenses were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues before reimbursable expenses)	Three Months Ended March 31,				Increase / (Decrease)
	2025		2024
Direct costs	$278,043	70.3%	$253,303	71.2%	$24,740
Reimbursable expenses	8,445	2.1%	7,584	2.1%	861
Selling, general and administrative expenses	76,634	19.4%	72,700	20.4%	3,934
Other losses	—	—%	1,568	0.4%	(1,568)
Restructuring charges	1,338	0.3%	2,337	0.7%	(999)
Depreciation and amortization	6,949	1.8%	5,972	1.7%	977
Total operating expenses	$371,409	93.9%	$343,464	96.5%	$27,945
Direct Costs
Direct costs increased $24.7 million, or 9.8%, to $278.0 million for the first quarter of 2025 from $253.3 million for the first quarter of 2024. The $24.7 million increase primarily related to a $25.5 million increase in compensation costs for our revenue-generating professionals. The increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to a $16.5 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2025, a $7.6 million increase in performance bonus expense, and a $1.1 million increase in share-based compensation expense. The increase in share-based compensation expense was primarily the result of paying a larger portion of our annual performance bonus in share-based equity grants compared to the prior year. As a percentage of revenues before reimbursable expenses, direct costs decreased to 70.3% during the first quarter of 2025, compared to 71.2% during the first quarter of 2024. This decrease was primarily due to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.9 million, or 5.4%, to $76.6 million in the first quarter of 2025 from $72.7 million in the first quarter of 2024. The $3.9 million increase includes a $2.8 million increase in compensation costs for our support personnel and a $2.0 million increase in software and data hosting expense; partially offset by a $3.5 million decrease in legal expenses. The $2.8 million increase in compensation costs for our support personnel was driven by a $4.0 million increase in salaries and related expenses and a $2.6 million increase in performance bonus expense; partially offset by a $3.4 million decrease in deferred compensation expense attributable to the change in market value of our deferred compensation liability. The decrease in deferred compensation expense is offset by an increase in the loss recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. As a percentage of revenues before reimbursable expenses, selling, general and administrative expenses decreased to 19.4% during the first quarter of 2025, compared to 20.4% during the first quarter of 2024, which was primarily driven by the decreases in legal expenses and deferred compensation expense; partially offset by an increase in performance bonus expense for our support personnel, as a percentage of revenues before reimbursable expenses.
Other Losses
Other losses totaled $1.6 million in the first quarter of 2024 and consisted of a $1.0 million litigation settlement loss for a completed legal matter and $0.5 million of net remeasurement losses to increase the fair value of our contingent consideration liabilities related to business combinations. There were no other losses or gains recognized in the first quarter of 2025.
See Note 10 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.

Restructuring Charges
Restructuring charges for the first quarter of 2025 were $1.3 million, compared to $2.3 million for the first quarter of 2024. The $1.3 million restructuring charge recognized in the first quarter of 2025 included a $0.7 million non-cash lease impairment charge driven by updated sublease assumptions for a previously vacated office space and $0.6 million of rent and related expenses, net of sublease income, for our previously vacated office spaces.
The $2.3 million of restructuring charges recognized in the first quarter of 2024 included $1.0 million of severance-related expenses; $0.8 million of non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces; and $0.5 million of rent and related expenses, net of sublease income, for our previously vacated office spaces.
Depreciation and Amortization
Depreciation and amortization expense increased $1.0 million, or 16.4%, to $6.9 million in the first quarter of 2025, compared to $6.0 million in the first quarter of 2024. The $1.0 million increase in depreciation and amortization expense was primarily attributable to increases in amortization of internally developed software and intangible assets acquired in business acquisitions.
Operating Income
Operating income increased $12.8 million, or 64.3%, to $32.7 million in the first quarter of 2025 from $19.9 million in the first quarter of 2024. Operating margin, which is defined as operating income expressed as a percentage of revenues before reimbursable expenses was 8.3% for the three months ended March 31, 2025, compared to 5.6% for the three months ended March 31, 2024.
Operating income and operating margin for each of our segments as well as unallocated corporate expenses were as follows:

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended March 31,				Increase / (Decrease)
	2025		2024
Healthcare	$56,316	28.4%	$42,694	23.6%	$13,622
Education	$23,060	18.8%	$21,956	19.7%	$1,104
Commercial	$11,296	15.2%	$14,039	22.1%	$(2,743)

Unallocated Corporate Expenses (in thousands)
Unallocated corporate expenses	$52,371		$50,939		$1,432
•Healthcare operating income increased $13.6 million, or 31.9%, primarily due to the increase in revenues before reimbursable expenses, as well as decreases in practice administration and meeting expenses, contractor expenses, and salaries and related expenses for our support personnel; partially offset by an increase in compensation costs for our revenue-generating professionals. The increase in compensation costs for our revenue-generating professionals was primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2025, and an increase in performance bonus expense. Healthcare operating margin increased to 28.4% from 23.6% primarily due to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and the decreases in contractor expenses, practice administration and meeting expenses, and salaries and related expenses for our support personnel.
•Education operating income increased $1.1 million, or 5.0%, primarily due to the increase in revenues before reimbursable expenses; largely offset by increases in compensation costs for our revenue-generating professionals and support personnel, practice administration and meeting expenses, and amortization of internally developed software. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2025, and an increase in performance bonus expense for our revenue-generating professionals. Education operating margin decreased to 18.8% from 19.7% primarily driven by the increases in practice administration and meeting expenses, salaries and related expenses for our support personnel, and amortization of internally developed software, as percentages of revenues before reimbursable expenses; partially offset by revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals.
•Commercial operating income decreased $2.7 million, or 19.5%, primarily due to increases in compensation costs for our revenue-generating professionals and support personnel and contractor expenses; partially offset by the increase in revenues before reimbursable expenses. The increase in compensation costs was primarily due to the increased headcount, driven by our acquisition of AXIA Consulting, and annual salary increases that went into effect in the first quarter of 2025, as well as an increase in performance bonus expense. Commercial operating margin decreased to 15.2% from 22.1% primarily due to the increases in compensation costs for our revenue-generating professionals and support personnel and contractor expenses, as percentages of revenues.

•Unallocated corporate expenses increased $1.4 million, or 2.8%, primarily due to increases in software and data hosting expenses and compensation costs for our support personnel; partially offset by a decrease in legal expenses. The increase in compensation costs for our support personnel was primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2025, and an increase in performance bonus expense; partially offset by a decrease in deferred compensation expense attributable to the change in market value of our deferred compensation liability.
Other Income (Expense), Net
Interest expense, net of interest income increased $0.5 million to $5.6 million in the first quarter of 2025 from $5.1 million in the first quarter of 2024, which was primarily attributable to higher interest rates under our Amended Credit Facility during the first quarter of 2025 compared to the first quarter of 2024. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our Amended Credit Facility.
Other income (expense), net totaled expense of $5.6 million in the first quarter of 2025, compared to income of $2.8 million in the first quarter of 2024. In the first quarter of 2025, we recognized a non-cash impairment loss of $4.2 million on our preferred stock investment in a hospital-at-home company; a $1.1 million loss for the market value of our investments that are used to fund our deferred compensation liability; and $0.4 million of foreign currency transaction losses. In the first quarter of 2024, we recognized a $2.3 million gain for the market value of our deferred compensation investments and $0.5 million of foreign currency transaction gains. The change in the market value of our investments that are used to fund our deferred compensation liability are offset with deferred compensation expense which is recognized as a component of selling, general and administrative expenses on our consolidated statements of operations. See Note 10 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our preferred stock investment. See Note 9 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our foreign exchange forward contracts.
Income Tax Expense
For the three months ended March 31, 2025, our effective tax rate was (14.4)% as we recognized an income tax benefit of $3.1 million on income of $21.5 million. The effective tax rate of (14.4)% was more favorable than the statutory rate, inclusive of state income taxes, of 25.9%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the quarter. This favorable item was partially offset by certain nondeductible expenses.
For the three months ended March 31, 2024, our effective tax rate was (2.5)% as we recognized an income tax benefit of $0.4 million on income of $17.6 million. The effective tax rate of (2.5)% was more favorable than the statutory rate, inclusive of state income taxes, of 26.1%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the quarter.
Net Income and Earnings per Share
Net income increased $6.5 million, or 36.3%, to $24.5 million for the three months ended March 31, 2025 from $18.0 million for the same period last year. As a results of the increase in net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, diluted earnings per share for the first quarter of 2025 increased to $1.33 from $0.95 for the first quarter of 2024.
EBITDA and Adjusted EBITDA
EBITDA increased $5.4 million, or 18.6%, to $34.2 million for the first quarter of 2025 from $28.9 million for the first quarter of 2024. The increase in EBITDA was primarily attributable to the increases in Healthcare and Education segment operating income, excluding segment depreciation and amortization; partially offset by the $4.2 million non-cash impairment loss related to our preferred stock investment in a hospital-at-home company recognized in the first quarter of 2025, the decrease in Commercial segment operating income, excluding segment depreciation and amortization, and the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability.
Adjusted EBITDA increased $7.7 million, or 22.7%, to $41.5 million in the first quarter of 2025 from $33.8 million in the first quarter of 2024. The increase in adjusted EBITDA was primarily attributable to the increases in Healthcare and Education operating income, excluding the impact of segment depreciation and amortization and segment restructuring charges; partially offset by the decrease in Commercial operating income, excluding the impact of segment depreciation and amortization and segment restructuring charges, and the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability and transaction-related expenses.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $7.9 million, or 33.8%, to $31.1 million in the first quarter of 2025, compared to $23.3 million in the first quarter of 2024. As a result of the increase in adjusted net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, adjusted diluted earnings per share increased to $1.68 for the first quarter of 2025 compared to $1.23 for the first quarter of 2024.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $23.4 million and $21.9 million at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Three Months Ended March 31,
Cash Flows (in thousands):	2025	2024
Net cash used in operating activities	$(106,827)	$(130,724)
Net cash used in investing activities	(15,287)	(30,599)
Net cash provided by financing activities	123,562	167,859
Effect of exchange rate changes on cash	19	(43)
Net increase in cash and cash equivalents	$1,467	$6,493
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
Net cash used in operating activities decreased by $23.9 million to $106.8 million for the three months ended March 31, 2025 from $130.7 million for the three months ended March 31, 2024. The decrease in net cash used in operating activities was primarily related to an increase in cash collections in the first three months of 2025; partially offset by an increase in payments for salaries and related expenses for our revenue-generating professionals and an increase in the amount paid for annual performance bonuses in the first quarter of 2025 compared to the first quarter of 2024.
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
Net cash used in investing activities was $15.3 million for the three months ended March 31, 2025, which primarily consisted of $6.7 million for payments related to internally developed software to advance our Healthcare and Education software products; $5.2 million for the purchases of businesses; $1.9 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; and $1.7 million for contributions to our life insurance policies.
Net cash used in investing activities was $30.6 million for the three months ended March 31, 2024, which primarily consisted of $21.2 million for the purchase of a business; $7.6 million for payments related to internally developed software to advance our Healthcare and Education software products; $1.2 million for purchases of property and equipment, primarily related to leasehold improvements for certain office spaces and purchases of computers and related equipment; and $0.8 million for contributions to our life insurance policies.

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
Net cash provided by financing activities was $123.6 million for the three months ended March 31, 2025. During the three months ended March 31, 2025, we borrowed $328.0 million and made repayments on our borrowings of $109.4 million. The net borrowings of $218.6 million were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2025. Additionally, during the first three months of 2025, we paid $65.3 million for the settlement of share repurchases and we reacquired $32.2 million of common stock as a result of tax withholdings upon vesting of share-based compensation. These uses of cash for financing activities were partially offset by $2.5 million of cash received from stock option exercises in the first three months of 2025.

Net cash provided by financing activities was $167.9 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, we borrowed $566.0 million and made repayments on our borrowings of $316.0 million. The borrowings and repayments during the first three months of 2024 include the $275.0 million Term Loan proceeds which were used to repay borrowings under the Revolver in the first quarter of 2024. The net borrowings of $250.0 million were primarily used to fund our operations including our annual performance bonus payments in the first quarter of 2024. Additionally, during the first three months of 2024, we paid $61.0 million for the settlement of share repurchases and we reacquired $20.9 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made payments of $1.4 million for debt issuance costs related to the Term Loan. These uses of cash for financing activities were partially offset by $1.2 million cash received from stock option exercises in the first quarter of 2024.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021.The share repurchase program has been subsequently extended and increased, most recently in the first quarter of 2025. The current authorization extends the share repurchase program through December 31, 2026 with a repurchase amount of $700 million, of which $191.7 million remains available as of March 31, 2025. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Financing Arrangements
At March 31, 2025, we had $576.3 million outstanding under our Amended Credit Agreement, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At March 31, 2025 and December 31, 2024, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of March 31, 2025 was 2.17 to 1.00, compared to 1.39 to 1.00 as of December 31, 2024. Our Consolidated Interest Coverage Ratio as of March 31, 2025 was 10.71 to 1.00, compared to 10.50 to 1.00 as of December 31, 2024.
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

Borrowings outstanding under the Amended Credit Agreement at March 31, 2025 and December 31, 2024 totaled $576.3 million and $357.7 million, respectively. Of the $576.3 million outstanding as of March 31, 2025, $315.0 million was outstanding under the Revolver and $261.3 million was outstanding under the Term Loan. Of the $357.7 million outstanding as of December 31, 2024, $93.0 million was outstanding under the Revolver and $264.7 million was outstanding under the Term Loan. These borrowings carried a weighted average interest rate of 5.6% at March 31, 2025 and 4.7% at December 31, 2024, including the impact of the interest rate swaps described in Note 9 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements.
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At March 31, 2025, we had outstanding letters of credit totaling $0.4 million, which are used as security deposits for our office facilities. As of March 31, 2025, the unused borrowing capacity under the Revolver was $284.6 million.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies and estimates are those policies and estimates that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies and estimates are important, we believe that there are five accounting policies and estimates that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies during the three months ended March 31, 2025.
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
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our senior secured credit facility. At our option, these borrowings bear interest at one, three or six month Term SOFR or, in the case of the Revolver, an alternate base rate. At March 31, 2025, we had borrowings outstanding under the credit facility totaling $576.3 million that carried a weighted average interest rate of 5.6%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $3.3 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2024, we had borrowings outstanding under the credit facility totaling $357.7 million that carried a weighted average interest rate of 4.7% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $1.1 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of both March 31, 2025 and December 31, 2024, the aggregate notional amount of our forward interest rate swap agreements was $250.0 million. The outstanding interest rate swap agreements as of March 31, 2025 are scheduled to mature on a staggered basis through February 28, 2030.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates associated with our operations in India and Canada. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses and our translation risk related to our USD-denominated intercompany receivables in Canada by entering into foreign exchange forward contracts.
Indian Rupee Forward Contracts: As of March 31, 2025 and December 31, 2024, the aggregate notional amounts of these contracts were Indian Rupee (INR) 0.89 billion, or $10.4 million, and Indian Rupee (INR) 1.40 billion, or $16.3 million, respectively, based on the exchange rates in effect as of each period end. The outstanding foreign exchange forward contracts as of March 31, 2025 are scheduled to mature monthly through December 31, 2025.
Canadian Dollar Forward Contracts: During the first quarter of 2025, we entered into a Canadian Dollar forward contract with a notional amount of $25.0 million that settled on March 31, 2025. Additionally, on March 31, 2025, we entered into another Canadian Dollar forward contract with a notional amount of $25.0 million that will settle on June 30, 2025.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign exchange forward contract portfolio. The sensitivity of the portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the derivatives and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the USD to INR and USD to CAD exchange rates would have an immaterial impact on the fair value of our derivative instruments as of March 31, 2025 and December 31, 2024.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. As of March 31, 2025, the fair value of the investment was $48.2 million, with a total cost basis of $40.9 million. At December 31, 2024, the fair value of the investment was $62.3 million, with a total cost basis of $40.9 million.
We have a preferred stock investment in a privately-held hospital-at-home company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. As of March 31, 2025 and December 31, 2024, the carrying value of the investment was $3.2 million and $7.4 million, respectively, with a total cost basis of $5.0 million. In the first quarter of 2025, we recognized a non-cash impairment loss of $4.2 million on our preferred stock investment based on the valuation anticipated from the hospital-at-home company's merger with a third-party, which is expected to close in 2025. The non-cash impairment loss was recorded to other income (expense), net in our consolidated statement of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Form 10-K"), which was filed with the Securities and Exchange Commission on February 25, 2025, for a complete description of the material risks we face. There have been no material changes to the Company’s risk factors since the 2024 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On March 1, 2025, as partial consideration for our acquisition of Advancement Resources, we issued 15,378 shares of our common stock, par value $0.01 per share, with an aggregate value of $2.3 million. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2025, we reacquired 212,740 shares of common stock with a weighted average fair market value of $151.27 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the fist quarter of 2025. The current authorization extends the share repurchase program through December 31, 2026 with a repurchase amount of $700 million, of which $191.7 million remains available as of March 31, 2025. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
The following table provides information with respect to purchases we made of our common stock during the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
January 1, 2025 - January 31, 2025	44,700	$123.84	35,946	$60,070,807
February 1, 2025 - February 28, 2025	69,729	$143.46	69,729	$50,065,466
March 1, 2025 - March 31, 2025	606,922	$147.34	402,936	$191,722,978
Total	721,351	$145.51	508,611

(1)The number of shares repurchased included 8,754 shares in January 2025 and 203,986 shares in March 2025 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our officers and/or directors during the first quarter of 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Rule 10b5-1 Trading Plan Action	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Shares to be Sold
Hugh E. Sawyer - Director	Adoption	3/6/2025	2/27/2026	4,008

During the first quarter of 2025, none of our officers or directors modified or terminated contracts, instructions or written plans for the sale or purchase of our securities intended to satisfy the affirmative defense condition of Rule 10b5-1(c) or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1*	Amendment to Senior Management Agreement by and between Huron Consulting Group Inc. and James R. Dail Jr.	X
10.2*	Amendment to Senior Management Agreement by and between Huron Consulting Group Inc. and John D. Kelly.	X
10.3*	Senior Management Agreement by and between Huron Consulting Group Inc. and Hope Katz.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
* Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	April 29, 2025	/s/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer