Form 10-Q
period 2025-06-30
Huron Consulting Group Inc.
filed 2025-07-31
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of July 24, 2025, 17,306,887 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$61,011	$21,911
Receivables from clients, net of allowances of $8,375 and $11,575, respectively	192,958	197,771
Unbilled services, net of allowances of $2,260 and $2,203, respectively	189,038	160,017
Income tax receivable	17,515	1,355
Prepaid expenses and other current assets	29,919	28,063
Total current assets	490,441	409,117
Property and equipment, net	19,709	21,678
Deferred income taxes, net	2,545	2,546
Long-term investments, net of allowances of $11,125 and $0, respectively	35,144	69,712
Operating lease right-of-use assets	16,963	19,176
Other non-current assets	124,925	116,569
Intangible assets, net	52,015	26,076
Goodwill	739,070	678,743
Total assets	$1,480,812	$1,343,617
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,157	$11,539
Accrued expenses and other current liabilities	27,870	26,768
Accrued payroll and related benefits	152,592	247,579
Current maturities of long-term debt	13,750	13,750
Current maturities of operating lease liabilities	12,245	12,315
Deferred revenues	29,277	26,869
Total current liabilities	246,891	338,820
Non-current liabilities:
Deferred compensation and other liabilities	66,384	42,481
Long-term debt, net of current portion	643,165	342,857
Operating lease liabilities, net of current portion	24,731	29,686
Deferred income taxes, net	24,646	28,446
Total non-current liabilities	758,926	443,470
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 20,569,018 and 20,780,928 shares issued, respectively	205	208
Treasury stock, at cost, 3,269,816 and 3,065,633 shares, respectively	(189,388)	(160,093)
Additional paid-in capital	93,502	177,673
Retained earnings	575,619	531,653
Accumulated other comprehensive income (loss)	(4,943)	11,886
Total stockholders’ equity	474,995	561,327
Total liabilities and stockholders’ equity	$1,480,812	$1,343,617
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Revenues before reimbursable expenses	$402,505	$371,654	$798,195	$727,615
Reimbursable expenses	9,250	9,363	17,701	16,787
Total revenues	411,755	381,017	815,896	744,402
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	269,028	248,605	547,071	501,908
Reimbursable expenses	9,250	9,427	17,695	17,011
Selling, general and administrative expenses	80,217	71,410	156,851	144,110
Other gains, net	(71)	(15,917)	(71)	(14,349)
Restructuring charges	560	2,056	1,898	4,393
Depreciation and amortization	7,117	6,033	14,066	12,005
Total operating expenses	366,101	321,614	737,510	665,078
Operating income	45,654	59,403	78,386	79,324
Other income (expense), net:
Interest expense, net of interest income	(9,281)	(7,954)	(14,928)	(13,094)
Other income (expense), net	(8,665)	646	(14,298)	3,425
Total other expense, net	(17,946)	(7,308)	(29,226)	(9,669)
Income before taxes	27,708	52,095	49,160	69,655
Income tax expense	8,278	14,613	5,194	14,167
Net income	$19,430	$37,482	$43,966	$55,488
Earnings per share:
Net income per basic share	$1.12	$2.10	$2.50	$3.08
Net income per diluted share	$1.09	$2.03	$2.42	$2.96
Weighted average shares used in calculating earnings per share:
Basic	17,320	17,887	17,569	18,042
Diluted	17,772	18,454	18,137	18,741
Comprehensive income (loss):
Net income	$19,430	$37,482	$43,966	$55,488
Foreign currency translation adjustments, net of tax	2,749	(281)	3,284	(1,003)
Unrealized loss on investment, net of tax	(5,249)	(6,318)	(15,766)	(7,765)
Unrealized loss on cash flow hedging instruments, net of tax	(2,114)	(1,127)	(4,347)	(54)
Other comprehensive loss	(4,614)	(7,726)	(16,829)	(8,822)
Comprehensive income	$14,816	$29,756	$27,137	$46,666
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	20,844,871	$208	(3,274,184)	$(189,279)	$127,495	$556,189	$(329)	$494,284
Comprehensive income (loss)						19,430	(4,614)	14,816
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	5,835	—	4,604	217	(217)			—
Exercise of stock options	985	—			64			64
Purchase of business	147,221	1			18,552			18,553
Share-based compensation					8,601			8,601
Shares redeemed for employee tax withholdings			(2,377)	(326)				(326)
Share repurchases	(429,669)	(4)			(60,993)			(60,997)
Balance at June 30, 2025	20,569,243	$205	(3,271,957)	$(189,388)	$93,502	$575,619	$(4,943)	$474,995

Balance at March 31, 2024	21,204,110	$212	(3,116,541)	$(159,605)	$200,235	$433,033	$21,731	$495,606
Comprehensive income (loss)						37,482	(7,726)	29,756
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	5,516	—	3,295	221	(221)			—
Exercise of stock options	1,000	—			48			48
Share-based compensation					9,580			9,580
Shares redeemed for employee tax withholdings			(1,627)	(153)				(153)
Other capital contributions					113			113
Share repurchases	(376,493)	(4)			(34,368)			(34,372)
Balance at June 30, 2024	20,834,133	$208	(3,114,873)	$(159,537)	$175,387	$470,515	$14,005	$500,578

	Six Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	20,762,327	$208	(3,117,675)	$(160,093)	$177,673	$531,653	$11,886	$561,327
Comprehensive income (loss)						43,966	(16,829)	27,137
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	538,410	5	60,835	3,212	(3,217)			—
Exercise of stock options	44,187	—			2,591			2,591
Purchases of businesses	162,599	1			20,896			20,897
Share-based compensation					29,415			29,415
Shares redeemed for employee tax withholdings			(215,117)	(32,507)				(32,507)
Share repurchases	(938,280)	(9)			(133,856)			(133,865)
Balance at June 30, 2025	20,569,243	$205	(3,271,957)	$(189,388)	$93,502	$575,619	$(4,943)	$474,995

Balance at December 31, 2023	21,175,554	$212	(2,975,321)	$(142,136)	$236,962	$415,027	$22,827	$532,892
Comprehensive income (loss)						55,488	(8,822)	46,666
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	550,438	5	74,820	3,679	(3,684)			—
Exercise of stock options	22,419	—			1,215			1,215
Purchase of business	86,913	1			8,639			8,640
Share-based compensation					28,817			28,817
Shares redeemed for employee tax withholdings			(214,372)	(21,080)				(21,080)
Other capital contributions					113			113
Share repurchases	(1,001,191)	(10)			(96,675)			(96,685)
Balance at June 30, 2024	20,834,133	$208	(3,114,873)	$(159,537)	$175,387	$470,515	$14,005	$500,578
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$43,966	$55,488
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	14,066	12,005
Non-cash lease expense	2,855	3,043
Lease-related impairment charges	738	2,293
Share-based compensation	25,757	25,284
Amortization of debt discount and issuance costs	571	508
Allowances for doubtful accounts	396	2,353
Deferred income taxes	399	1,942
Gain on sale of property and equipment	—	(101)
Change in fair value of contingent consideration liabilities	(71)	(416)
Change in fair value of equity investment	5,014	—
Credit-related impairment charge on convertible debt investment	11,125	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients, net	5,494	(20,372)
(Increase) decrease in unbilled services, net	(26,945)	3,057
(Increase) decrease in current income tax receivable / payable, net	(17,161)	(2,606)
(Increase) decrease in other assets	(6,051)	(14,942)
Increase (decrease) in accounts payable and other liabilities	4,063	(6,978)
Increase (decrease) in accrued payroll and related benefits	(91,280)	(86,400)
Increase (decrease) in deferred revenues	284	2,339
Net cash used in operating activities	(26,780)	(23,503)
Cash flows from investing activities:
Purchases of property and equipment	(3,892)	(3,665)
Investments in life insurance policies	(2,312)	(1,361)
Purchases of businesses, net of cash acquired	(53,111)	(20,769)
Capitalization of internally developed software costs	(10,919)	(14,138)
Proceeds from note receivable	154	154
Proceeds from sale of property and equipment	—	102
Net cash used in investing activities	(70,080)	(39,677)
Cash flows from financing activities:
Proceeds from exercises of stock options	2,591	1,215
Shares redeemed for employee tax withholdings	(32,507)	(21,080)
Share repurchases	(134,369)	(97,264)
Proceeds from bank borrowings	552,000	618,500
Repayments of bank borrowings	(251,875)	(430,938)
Payments for debt issuance costs	—	(1,446)
Deferred payments for business acquisitions	(36)	(261)
Net cash provided by financing activities	135,804	68,726
Effect of exchange rate changes on cash	156	(49)
Net increase in cash and cash equivalents	39,100	5,497
Cash and cash equivalents at beginning of the period	21,911	12,149
Cash and cash equivalents at end of the period	$61,011	$17,646
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$3,054	$4,827
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,435	$3,214
Common stock issued related to purchases of businesses	$20,897	$8,640
Contingent consideration accrued related to purchases of businesses	$15,400	$36
Excise tax on net share repurchases included in current liabilities	$664	$449
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
See Note 15 “Segment Information” for a discussion of our three segments.
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2025 and 2024. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the period ended March 31, 2025. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
4. Acquisitions
Advancement Resources
On March 1, 2025, we acquired 100% of the ownership interests of Advancement Resources, a research-based, philanthropy-focused professional education services firm. The results of operations of Advancement Resources are included within our consolidated financial statements and results of operations of our Education segment as of the acquisition date.
Halpin Partnership Limited
On March 17, 2025, we completed the acquisition of certain assets and liabilities of Halpin Partnership Limited (“Halpin”), a U.K.-based management consultancy specializing in higher education fundraising, governance, and strategy. The results of operations of Halpin are included within our consolidated financial statements and results of operations of our Education segment as of the acquisition date.
Eclipse Insights LLC
On June 24, 2025, we completed the acquisition of certain assets and liabilities of Eclipse Insights LLC (“Eclipse Insights”), a revenue cycle consulting firm dedicated to helping healthcare organizations maximize revenue and improve cash flow. The results of operations of Eclipse are included within our consolidated financial statements and results of operations of our Healthcare segment as of the acquisition date.
These acquisitions were accounted for using the acquisition method of accounting. Contract assets and contract liabilities are recorded at their carrying value under Topic 606: Revenue from Contracts with Customers. The current acquisition date values of assets acquired and liabilities assumed in the Advancement Resources and Eclipse Insights acquisitions are considered preliminary and are based on the information that was available as of the date of each acquisition. We believe that the information provides a reasonable basis for estimating the preliminary values of assets acquired and liabilities assumed but certain items, such as the valuations of the intangible assets and the working capital adjustments, among other items, may be subject to change as additional information is received. Thus, the provisional measurements of assets acquired, including goodwill, and liabilities assumed related to the acquisitions of Advancement Resources and Eclipse Insights are subject to change. We expect to finalize the valuations as soon as practicable, but not later than one year from the acquisition dates. We finalized the measurements of assets acquired and liabilities assumed related to the Halpin acquisition during the second quarter of 2025.
The revenues and earnings generated by these acquisitions are not significant to our consolidated financial statements individually or in the aggregate for the three and six months ended June 30, 2025. Refer to Note 5 "Goodwill and Intangible Assets" for additional information on the goodwill and intangibles acquired and Note 11 "Fair Value of Financial Instruments" for additional information on our contingent consideration liabilities.
Third Quarter 2025 Acquisition
TVG-Treliant Holdings, LLC.
On July 11, 2025, we acquired 100% of the membership interests of TVG-Treliant Holdings, LLC. (“Treliant”), an advisory and managed services firm that provides expertise to the financial services industry in navigating regulatory requirements. The results of operations of Treliant will be included within our consolidated financial statements and results of operations of our Commercial segment from the date of acquisition.
The initial valuation for this acquisition, including the valuation of assets acquired and liabilities assumed, is not yet complete. We expect to complete the initial valuation, including preliminary valuation of assets acquired and liabilities assumed, in the third quarter of 2025. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The acquisition is not expected to be significant to our consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
5. Goodwill and Intangible Assets
Goodwill
The table below sets forth the changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2025.

	Healthcare	Education	Commercial	Total
Balance as of December 31, 2024:
Goodwill	$643,552	$145,981	$345,102	$1,134,635
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2024	$453,528	$144,564	$80,651	$678,743
Goodwill recorded in connection with business acquisitions(1)	53,832	6,212	—	60,044
Foreign currency translation	—	283	—	283
Goodwill, net as of June 30, 2025	$507,360	$151,059	$80,651	$739,070
(1)    See Note 4 "Acquisitions" for additional information on business combinations completed in 2025. Of the $60.0 million of goodwill recorded in the first six months of 2025, $53.8 million related to the acquisition of Eclipse Insights within our Healthcare segment. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed, and largely reflects the expanded market opportunities expected from combining the service offerings of Huron and Eclipse Insights, as well as the assembled workforce of Eclipse Insights. All of the $53.8 million of goodwill is expected to be tax deductible.
Intangible Assets
Intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following:

		As of June 30, 2025		As of December 31, 2024
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 10	$58,558	$12,303	$30,683	$9,790
Technology and software	2 to 5	18,330	13,764	16,230	12,771
Trade names	6	6,000	6,000	6,000	6,000
Customer contracts	1 to 4	1,681	1,062	1,483	418
Non-competition agreements	2 to 5	1,380	805	1,260	601
Total		$85,949	$33,934	$55,656	$29,580
During the six months ended June 30, 2025, we acquired intangible assets of $30.2 million related to our business combinations completed in 2025. Of the $30.2 million of intangible assets acquired, $26.9 million relates to our acquisition of Eclipse Insights and includes $24.8 million for customer relationships and $2.1 million for technology and software. The acquired customer relationships and technology and software intangible assets have an initial estimated useful life of 10 years and 5 years, respectively.
Identifiable intangible assets with finite lives are amortized over their estimated useful lives using either an accelerated or straight-line basis to correspond to the cash flows expected to be derived from the assets. Intangible asset amortization expense was $2.3 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively; and $4.3 million and $3.3 million for the six months ended June 30, 2025 and 2024, respectively.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of June 30, 2025.

Year Ending December 31,	Estimated Amortization Expense
2025	$11,342
2026	$11,025
2027	$8,890
2028	$7,552
2029	$5,600
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
6. Revenues
For the three months ended June 30, 2025 and 2024, we recognized total revenues of $411.8 million and $381.0 million, respectively. Of the $411.8 million total revenues recognized in the second quarter of 2025, we recognized $12.8 million from obligations satisfied, or partially satisfied, in prior periods, of which $11.6 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.2 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $381.0 million total revenues recognized in the second quarter of 2024, we recognized $18.2 million from obligations satisfied, or partially satisfied, in prior periods, of which $13.2 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $5.0 million was primarily due to the release of allowances on receivables from clients and unbilled services.
For the six months ended June 30, 2025 and 2024, we recognized total revenues of $815.9 million and $744.4 million, respectively. Of the $815.9 million total revenues recognized in the first six months of 2025, we recognized $20.5 million from obligations satisfied, or partially satisfied in prior periods, of which $18.7 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.8 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $744.4 million recognized in the first six months of 2024, we recognized revenues of $20.5 million from obligations satisfied, or partially satisfied, in prior periods, of which $17.2 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.3 million was due to the release of allowances on receivables from clients and unbilled services.
As of June 30, 2025, we had $277.1 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $277.1 million of performance obligations, we expect to recognize $60.4 million as revenue in 2025, $89.8 million in 2026, and the remaining $126.9 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset, net balance as of June 30, 2025 and December 31, 2024 was $74.5 million and $60.1 million, respectively. The $14.4 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of June 30, 2025 and

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
December 31, 2024 was $29.3 million and $26.9 million, respectively. The $2.4 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and six months ended June 30, 2025, $4.8 million and $24.7 million of revenues recognized were included in the deferred revenue balance as of December 31, 2024, respectively.
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
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$19,430	$37,482	$43,966	$55,488

Weighted average common shares outstanding – basic	17,320	17,887	17,569	18,042
Weighted average common stock equivalents	452	567	568	699
Weighted average common shares outstanding – diluted	17,772	18,454	18,137	18,741

Net income per basic share	$1.12	$2.10	$2.50	$3.08
Net income per diluted share	$1.09	$2.03	$2.42	$2.96
Less than 0.1 million shares related to unvested restricted stock and outstanding common stock options were excluded from the computation of the weighted average common stock equivalents presented above for both the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, 0.1 million shares and less than 0.1 million shares, respectively, were excluded from the computation of the weighted average common stock equivalents presented above.
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
During the three and six months ended June 30, 2025, we repurchased and retired 429,669 and 938,280 shares for $61.0 million and $133.9 million, respectively, which includes a $0.6 million and $0.7 million accrual for excise taxes on the net share repurchases, respectively. Additionally, in the first quarter of 2025, we settled the repurchase of 5,103 shares for $0.6 million which were accrued as of December 31, 2024.
During the three and six months ended June 30, 2024, we repurchased and retired 376,493 and 1,001,191 shares for $34.4 million and $96.7 million, respectively, which includes a $0.3 million and $0.4 million accrual for excise taxes on the net share repurchases, respectively. Additionally, in the first quarter of 2024, we settled the repurchase of 10,000 shares for $1.0 million which were accrued as of December 31, 2023.
As of June 30, 2025, $131.3 million remained available for share repurchases under our share repurchase program.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
8. Financing Arrangements
As of June 30, 2025, the Company had a $600 million senior secured revolving credit facility (the “Revolver”) and a $275 million senior secured term loan facility (the “Term Loan”), subject to the terms of the Third Amended and Restated Credit Agreement dated as of November 15, 2022 (as amended, the “Existing Credit Agreement”). In July 2025, the Company entered into the Fourth Amended and Restated Credit Agreement (the "Amended Credit Agreement”) which amended and restated, in its entirety, the Existing Credit Agreement. The Amended Credit Agreement established a $700 million senior secured revolving credit facility (the "Amended Revolver") and a $400 million senior secured term loan facility (the "Amended Term Loan"), both of which mature on July 30, 2030. See “2025 Amended and Restated Credit Agreement” below for additional information.
Under the Existing Credit Agreement in effect as of June 30, 2025, the Revolver and the Term Loan would have fully matured on November 15, 2027. The Term Loan was subject to scheduled quarterly amortization payments of $3.4 million which began June 30, 2024 and would have continued through the maturity date of November 15, 2027, at which time the outstanding principal balance and all accrued interest would be due. As of June 30, 2025, we had total borrowings outstanding under the Existing Credit Agreement of $657.8 million, consisting of $400.0 million outstanding under the Revolver and $257.8 million outstanding under the Term Loan. A summary of the scheduled maturities of those borrowings as of June 30, 2025 follows:

Scheduled Maturities of Long-Term Debt
2025	$6,875
2026	$13,750
2027	$637,188
Borrowings under the Revolver could be used for working capital, capital expenditures, share repurchases, permitted acquisitions, and other general corporate purposes. The proceeds of the Term Loan were used to reduce borrowings under the Revolver.
The Existing Credit Agreement provided the option to increase the revolving credit facility or establish additional term loan facilities in an aggregate amount up to $250 million, subject to customary conditions and the approval of any lender whose commitment would be increased, resulting in a maximum available principal amount under the Existing Credit Agreement of $1.13 billion.
Fees and interest on borrowings under the Existing Credit Agreement varied based on our Consolidated Leverage Ratio (as defined in the Existing Credit Agreement). At our option, these borrowings would bear interest at one, three or six month Term SOFR or, in the case of the Revolver, an alternate base rate, in each case plus the applicable margin. The applicable margin for borrowings under the Revolver would fluctuate between 1.125% per annum and 1.875% per annum, in the case of Term SOFR borrowings, or between 0.125% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time. The applicable margin for the outstanding principal under the Term Loan would range between 1.625% per annum and 2.375% per annum based upon our Consolidated Leverage Ratio at such time. The fees and interest were subject to further adjustment based upon the Company's performance against specified key performance indicators. Based upon the performance of the Company against those key performance indicators in each Reference Year (as defined in the Existing Credit Agreement), certain adjustments to the otherwise applicable rates for interest, commitment fees and letter of credit fees would be made. These annual adjustments would not exceed an increase or decrease of 0.01% in the aggregate for all key performance indicators in the case of the commitment fee rate or an increase or decrease of 0.05% in the aggregate for all key performance indicators in the case of the Term SOFR borrowings, base rate borrowings or letter of credit fee rate.
Amounts borrowed under the Existing Credit Agreement could be prepaid at any time without premium or penalty. We were required to prepay the amounts outstanding under the Existing Credit Agreement in certain circumstances, including upon an Event of Default (as defined in the Existing Credit Agreement). In addition, we had the right to permanently reduce or terminate the unused portion of the commitments provided under the Existing Credit Agreement at any time.
The loans and obligations under the Existing Credit Agreement are secured pursuant to a Third Amended and Restated Security Agreement and a Third Amended and Restated Pledge Agreement (the “Pledge Agreement”) with Bank of America, N.A. as collateral agent, pursuant to which the Company and the subsidiary guarantors grant Bank of America, N.A., for the ratable benefit of the lenders under the Existing Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors, and a pledge of 100% of the stock or other equity interests in all domestic subsidiaries and 65% of the stock or other equity interests in each “material first-tier foreign subsidiary” (as defined in the Pledge Agreement) entitled to vote and 100% of the stock or other equity interests in each material first-tier foreign subsidiary not entitled to vote.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The Existing Credit Agreement contained usual and customary representations and warranties; affirmative and negative covenants, which included limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio would have increased to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Existing Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants was calculated on a continuing operations basis and included adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Existing Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At June 30, 2025, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.48 to 1.00 and a Consolidated Interest Coverage Ratio of 9.83 to 1.00.
A summary of the carrying amounts of our debt follows:

	June 30, 2025	December 31, 2024
Revolver	$400,000	$93,000
Term Loan	257,813	264,687
Unamortized debt issuance costs - Term Loan(1)	(898)	(1,080)
Total long-term debt	656,915	356,607
Current maturities of long-term debt	(13,750)	(13,750)
Long-term debt, net of current portion	$643,165	$342,857
(1)In connection with establishing the Term Loan, we incurred $1.4 million of debt issuance costs which were recognized as a discount to the Term Loan. These debt issuance costs were amortized to interest expense using an effective interest rate of 7.34% over the term of the Term Loan. Unamortized debt issuance costs related to the Revolver are included as a component of other non-current assets and amortized to interest expense using the straight-line method over the term of the Revolver.
Borrowings outstanding under the Existing Credit Agreement as of June 30, 2025 and December 31, 2024 carried a weighted average interest rate of 5.6% and 4.7%, respectively, including the effect of the interest rate swaps described in Note 10 “Derivative Instruments and Hedging Activity.”
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At June 30, 2025, we had outstanding letters of credit totaling $0.4 million, which are used as security deposits for our office facilities. As of June 30, 2025, the unused borrowing capacity under the Revolver was $199.6 million.
2025 Amended and Restated Credit Agreement
In July 2025, the Company entered into the Amended Credit Agreement, which amended and restated, in its entirety, the Existing Credit Agreement. The Amended Credit Agreement established the $700 million Amended Revolver and the $400 million Amended Term Loan, both of which mature on July 30, 2030. The Amended Term Loan is subject to scheduled quarterly amortization payments of $5.0 million beginning September 30, 2025 and continue through the maturity date of July 30, 2030, at which time the outstanding principal balance and all accrued interest will be due.
The initial borrowings under the Amended Credit Agreement were used to reduce current borrowings outstanding under the Existing Credit Agreement, and future borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, permitted acquisitions, and other general corporate purposes.
The Amended Credit Agreement provides the option to increase the revolving credit facility or establish additional term loan facilities in an aggregate amount up to $500 million with further increases permitted to the extent the Pro Forma Consolidated Leverage Ratio (as defined in the Amended Credit Agreement) remains at or below 3.00 to 1.00 following such incremental borrowings, subject to customary conditions and the approval of any lender whose commitment would be increased. These increases result in an available principal amount of $1.6 billion under the Amended Credit Agreement, with further increases permitted.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Fees and interest on borrowings under the Amended Credit Agreement will vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, these borrowings will bear interest at one, three or six month Term SOFR or an alternate base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.250% per annum and 1.875% per annum, in the case of Term SOFR borrowings, or between 0.250% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time.
The loans and obligations under the Amended Credit Agreement are secured pursuant to a Fourth Amended and Restated Security Agreement and a Fourth Amended and Restated Pledge Agreement (the “Amended Pledge Agreement”) with Bank of America, N.A. as collateral agent, pursuant to which the Company and the subsidiary guarantors grant Bank of America, N.A., for the ratable benefit of the lenders under the Amended Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors, and a pledge of 100% of the stock or other equity interests in all domestic subsidiaries and 65% of the stock or other equity interests in each “material first-tier foreign subsidiary” (as defined in the Amended Pledge Agreement) entitled to vote and 100% of the stock or other equity interests in each material first-tier foreign subsidiary not entitled to vote.
The Amended Credit Agreement maintains the same prepayment provisions, usual and customary representations and warranties, and affirmative and negative covenants as the Existing Credit Agreement discussed above.
9. Restructuring Charges
Restructuring charges for the three and six months ended June 30, 2025 were $0.6 million and $1.9 million, respectively. The $0.6 million of restructuring charges recognized in the second quarter of 2025 primarily consisted of rent and related expenses, net of sublease income, for our previously vacated office spaces. The $1.9 million of restructuring charges recognized in the first six months of 2025 primarily consisted of $1.0 million of rent and related expenses, net of sublease income, for our previously vacated office spaces and a $0.7 million non-cash lease impairment charge driven by updated sublease assumptions for a previously vacated office space.
Restructuring charges for the three and six months ended June 30, 2024 were $2.1 million and $4.4 million, respectively. In the second quarter of 2024, we exited the office space previously occupied by GG+A, which resulted in a $1.4 million non-cash impairment charge on the related right-of-use operating lease asset and fixed assets of that office space. Additionally, in the second quarter of 2024, we recognized $0.6 million of restructuring expense for rent and related expenses, net of sublease income, for our previously vacated office spaces. The $4.4 million of restructuring charges recognized in the first six months of 2024 included $1.4 million related to the non-cash lease impairment charges on the right-of-use operating lease asset and fixed assets of the exited office space previously occupied by GG+A; $1.1 million of rent and related expenses, net of sublease income, for previously vacated office spaces; $1.0 million of severance-related expenses; and $0.8 million related to non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces.
The table below sets forth the changes in the carrying value of our restructuring charge liability by restructuring type for the six months ended June 30, 2025.

	Employee Costs	Other	Total
Balance as of December 31, 2024	$629	$568	$1,197
Additions (1)	109	21	130
Payments	(601)	(55)	(656)
Adjustments (1)	(28)	—	(28)
Balance as of June 30, 2025	$109	$534	$643
(1)    Additions and adjustments exclude non-cash items related to vacated office spaces, such as lease impairment charges and accelerated depreciation on abandoned operating lease ROU assets and fixed assets, which are recorded as restructuring charges on our consolidated statements of operations.
All of the restructuring charge liability as of June 30, 2025, which primarily relates to the early termination of a contract in a prior period, is expected to be paid in the next 12 months. The employee costs and other restructuring charge liabilities are included as components of accrued payroll and related benefits and accrued expenses and other current liabilities in our consolidated balance sheet, respectively.

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
Interest Rate Swaps: We are party to forward interest rate swap agreements with aggregate notional amounts of $250.0 million as of both June 30, 2025 and December 31, 2024. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through February 28, 2030.
As of June 30, 2025, it was anticipated that $0.2 million of the gains, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income (loss) will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.
Indian Rupee Forward Contracts: We are party to Indian Rupee forward contracts that are scheduled to mature monthly through April 30, 2026. As of June 30, 2025 and December 31, 2024, the aggregate notional amounts of these contracts were Indian Rupee (INR) 0.64 billion, or $7.5 million, and Indian Rupee (INR) 1.40 billion, or $16.3 million, respectively, based on the exchange rates in effect as of each period end.
As of June 30, 2025, it was anticipated that less than $0.1 million of losses, net of tax, related to these foreign currency forward contracts currently recorded in accumulated other comprehensive income (loss) will be reclassified into earnings in our consolidated statement of operations within the next 12 months.
Refer to Note 12 “Other Comprehensive Income (Loss)” for additional information on our cash flow hedges.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Derivatives not Designated as Hedging Instruments
Canadian Dollar Forward Contracts: In the first quarter of 2025, we entered into an initial Canadian Dollar forward contract with a notional amount of $25.0 million that settled on March 31, 2025. Subsequently, on March 31, 2025, we entered into a Canadian Dollar forward contract with a notional amount of $25.0 million that settled on June 30, 2025; and on June 30, 2025, we entered into another Canadian Dollar forward contract with a notional amount of $25.0 million that will settle on September 29, 2025. We did not designate any of these derivatives as accounting hedging instruments. Therefore, changes in the fair value of the derivatives are recorded to other income (expense), net in our consolidated statements of operations. For the three and six months ended June 30, 2025, we recognized $1.1 million and $0.9 million, respectively, of realized gains related to the settled forward contracts. We did not recognize any gain or loss related to the outstanding forward contract entered into on June 30, 2025. From time to time, we may enter into additional Canadian Dollar forward contracts to continue to establish economic hedges against our foreign exchange rate risk.
The table below sets forth additional information relating to our derivative instruments recognized on our consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Derivative Instrument	Balance Sheet Location	June 30, 2025	December 31, 2024
Assets
Cash Flow Hedges
Interest rate swaps	Prepaid expenses and other current assets	$583	$1,600
Interest rate swaps	Other non-current assets	181	1,381
Total Assets		$764	$2,981

Liabilities
Cash Flow Hedges
Interest rate swaps	Accrued expenses and other current liabilities	$260	$—
Interest rate swaps	Deferred compensation and other liabilities	3,715	—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	55	381
Total Liabilities		$4,030	$381
All of our derivative instruments are transacted under International Swaps and Derivatives Association (ISDA) master agreements. These agreements permit the net settlement of amounts owed in the event of default and certain other termination events. Although netting is permitted, it is our policy to record all derivative assets and liabilities on a gross basis in our consolidated balance sheet.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets:
Interest rate swaps	$—	$712	$—	$712
Convertible debt investment	—	—	32,790	32,790
Deferred compensation assets	—	46,789	—	46,789
Total assets	$—	$47,501	$32,790	$80,291
Liabilities:
Interest rate swaps	$—	$3,923	$—	$3,923
Foreign exchange forward contracts	—	55	—	55
Contingent consideration for business acquisitions	—	—	15,400	15,400
Total liabilities	$—	$3,978	$15,400	$19,378
December 31, 2024
Assets:
Interest rate swaps	$—	$2,981	$—	$2,981
Convertible debt investment	—	—	62,344	62,344
Deferred compensation assets	—	42,083	—	42,083
Total assets	$—	$45,064	$62,344	$107,408
Liabilities:
Foreign exchange forward contracts	$—	$381	$—	$381
Contingent consideration for business acquisitions	—	—	221	221
Total liabilities	$—	$381	$221	$602
Interest rate swaps: The fair values of our interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and a discount rate reflecting the risks involved. Refer to Note 10 “Derivative Instruments and Hedging Activity” for additional information on our interest rate swaps.
Foreign exchange forward contracts: The fair values of our foreign exchange forward contracts were derived using estimates to settle the foreign exchange forward contracts agreements, which are based on the net present value of expected future cash flows on each contract utilizing market-based inputs, including both forward and spot prices, and a discount rate reflecting the risks involved. Refer to Note 10 “Derivative Instruments and Hedging Activity” for additional information on our foreign exchange forward contracts.
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income (loss). To the extent any decrease in fair value is the result of a credit impairment, such credit-related impairment charge is recorded to other income (expense), net in our consolidated statement of operations. The carrying value is recorded in long-term investments in our consolidated balance sheets. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. Additionally, we estimate the credit-related impairment charge as the difference between the present value of expected cash flows to be generated from the investment and the cost basis, limited to the difference between the fair value and cost basis.
The hybrid analysis and calculation of the credit-related impairment charge utilize certain assumptions, all of which are Level 3 inputs. In the case of the hybrid analysis, these assumptions include the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 24.0% and 23.5% as of June 30, 2025 and December 31, 2024, respectively; and the concluded equity volatility of 40.0% as of both June 30, 2025 and December 31, 2024. In the case of the credit-related impairment charge recorded in the second quarter of 2025, these assumptions include the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; the concluded equity volatility of 40.0%; and cash flow projections discounted at the risk-adjusted rate in a range of 2.0% to 12.1%, with a weighted average of 8.6% calculated using the relative present value of expected cash flows. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment or the calculated credit-related impairment charge, which would result in different impacts to our consolidated balance sheet and statements of operations and other comprehensive income. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the convertible debt investment for the six months ended June 30, 2025.

Convertible Debt Investment
Balance as of December 31, 2024	$62,344
Unrealized losses included in other comprehensive income (loss)	(18,429)
Unrealized losses included in earnings	(11,125)
Balance as of June 30, 2025(1)	$32,790
(1)    The total decrease in fair value of $29.6 million in the first six months of 2025 was driven by a decrease in the projected cash flows of Shorelight, which reflects the current federal regulatory environment in which Shorelight operates.
Since our initial investment in 2014, we recognized a total unrealized gain of $3.0 million within other comprehensive income (loss) and an $11.1 million allowance for credit losses within earnings. The $11.1 million credit-related impairment charge was recognized in the second quarter of 2025. As of June 30, 2025 and December 31, 2024, our cost basis was $40.9 million.
Contingent consideration for business acquisitions: In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was in a range of 6.0% to 6.1% with a weighted average of 6.0% as of June 30, 2025. The weighted average discount rate was calculated using the relative fair values of the contingent consideration liabilities as of June 30, 2025. As of December 31, 2024, the discount rate used in the fair value measurement of our contingent consideration liability was 5.6%. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded to other losses (gains), net in our consolidated statement of operations for that period. The carrying value is recorded in accrued expenses and other current liabilities or deferred compensation and other liabilities, based on the expected timing of payment, in our consolidated balance sheets. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the six months ended June 30, 2025.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2024	$221
Acquisition(1)	15,400
Payment	(150)
Change in fair value	(71)
Balance as of June 30, 2025(2)	$15,400
(1)    In connection with our second quarter 2025 business combination, we recognized a $15.4 million contingent consideration liability which represents the acquisition date fair value of the contingent consideration arrangement, pursuant to which we may be required to pay additional consideration to the sellers if specific revenues before reimbursable expenses targets are met over a two-year term. The maximum amount of contingent consideration that may be paid is $22.0 million.
(2)    All of the $15.4 million contingent consideration liability was recorded to deferred compensation and other liabilities in our consolidated balance sheet as of June 30, 2025.
Financial assets and liabilities not recorded at fair value on a recurring basis are as follows:
Equity Investment
In the fourth quarter of 2019, we invested $5.0 million in a hospital-at-home company. The investment was made in the form of preferred stock. To determine the appropriate accounting treatment for our preferred stock investment, we performed a VIE analysis and concluded that the company does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the preferred stock is not in-substance common stock that would warrant equity method accounting. After we reviewed all of the terms of the investment, we concluded the appropriate accounting treatment for our investment to be that of an equity security with no readily determinable fair value and we elected to apply the measurement alternative.
In the second quarter of 2025, the hospital-at-home company merged with a third-party who provides healthcare services and, as a result, our preferred stock investment was restructured as an investment in common stock and preferred stock of the consolidated entity. To determine the appropriate accounting treatment for our equity investment, we performed a VIE analysis and concluded that the company does not meet the definition of a VIE. We also reviewed the characteristics of our investment to confirm that the equity securities do not warrant equity method accounting. After we reviewed all of the terms of the equity securities, we concluded the appropriate accounting treatment for our investment to be that of equity securities with no readily determinable fair value. We elected to continue to apply the measurement alternative and will continue to do so until the investment does not qualify to be so measured.
Under the measurement alternative, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same company. On a quarterly basis, we review the information available to determine whether an orderly and observable transaction for same or similar equity instruments occurred or if factors indicate that a significant decrease in value has occurred. We remeasure to the fair value of the equity securities using such identified information with changes in the fair value recorded to other income (expense), net in our consolidated statement of operations. The carrying value of the equity investment is recorded in long-term investments in our consolidated balance sheets.
In the first quarter of 2025, we recognized a non-cash impairment charge of $4.2 million on our preferred stock investment based on the valuation anticipated from the hospital-at-home company's merger. Upon the completion of the merger in the second quarter of 2025, we recognized an additional $0.8 million non-cash impairment charge based on the final valuation utilized in the merger. The non-cash impairment charges were recorded to other income (expense), net in our consolidated statement of operations. Since our initial investment in 2019, we have recognized cumulative unrealized losses of $31.3 million and cumulative unrealized gains of $28.6 million. As of June 30, 2025 and December 31, 2024, the carrying value of our equity investment was $2.4 million and $7.4 million, respectively, with a cost basis of $5.0 million.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Senior Secured Credit Facility
The carrying value of our borrowings outstanding under our senior secured credit facility is stated at cost. Our carrying value approximates fair value, using Level 2 inputs, as the senior secured credit facility bears interest at variable rates based on current market rates as set forth in the Existing Credit Agreement. Refer to Note 8 “Financing Arrangements” for additional information on our senior secured credit facility.
Cash and Cash Equivalents and Other Financial Instruments
Cash and cash equivalents are stated at cost, which approximates fair market value. The carrying values of all other financial instruments not described above reasonably approximate fair market value due to the nature of the financial instruments and the short-term maturity of these items.
12. Other Comprehensive Income (Loss)
The tables below set forth the components of other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$2,749	$—	$2,749	$(281)	$—	$(281)
Unrealized gain (loss) on investment	$(4,236)	$(1,013)	$(5,249)	$(8,549)	$2,231	$(6,318)
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value	$(2,546)	$659	$(1,887)	$791	$(206)	$585
Reclassification adjustments into earnings	(399)	104	(295)	(2,344)	612	(1,732)
Net unrealized gain (loss) on interest rate swaps	$(2,945)	$763	$(2,182)	$(1,553)	$406	$(1,147)
Foreign exchange forward contracts:
Change in fair value	$27	$(7)	$20	$22	$(6)	$16
Reclassification adjustments into earnings	65	(17)	48	6	(2)	4
Net unrealized gain (loss) on foreign exchange forward contracts	$92	$(24)	$68	$28	$(8)	$20
Other comprehensive income (loss)	$(4,340)	$(274)	$(4,614)	$(10,355)	$2,629	$(7,726)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$3,284	$—	$3,284	$(1,003)	$—	$(1,003)
Unrealized gain (loss) on investment	$(18,429)	$2,663	$(15,766)	$(10,496)	$2,731	$(7,765)
Interest rate swaps:
Change in fair value	$(4,860)	$1,257	$(3,603)	$4,469	$(1,166)	$3,303
Reclassification adjustments into earnings	(1,332)	347	(985)	(4,629)	1,208	(3,421)
Net unrealized gain (loss) on interest rate swaps	$(6,192)	$1,604	$(4,588)	$(160)	$42	$(118)
Foreign exchange forward contracts:
Change in fair value	$96	$(25)	$71	$68	$(18)	$50
Reclassification adjustments into earnings	230	(60)	170	20	(6)	14
Net unrealized gain (loss) on foreign exchange forward contracts	$326	$(85)	$241	$88	$(24)	$64
Other comprehensive income (loss)	$(21,011)	$4,182	$(16,829)	$(11,571)	$2,749	$(8,822)

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

The before tax amounts reclassified from accumulated other comprehensive income (loss) related to our interest rate swaps and foreign exchange forward contracts designated as cash flow hedges are recorded to interest expense, net of interest income and direct costs, respectively, on our consolidated statement of operations. The related tax amounts reclassified from accumulated other comprehensive income (loss) are recorded to income tax expense (benefit) on our consolidated statement of operations. Refer to Note 10 “Derivative Instruments and Hedging Activity” for additional information on our derivative instruments.

Accumulated other comprehensive income (loss), net of tax, includes the following components:

			Cash Flow Hedges
	Foreign Currency Translation	Available-for-Sale Investment	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2024	$(5,912)	$15,862	$2,220	$(284)	$11,886
Current period change	3,284	(15,766)	(4,588)	241	(16,829)
Balance as of June 30, 2025	$(2,628)	$96	$(2,368)	$(43)	$(4,943)
13. Income Taxes
For the three months ended June 30, 2025, our effective tax rate was 29.9% as we recognized income tax expense of $8.3 million on income of $27.7 million. The effective tax rate of 29.9% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to the establishment of a valuation allowance for a deferred tax asset recorded as the result of the capital loss on our investment in a hospital-at-home company as well as certain nondeductible expense items, partially offset by a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability.
For the three months ended June 30, 2024, our effective tax rate was 28.1% as we recognized income tax expense of $14.6 million on income of $52.1 million. The effective tax rate of 28.1% was less favorable than the statutory rate, inclusive of state income taxes, of 26.1%, primarily due to certain nondeductible expense items.
For the six months ended June 30, 2025, our effective tax rate was 10.6% as we recognized income tax expense of $5.2 million on income of $49.2 million. The effective tax rate of 10.6% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2025,This favorable item was partially offset by the establishment of a valuation allowance for a deferred tax asset recorded as the result of the capital loss on our investment in a hospital-at-home company and certain nondeductible expenses.
For the six months ended June 30, 2024, our effective tax rate was 20.3% as we recognized income tax expense of $14.2 million on income of $69.7 million. The effective tax rate of 20.3% was more favorable than the statutory rate, inclusive of state income taxes, of 26.1% primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2024 and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability. These favorable items were partially offset by certain nondeductible expense items.
14. Commitments, Contingencies and Guarantees
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
Guarantees
Guarantees in the form of letters of credit totaling $0.4 million were outstanding at both June 30, 2025 and December 31, 2024, which are used as security deposits for our office facilities.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of June 30, 2025 and December 31, 2024, the total estimated fair value of our outstanding contingent consideration liabilities was $15.4 million and $0.2 million, respectively. Refer to Note 11 "Fair Value of Financial Instruments" for additional information on our contingent consideration liabilities.
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
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; the federal health system; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our healthcare-focused services and products include financial and operational performance improvement consulting, which spans revenue cycle, business operations and care delivery transformation; digital offerings, spanning technology and analytic-related services, including enterprise health record (“EHR”), enterprise resource planning (“ERP”) and enterprise performance management (“EPM”), customer relationship management (“CRM”), data management, artificial intelligence (“AI”) and automation, and technology managed services, and a portfolio of software products; human capital management; revenue cycle managed services and outsourcing; financial advisory consulting; and strategy and innovation consulting. In June 2025, we enhanced our consulting offerings through the acquisition of Eclipse Insights, a leading provider of revenue cycle solutions.
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
The table below sets forth information about our operating segments for the three and six months ended June 30, 2025 and 2024, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because the financial results of our international operations are not significant to our consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Healthcare:
Revenues before reimbursable expenses	$197,822	$190,098	$396,312	$370,840
Reimbursable expenses	5,449	5,583	10,280	9,810
Total revenues	203,271	195,681	406,592	380,650
Operating expenses:
Direct costs	125,759	119,156	256,071	242,815
Reimbursable expenses	5,449	5,516	10,280	9,842
Selling, general and administrative expenses	10,847	13,924	21,178	26,359
Depreciation and amortization	1,568	1,821	3,135	3,558
Other segment items(1)	(3)	18	(39)	136
Total segment operating expenses	143,620	140,435	290,625	282,710
Segment operating income	$59,651	$55,246	$115,967	$97,940

Education:
Revenues before reimbursable expenses	$129,301	$122,753	$252,049	$234,336
Reimbursable expenses	2,385	2,433	4,653	4,395
Total revenues	131,686	125,186	256,702	238,731
Operating expenses:
Direct costs	86,984	85,040	177,349	169,597
Reimbursable expenses	2,385	2,546	4,653	4,540
Selling, general and administrative expenses	8,842	6,551	17,204	11,445
Depreciation and amortization	1,146	258	2,115	405
Other segment items(1)	—	(1)	(8)	(4)
Total segment operating expenses	99,357	94,394	201,313	185,983
Segment operating income	$32,329	$30,792	$55,389	$52,748

Commercial:
Revenues before reimbursable expenses	$75,382	$58,803	$149,834	$122,439
Reimbursable expenses	1,416	1,347	2,768	2,582
Total revenues	76,798	60,150	152,602	125,021
Operating expenses:
Direct costs	56,214	44,347	113,393	89,417

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reimbursable expenses	1,416	1,364	2,768	2,628
Selling, general and administrative expenses	6,316	5,371	12,068	9,820
Depreciation and amortization	236	60	472	120
Other segment items(1)	109	(7)	98	(18)
Total segment operating expenses	64,291	51,135	128,799	101,967
Segment operating income	$12,507	$9,015	$23,803	$23,054

Total Huron:
Revenues before reimbursable expenses	$402,505	$371,654	$798,195	$727,615
Reimbursable expenses	9,250	9,363	17,701	16,787
Total revenues	$411,755	$381,017	$815,896	$744,402

Segment operating income	$104,487	$95,053	$195,159	$173,742
Items not allocated at the segment level:
Unallocated corporate expenses	54,281	45,626	106,652	96,565
Other gains, net	(71)	(15,917)	(71)	(14,349)
Restructuring charges	455	2,047	1,847	4,280
Depreciation and amortization	4,168	3,894	8,345	7,922
Operating income	45,654	59,403	78,386	79,324
Other expense, net	(17,946)	(7,308)	(29,226)	(9,669)
Income before taxes	$27,708	$52,095	$49,160	$69,655
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

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenues by Capability	2025	2024	2025	2024
Healthcare:
Consulting and Managed Services	$150,148	$138,464	$297,181	$265,816
Digital	53,123	57,217	109,411	114,834
Total revenues	$203,271	$195,681	$406,592	$380,650
Education:
Consulting and Managed Services	$68,351	$65,178	$133,009	$121,072
Digital	63,335	60,008	123,693	117,659
Total revenues	$131,686	$125,186	$256,702	$238,731
Commercial:
Consulting and Managed Services	$16,225	$20,919	$33,317	$43,589
Digital	60,573	39,231	119,285	81,432
Total revenues	$76,798	$60,150	$152,602	$125,021
Total Huron:
Consulting and Managed Services	$234,724	$224,561	$463,507	$430,477
Digital	177,031	156,456	352,389	313,925
Total revenues	$411,755	$381,017	$815,896	$744,402

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues before Reimbursable Expenses by Capability	2025	2024	2025	2024
Healthcare:
Consulting and Managed Services	$145,755	$133,987	$289,129	$258,198
Digital	52,067	56,111	107,183	112,642
Total revenues before reimbursable expenses	$197,822	$190,098	$396,312	$370,840
Education:
Consulting and Managed Services	$67,329	$63,831	$130,873	$118,940
Digital	61,972	58,922	121,176	115,396
Total revenues before reimbursable expenses	$129,301	$122,753	$252,049	$234,336
Commercial:
Consulting and Managed Services	$16,038	$20,521	$33,041	$42,760
Digital	59,344	38,282	116,793	79,679
Total revenues before reimbursable expenses	$75,382	$58,803	$149,834	$122,439
Total Huron:
Consulting and Managed Services	$229,122	$218,339	$453,043	$419,898
Digital	173,383	153,315	345,152	307,717
Total revenues before reimbursable expenses	$402,505	$371,654	$798,195	$727,615
For the three and six months ended June 30, 2025 and 2024, substantially all of our revenues were recognized over time. During the three and six months ended June 30, 2025 and 2024, no single client generated greater than 10% of our consolidated total revenues. At June 30, 2025 and December 31, 2024, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

16. Subsequent Events
In July 2025, we acquired TVG-Treliant Holdings, LLC., an advisory and managed services firm that provides expertise to the financial services industry in navigating regulatory requirements. Refer to Note 4 “Acquisitions” for additional information.
In July 2025, we entered into the Fourth Amended and Restated Credit Agreement which governs our senior secured credit facility. Refer to Note 8 “Financing Arrangements” for additional information.

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
Operating Industries
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; the federal health system; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our healthcare-focused services and products include financial and operational performance improvement consulting, which spans revenue cycle, business operations and care delivery transformation; digital offerings, spanning technology and analytic-related services, including enterprise health record (“EHR”), enterprise resource planning (“ERP”) and enterprise performance management (“EPM”), customer relationship management (“CRM”), data management, artificial intelligence (“AI”) and automation, and technology managed services, and a portfolio of software products; human capital management; revenue cycle managed services and outsourcing; financial advisory consulting; and strategy and innovation consulting. In June 2025, we enhanced our consulting offerings through the acquisition of Eclipse Insights, a leading provider of revenue cycle solutions.
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
Selling, general and administrative expenses primarily consists of compensation costs for our support personnel, which includes salaries, performance bonuses, share-based compensation, signing and retention bonuses, payroll taxes, benefits and deferred compensation expense attributable to the change in market value of our deferred compensation liability. Changes in the market value of our deferred compensation liability are offset with the changes in market value of investments that are used to fund our deferred compensation liability, which are recorded within other income (expense), net. Also included in selling, general and administrative expenses are third-party professional fees, software licenses and data hosting expenses, rent and other office-related expenses, sales- and marketing-related expenses, recruiting and training expenses, and practice administration and meeting expenses.
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
Unrealized losses (gains) on long-term investments: We exclude the effect of unrealized losses and gains related to our long-term investments, which include non-cash credit-related impairment charges on our convertible debt investment in Shorelight Holdings, LLC and changes in the fair value of our equity investment in a hospital-at-home company arising from observable price changes or impairment charges. These unrealized losses and gains are included as a component of other income (expense), net on our consolidated statements of operations. We believe these unrealized losses and gains are not indicative of the ongoing performance of our business and their exclusion permits comparability with prior periods.
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

RESULTS OF OPERATIONS
Executive Highlights
Highlights from the second quarter of 2025 include the following:
•Revenues before reimbursable expenses increased 8.3% to $402.5 million for the second quarter of 2025 from $371.7 million for the second quarter of 2024.
•Net income as a percentage of total revenues was 4.7% for the second quarter of 2025, compared to 9.8% for the second quarter of 2024.
•Adjusted EBITDA as a percentage of revenues before reimbursable expenses increased to 15.1% for the second quarter of 2025, compared to 15.0% for the second quarter of 2024.
•Diluted EPS was $1.09 for the second quarter of 2025, compared to $2.03 for the second quarter of 2024. Diluted EPS for the second quarter of 2025 includes a non-cash credit-related impairment charge on our convertible debt investment in a third-party, which had an unfavorable $0.46 impact on diluted EPS. Diluted EPS for the second quarter of 2024 includes a litigation settlement gain related to a completed legal matter in which Huron was the plaintiff, which had a favorable $0.60 impact on diluted EPS.
•Adjusted diluted EPS increased 12.5% to $1.89 for the second quarter of 2025, compared to $1.68 for the second quarter of 2024.
•Returned $133.9 million to shareholders in the first six months of 2025 by repurchasing 938,280 shares of our common stock.
Revenues before reimbursable expenses increased $30.9 million, or 8.3%, to $402.5 million for the second quarter of 2025 from $371.7 million for the second quarter of 2024. The increase in revenues before reimbursable expenses reflects continued strength in demand for our Digital capabilities within our Commercial and Education segments and our Consulting and Managed Services capabilities within our Healthcare and Education segments. The increase includes $13.1 million of incremental revenues before reimbursable expenses from our acquisition of AXIA Consulting in December 2024. These increases were partially offset by a decrease in demand for our Consulting and Managed Services capability within our Commercial segment and our Digital capability within our Healthcare segment.
Revenues before reimbursable expenses within our Consulting and Managed Services capability increased 4.9% in the second quarter of 2025 to $229.1 million, compared to $218.3 million in the second quarter of 2024; and reflected strengthened demand in our Healthcare and Education segments, partially offset by a decrease in demand in our Commercial segment. The utilization rate within our Consulting capability increased to 77.0% in the second quarter of 2025, compared to 73.7% in the second quarter of 2024.
Revenues before reimbursable expenses within our Digital capability increased 13.1% in the second quarter of 2025 to $173.4 million, compared to $153.3 million in the second quarter of 2024; and reflected strengthened demand in our Commercial and Education segments, partially offset by a decrease in demand in our Healthcare segment. The increase includes $13.1 million of incremental revenues before reimbursable expenses from our acquisition of AXIA Consulting in December 2024. The utilization rate within our Digital capability increased to 77.8% in the second quarter of 2025, compared to 75.0% in the second quarter of 2024.
Our total number of revenue-generating professionals, excluding Managed Services professionals, increased 7.8% to 4,963 as of June 30, 2025, compared to 4,604 as of June 30, 2024, as a result of the acquisitions completed since the second quarter of 2024 and hiring to support the overall increase in demand for our services. The number of Managed Services professionals increased 54.2% to 1,918 as of June 30, 2025 from 1,244 as of June 30, 2024, as a result of hiring to support the increase in demand for our services. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.
Net income was $19.4 million, or 4.7% of total revenues, for the second quarter of 2025 compared to $37.5 million, or 9.8% of total revenues, for the same period last year. Net income for the second quarter of 2025 includes an $8.2 million non-cash credit-related impairment charge, net of tax, related to our convertible debt investment in a third-party. Net income for the second quarter of 2024 includes an $11.1 million litigation settlement gain, net of tax, related to a completed legal matter in which Huron was the plaintiff. Diluted earnings per share for the second quarter of 2025 was $1.09, compared to $2.03 for the second quarter of 2024. The non-cash credit-related impairment charge recognized in the second quarter of 2025 had an unfavorable $0.46 impact on diluted earnings per share for the period. The litigation settlement gain recognized in the second quarter of 2024 had a favorable $0.60 impact on diluted earnings per share in the prior year period. Adjusted diluted earnings per share increased 12.5% to $1.89 for the second quarter of 2025, compared to $1.68 for the second quarter of 2024.
Adjusted EBITDA increased $4.9 million, or 8.8%, to $60.6 million, or 15.1% of revenues before reimbursable expenses, for the second quarter of 2025, compared to $55.7 million, or 15.0% of revenues before reimbursable expenses, for the same period last year.
In the first six months of 2025, we deployed $133.9 million of capital to repurchase 938,280 shares of our common stock, representing 5.3% of our common stock outstanding as of December 31, 2024.

Summary of Results
The following tables set forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Healthcare:
Revenues before reimbursable expenses	$197,822	$190,098	$396,312	$370,840
Operating income	$59,651	$55,246	$115,967	$97,940
Segment operating income as a percentage of segment revenues before reimbursable expenses	30.2%	29.1%	29.3%	26.4%
Education:
Revenues before reimbursable expenses	$129,301	$122,753	$252,049	$234,336
Operating income	$32,329	$30,792	$55,389	$52,748
Segment operating income as a percentage of segment revenues before reimbursable expenses	25.0%	25.1%	22.0%	22.5%
Commercial:
Revenues before reimbursable expenses	$75,382	$58,803	$149,834	$122,439
Operating income	$12,507	$9,015	$23,803	$23,054
Segment operating income as a percentage of segment revenues before reimbursable expenses	16.6%	15.3%	15.9%	18.8%
Total Huron:
Revenues before reimbursable expenses	$402,505	$371,654	$798,195	$727,615
Reimbursable expenses	9,250	9,363	17,701	16,787
Total revenues	$411,755	$381,017	$815,896	$744,402

Items not allocated at the segment level:
Unallocated corporate expenses	54,281	45,626	106,652	96,565
Other gains, net	(71)	(15,917)	(71)	(14,349)
Restructuring charges	455	2,047	1,847	4,280
Depreciation and amortization	4,168	3,894	8,345	7,922
Operating income	45,654	59,403	78,386	79,324
Other expense, net	(17,946)	(7,308)	(29,226)	(9,669)
Income before taxes	27,708	52,095	49,160	69,655
Income tax expense	8,278	14,613	5,194	14,167
Net income	$19,430	$37,482	$43,966	$55,488
Earnings per share:
Basic	$1.12	$2.10	$2.50	$3.08
Diluted	$1.09	$2.03	$2.42	$2.96

Other Operating Data:
Number of revenue-generating professionals by segment (at period end):
Healthcare	1,329	1,223	1,329	1,223
Education	1,169	1,115	1,169	1,115
Commercial (1)	2,465	2,266	2,465	2,266
Total (excluding Managed Services)	4,963	4,604	4,963	4,604
Managed Services(2)	1,918	1,244	1,918	1,244
Total	6,881	5,848	6,881	5,848

Revenues before reimbursable expenses by capability:
Consulting and Managed Services(3)	$229,122	$218,339	$453,043	$419,898
Digital	173,383	153,315	345,152	307,717
Total	$402,505	$371,654	$798,195	$727,615

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of revenue-generating professionals by capability (at period end):
Consulting	1,866	1,691	1,866	1,691
Managed Services(2)	1,918	1,244	1,918	1,244
Digital	3,097	2,913	3,097	2,913
Total	6,881	5,848	6,881	5,848

Utilization rate by capability(4):
Consulting	77.0%	73.7%	75.6%	72.0%
Digital	77.8%	75.0%	78.0%	74.6%

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
The number of Managed Services revenue-generating professionals within our Healthcare segment was 1,807 and 1,116 as of June 30, 2025 and 2024, respectively.
The number of Managed Services revenue-generating professionals within our Education segment was 111 and 128 as of June 30, 2025 and 2024, respectively.
(3)    Managed Services capability revenues before reimbursable expenses within our Healthcare segment was $21.0 million and $16.7 million for the three months ended June 30, 2025 and 2024, respectively; and $39.3 million and $34.2 million for the six months ended June 30, 2025 and 2024, respectively.
Managed Services capability revenues before reimbursable expenses within our Education segment was $7.4 million and $6.8 million for the three months ended June 30, 2025 and 2024, respectively; and $14.7 million and $14.2 million for the six months ended June 30, 2025 and 2024, respectively.
(4)    Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.

Non-GAAP Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues before reimbursable expenses	$402,505	$371,654	$798,195	$727,615
Reimbursable expenses	9,250	9,363	17,701	16,787
Total revenues	$411,755	$381,017	$815,896	$744,402
Net income	$19,430	$37,482	$43,966	$55,488
Net income as a percentage of total revenues	4.7%	9.8%	5.4%	7.5%
Add back:
Income tax expense	8,278	14,613	5,194	14,167
Interest expense, net of interest income	9,281	7,954	14,928	13,094
Depreciation and amortization	7,318	6,244	14,467	12,425
EBITDA	44,307	66,293	78,555	95,174
Add back:
Restructuring charges	560	2,056	1,898	4,393
2024 litigation settlement gain	—	(11,701)	—	(11,701)
Other losses (gains), net	(71)	(917)	(71)	651
Transaction-related expenses	3,590	103	4,886	1,600
Unrealized losses on long-term investments	11,929	—	16,139	—
Foreign currency transaction losses (gains), net	264	(150)	663	(615)
Adjusted EBITDA	$60,579	$55,684	$102,070	$89,502
Adjusted EBITDA as a percentage of revenues before reimbursable expenses	15.1%	15.0%	12.8%	12.3%
Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$19,430	$37,482	$43,966	$55,488
Weighted average shares - diluted	17,772	18,454	18,137	18,741
Diluted earnings per share	$1.09	$2.03	$2.42	$2.96
Add back:
Amortization of intangible assets	2,302	1,627	4,338	3,317
Restructuring charges	560	2,056	1,898	4,393
2024 litigation settlement gain	—	(11,701)	—	(11,701)
Other losses (gains), net	(71)	(917)	(71)	651
Transaction-related expenses	3,590	103	4,886	1,600
Unrealized losses on long-term investments	11,929	—	16,139	—
Tax effect of adjustments	(4,075)	2,296	(6,384)	452
Total adjustments, net of tax	14,235	(6,536)	20,806	(1,288)
Adjusted net income	$33,665	$30,946	$64,772	$54,200
Adjusted weighted average shares - diluted	17,772	18,454	18,137	18,741
Adjusted diluted earnings per share	$1.89	$1.68	$3.57	$2.89

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenues before Reimbursable Expenses
Revenues before reimbursable expenses by segment and capability for the three months ended June 30, 2025 and 2024 were as follows:

Revenues before Reimbursable Expenses (in thousands)	Three Months Ended June 30,		Increase / (Decrease)
	2025	2024	$	%
Segment:
Healthcare	$197,822	$190,098	$7,724	4.1%
Education	129,301	122,753	6,548	5.3%
Commercial	75,382	58,803	16,579	28.2%
Total revenues before reimbursable expenses	$402,505	$371,654	$30,851	8.3%

Capability:
Consulting and Managed Services	$229,122	$218,339	$10,783	4.9%
Digital	173,383	153,315	20,068	13.1%
Total revenues before reimbursable expenses	$402,505	$371,654	$30,851	8.3%
Revenues before reimbursable expenses increased $30.9 million, or 8.3%, to $402.5 million for the second quarter of 2025 from $371.7 million for the second quarter of 2024. The overall increase in revenues before reimbursable expenses reflects continued strength in demand for our Digital capabilities within our Commercial and Education segments and our Consulting and Managed Services capabilities within our Healthcare and Education segments. The increase includes $13.1 million of incremental revenues before reimbursable expenses from our acquisition of AXIA Consulting in December 2024. These increases were partially offset by decreases in demand for our Consulting and Managed Services capability within our Commercial segment and our Digital capability within our Healthcare segment. Additional information on our revenues before reimbursable expenses by segment follows.
•Healthcare revenues before reimbursable expenses increased $7.7 million, or 4.1%, driven by continued strength in demand for our performance improvement and financial advisory solutions within our Consulting and Managed Services capability. These increases in demand were partially offset by a decrease in demand for our technology and analytics services within our Digital capability and a decrease in revenues before reimbursable expenses due to the divestiture of our Studer Education practice in the fourth quarter of 2024. The Studer Education business generated $3.5 million of revenues before reimbursable expenses in the second quarter of 2024. Revenues before reimbursable expenses in the second quarter of 2025 included $0.6 million of incremental revenues from our acquisitions of AXIA Consulting and Eclipse Insights.
The number of revenue-generating professionals, excluding Managed Services professionals, within our Healthcare segment grew 8.7% to 1,329 as of June 30, 2025, compared to 1,223 as of June 30, 2024. Our acquisition of Eclipse Insights in June 2025 added approximately 40 revenue-generating professionals.
•Education revenues before reimbursable expenses increased $6.5 million, or 5.3%, driven by continued strength in demand for our strategy and operations solution within our Consulting and Managed Services capability, as well as strengthened demand for our software products within our Digital capability. Revenues before reimbursable expenses in the second quarter of 2025 included $2.2 million of incremental revenues from our acquisitions of AXIA Consulting, Advancement Resources and Halpin.
The number of revenue-generating professionals within our Education segment, excluding Managed Services professionals, grew 4.8% to 1,169 as of June 30, 2025, compared to 1,115 as of June 30, 2024. Our acquisitions of Advancement Resources and Halpin in March 2025 added approximately 30 revenue-generating professionals.
•Commercial revenues before reimbursable expenses increased $16.6 million, or 28.2%, which included $12.3 million of incremental revenues before reimbursable expenses from our acquisition of AXIA Consulting completed in December 2024 and strengthened demand for our technology and analytics services within our Digital capability. These increases were partially offset by decreases in demand for our financial advisory and strategy and innovation solutions within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Commercial segment, the majority of which provide services across all of our industries, grew 8.8% to 2,465 as of June 30, 2025, compared to 2,266 as of June 30, 2024, including our acquisition of AXIA Consulting in December 2024 which added approximately 130 revenue-generating professionals.

Operating Expenses
Operating expenses for the second quarter of 2025 increased $44.5 million, or 13.8%, over the second quarter of 2024.
Operating expenses and operating expenses as a percentage of revenues before reimbursable expenses were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues before reimbursable expenses)	Three Months Ended June 30,				Increase / (Decrease)
	2025		2024
Direct costs	$269,028	66.8%	$248,605	66.9%	$20,423
Reimbursable expenses	9,250	2.3%	9,427	2.5%	(177)
Selling, general and administrative expenses	80,217	19.9%	71,410	19.2%	8,807
Other gains, net	(71)	—%	(15,917)	(4.3)%	15,846
Restructuring charges	560	0.1%	2,056	0.6%	(1,496)
Depreciation and amortization	7,117	1.8%	6,033	1.6%	1,084
Total operating expenses	$366,101	91.0%	$321,614	86.5%	$44,487
Direct Costs
Direct costs increased $20.4 million, or 8.2%, to $269.0 million for the second quarter of 2025 from $248.6 million for the second quarter of 2024. The $20.4 million increase primarily related to a $12.7 million increase in compensation costs for our revenue-generating professionals and a $5.7 million increase in contractor expenses. The increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to a $15.4 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2025 and a $1.1 million increase in signing, retention and other bonus expense; partially offset by a $2.9 million decrease in performance bonus expense. As a percentage of revenues before reimbursable expenses, direct costs decreased to 66.8% during the second quarter of 2025, compared to 66.9% during the second quarter of 2024. This decrease was primarily due to the decrease in performance bonus expense for our revenue-generating professionals; largely offset by an increase in contractor expenses, as a percentage of revenues before reimbursable expenses.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $8.8 million, or 12.3%, to $80.2 million in the second quarter of 2025 from $71.4 million in the second quarter of 2024. The $8.8 million increase includes a $4.6 million increase in compensation costs for our support personnel; a $1.4 million increase in software and data hosting expenses; a $1.2 million increase in legal expenses, driven by professional fees for our programmatic acquisition activity; and a $1.0 million increase in promotion and marketing expenses. These increases were partially offset by a $2.2 million decrease in bad debt expense. The $4.6 million increase in compensation costs for our support personnel was driven by a $3.0 million increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability and a $2.3 million increase in salaries and related expenses. The increase in deferred compensation expense is offset by an increase in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. As a percentage of revenues before reimbursable expenses, selling, general and administrative expenses increased to 19.9% during the second quarter of 2025, compared to 19.2% during the second quarter of 2024, which was primarily driven by the increase in our deferred compensation expense attributable to the change in market value of our deferred compensation liability, as a percentage of revenues before reimbursable expenses.
Other Gains, Net
Other gains, net totaled $0.1 million in the second quarter of 2025 compared to $15.9 million in the second quarter of 2024. The $0.1 million of other gains, net in the second quarter of 2025 consisted of a remeasurement gain to decrease the fair value of a contingent consideration liability related to business combinations. The $15.9 million of other gains, net in the second quarter of 2024 consisted of a pre-tax $15.0 million litigation settlement gain for a completed legal matter in which Huron was the plaintiff, as well as $0.9 million of remeasurement gains to decrease the fair value of our contingent consideration liabilities related to business combinations.
See Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.

Restructuring Charges
Restructuring charges for the second quarter of 2025 were $0.6 million, compared to $2.1 million for the second quarter of 2024. The $0.6 million of restructuring charges recognized in the second quarter of 2025 primarily consisted of rent and related expenses, net of sublease income, for our previously vacated office spaces.
The $2.1 million of restructuring charges recognized in the second quarter of 2024 included a $1.4 million non-cash impairment charge on the right-of-use operating lease asset and fixed assets for the office space previously occupied by GG+A, which we exited in the second quarter of 2024. Additionally, in the second quarter of 2024, we recognized $0.6 million of restructuring expense for rent and related expenses, net of sublease income, for our previously vacated office spaces.
Depreciation and Amortization
Depreciation and amortization expense increased $1.1 million, or 18.0%, to $7.1 million in the second quarter of 2025, compared to $6.0 million in the second quarter of 2024. The $1.1 million increase in depreciation and amortization expense was primarily attributable to increases in amortization of intangible assets acquired in business acquisitions and internally developed software.
Operating Income
Operating income decreased $13.7 million, or 23.1%, to $45.7 million in the second quarter of 2025 from $59.4 million in the second quarter of 2024. Operating margin, which is defined as operating income expressed as a percentage of revenues before reimbursable expenses was 11.3% for the three months ended June 30, 2025, compared to 16.0% for the three months ended June 30, 2024.
Operating income and operating margin for each of our segments as well as unallocated corporate expenses were as follows:

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended June 30,				Increase / (Decrease)
	2025		2024
Healthcare	$59,651	30.2%	$55,246	29.1%	$4,405
Education	$32,329	25.0%	$30,792	25.1%	$1,537
Commercial	$12,507	16.6%	$9,015	15.3%	$3,492

Unallocated Corporate Expenses (in thousands)
Unallocated corporate expenses	$54,281		$45,626		$8,655
•Healthcare operating income increased $4.4 million, or 8.0%, primarily due to the increase in revenues before reimbursable expenses, as well as decreases in bad debt expense and salaries and related expenses for our support personnel; partially offset by increases in compensation costs for our revenue-generating professionals and contractor expenses. The increase in compensation costs for our revenue-generating professionals was primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2025. Healthcare operating margin increased to 30.2% from 29.1% primarily due to the decreases in bad debt expense and salaries and related expenses for our support personnel; partially off by an increase in contractor expenses, as a percentage of revenues before reimbursable expenses.
•Education operating income increased $1.5 million, or 5.0%, primarily due to the increase in revenues before reimbursable expenses and a decrease in performance bonus expense for our revenue-generating professionals; partially offset by increases in salaries and related expenses for our revenue-generating professionals and support personnel, project costs, contractor expenses, and amortization of internally developed software. The increases in salaries and related expenses for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2025. Education operating margin decreased to 25.0% from 25.1% primarily driven by the increases in project costs, salaries and related expenses for our support personnel, amortization of internally developed software, and contractor expenses, as percentages of revenues before reimbursable expenses; largely offset by revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and the decrease in performance bonus expenses for our revenue-generating professionals.
•Commercial operating income increased $3.5 million, or 38.7%, primarily due to the increase in revenues before reimbursable expense; partially offset by increases in compensation costs for our revenue-generating professionals and contractor expenses. The increase in compensation costs was primarily due to the increased headcount, driven by our acquisition of AXIA Consulting, and annual salary increases that went into effect in the first quarter of 2025; partially offset by a decrease in performance bonus expense. Commercial operating margin increased to 16.6% from 15.3% primarily due revenue growth that outpaced the increases in compensation costs for our revenue-generating professionals; partially offset by an increase in contractor expenses, as a percentage of revenues before reimbursable expenses.

•Unallocated corporate expenses increased $8.7 million, or 19.0%, primarily due to increases in compensation costs for our support personnel, legal expenses, and third-party professional fees. The increase in compensation costs for our support personnel was primarily driven by an increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability and an increase in headcount and annual salary increases that went into effect in the first quarter of 2025. The increases in legal expenses and third-party professional fees was primarily driven by professional fees for our programmatic acquisition activity.
Other Income (Expense), Net
Interest expense, net of interest income increased $1.3 million to $9.3 million in the second quarter of 2025 from $8.0 million in the second quarter of 2024, which was primarily attributable to higher levels of borrowing and higher interest rates under our Amended Credit Facility during the second quarter of 2025 compared to the second quarter of 2024. See “Liquidity and Capital Resources” below and Note 8 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our Amended Credit Facility.
Other income (expense), net totaled expense of $8.7 million in the second quarter of 2025, compared to income of $0.6 million in the second quarter of 2024. In the second quarter of 2025, we recognized a pre-tax $11.1 million non-cash credit-related impairment charge related to our convertible debt investment in a third-party, a non-cash impairment charge of $0.8 million on our equity investment in a hospital-at-home company, and $0.2 million of foreign currency transaction losses. These losses were offset by a $3.5 million gain for the market value of our investments that are used to fund our deferred compensation liability. In the second quarter of 2024, we recognized a $0.5 million gain for the market value of our deferred compensation investments and $0.1 million of foreign currency transaction gains. The change in the market value of our investments that are used to fund our deferred compensation liability are offset with deferred compensation expense which is recognized as a component of selling, general and administrative expenses on our consolidated statements of operations. See Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our convertible debt and equity investments. See Note 10 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our foreign exchange forward contracts.
Income Tax Expense
For the three months ended June 30, 2025, our effective tax rate was 29.9% as we recognized income tax expense of $8.3 million on income of $27.7 million. The effective tax rate of 29.9% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to the establishment of a valuation allowance for a deferred tax asset recorded as the result of the capital loss on our investment in a hospital-at-home company as well as certain nondeductible expense items, partially offset by a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability.
For the three months ended June 30, 2024, our effective tax rate was 28.1% as we recognized income tax expense of $14.6 million on income of $52.1 million. The effective tax rate of 28.1% was less favorable than the statutory rate, inclusive of state income taxes, of 26.1%, primarily due to certain nondeductible expense items.
Net Income and Earnings per Share
Net income decreased $18.1 million, or 48.2%, to $19.4 million for the three months ended June 30, 2025 from $37.5 million for the same period last year driven by the $11.1 million litigation settlement gain, net of tax, recognized in the second quarter 2024 related to a completed legal matter in which Huron was the plaintiff and the $8.2 million non-cash credit-related impairment charge, net of tax, recognized in the second quarter of 2025 related to our convertible debt investment in a third-party. Diluted earnings per share for the second quarter of 2025 decreased to $1.09 from $2.03 for the second quarter of 2024; driven by the decrease in net income, partially offset by a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan. The non-cash credit-related impairment charge on our convertible debt investment had an unfavorable $0.46 impact on diluted EPS during the second quarter of 2025, while the litigation settlement gain related to a completed legal matter in which Huron was the plaintiff had a favorable $0.60 impact on diluted EPS for the prior year period.
EBITDA and Adjusted EBITDA
EBITDA decreased $22.0 million, or 33.2%, to $44.3 million for the second quarter of 2025 from $66.3 million for the second quarter of 2024. The decrease in EBITDA was primarily attributable to the pre-tax $15.0 million litigation settlement gain recognized in the second quarter of 2024 for a completed legal matter in which Huron was the plaintiff, the pre-tax $11.1 million non-cash credit-related impairment charge related to our convertible debt investment in a third-party, and the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability; partially offset by the increases in segment operating income for all three operating segments, excluding segment depreciation and amortization.
Adjusted EBITDA increased $4.9 million, or 8.8%, to $60.6 million in the second quarter of 2025 from $55.7 million in the second quarter of 2024. The increase in adjusted EBITDA was primarily attributable to the increases in segment operating income for all three operating segments, excluding segment depreciation and amortization and segment restructuring charges; partially offset by the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability and transaction-related expenses.

Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $2.7 million, or 8.8%, to $33.7 million in the second quarter of 2025, compared to $30.9 million in the second quarter of 2024. As a result of the increase in adjusted net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, adjusted diluted earnings per share increased to $1.89 for the second quarter of 2025 compared to $1.68 for the second quarter of 2024.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenues before Reimbursable Expenses
Revenues before reimbursable expenses by segment and capability for the six months ended June 30, 2025 and 2024 were as follows:

Revenues before Reimbursable Expenses (in thousands)	Six Months Ended June 30,		Increase / (Decrease)
	2025	2024	$	%
Segment:
Healthcare	$396,312	$370,840	$25,472	6.9%
Education	252,049	234,336	17,713	7.6%
Commercial	149,834	122,439	27,395	22.4%
Total revenues before reimbursable expenses	$798,195	$727,615	$70,580	9.7%

Capability:
Consulting and Managed Services	$453,043	$419,898	$33,145	7.9%
Digital	345,152	307,717	37,435	12.2%
Total revenues before reimbursable expenses	$798,195	$727,615	$70,580	9.7%
Revenues before reimbursable expenses increased $70.6 million, or 9.7%, to $798.2 million for the first six months of 2025 from $727.6 million for the first six months of 2024. The overall increase in revenues before reimbursable expenses reflects continued strength in demand for our Digital capabilities within our Commercial and Education segments and our Consulting and Managed Services capabilities within our Healthcare and Education segments. The increase includes $24.9 million of incremental revenues before reimbursable expenses from our acquisition of AXIA Consulting in December 2024. These increases were partially offset by decreases in demand for our Consulting and Managed Services capability within our Commercial segment and our Digital capability within our Healthcare segment. Additional information on our revenues before reimbursable expenses by segment follows.
•Healthcare revenues before reimbursable expenses increased $25.5 million, or 6.9%, driven by continued strength in demand for our performance improvement and financial advisory solutions within our Consulting and Managed Services capability. These increases were partially offset by a decrease in revenues before reimbursable expenses due to the divestiture of our Studer Education practice in the fourth quarter of 2024 and a decrease in revenues before reimbursable expenses for our technology and analytics services within our Digital capability. The Studer Education business generated $6.9 million of revenues before reimbursable expenses in the first six months of 2024. Revenues before reimbursable expenses in the first six months of 2025 included $0.8 million of incremental revenues from our acquisitions of AXIA Consulting and Eclipse Insights.
The number of revenue-generating professionals, excluding Managed Services professionals, within our Healthcare segment grew 8.7% to 1,329 as of June 30, 2025, compared to 1,223 as of June 30, 2024. Our acquisition of Eclipse Insights in June 2025 added approximately 40 revenue-generating professionals.
•Education revenues before reimbursable expenses increased $17.7 million, or 7.6%, driven by continued strength in demand for our strategy and operations solution within our Consulting and Managed Services capability and our software products within our Digital capability, as well as $6.1 million of incremental revenues before reimbursable expenses from our acquisitions of GG+A, Advancement Resources, AXIA Consulting, and Halpin.
The number of revenue-generating professionals within our Education segment, excluding Managed Services professionals, grew 4.8% to 1,169 as of June 30, 2025, compared to 1,115 as of June 30, 2024. Our acquisitions of Advancement Resources and Halpin in March 2025 added approximately 30 revenue-generating professionals.
•Commercial revenues before reimbursable expenses increased $27.4 million, or 22.4%, which included $23.5 million of incremental revenues before reimbursable expenses from our acquisition of AXIA Consulting completed in December 2024 and strengthened demand for our technology and analytics services within our Digital capability. These increases were partially offset by decreases in demand for our financial advisory and strategy and innovation solutions within our Consulting and Managed Services capability.

The number of revenue-generating professionals within our Commercial segment, the majority of which provide services across all of our industries, grew 8.8% to 2,465 as of June 30, 2025, compared to 2,266 as of June 30, 2024, including our acquisition of AXIA Consulting in December 2024 which added approximately 130 revenue-generating professionals.
Operating Expenses
Operating expenses for the first six months of 2025 increased $72.4 million, or 10.9%, over the first six months of 2024.
Operating expenses and operating expenses as a percentage of revenues before reimbursable expenses were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues before reimbursable expenses)	Six Months Ended June 30,				Increase / (Decrease)
	2025		2024
Direct costs	$547,071	68.5%	$501,908	69.0%	$45,163
Reimbursable expenses	17,695	2.2%	17,011	2.3%	684
Selling, general and administrative expenses	156,851	19.7%	144,110	19.8%	12,741
Other gains, net	(71)	—%	(14,349)	(2.0)%	14,278
Restructuring charges	1,898	0.2%	4,393	0.6%	(2,495)
Depreciation and amortization	14,066	1.8%	12,005	1.6%	2,061
Total operating expenses	$737,510	92.4%	$665,078	91.4%	$72,432
Direct Costs
Direct costs increased $45.2 million, or 9.0%, to $547.1 million for the first six months of 2025 from $501.9 million for the first six months of 2024. The $45.2 million increase primarily related to a $38.1 million increase in compensation costs for our revenue-generating professionals, a $5.3 million increase in contractor expenses, and a $1.4 million increase in technology costs. The increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to a $31.9 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2025, a $4.7 million increase in performance bonus expense and a $1.4 million increase in signing, retention and other bonus expense. As a percentage of revenues before reimbursable expenses, direct costs decreased to 68.5% during the first six months of 2025, compared to 69.0% during the first six months of 2024. This decrease was primarily due to revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals; partially offset by an increase in contractor expenses, as a percentage of revenues before reimbursable expenses.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $12.7 million, or 8.8%, to $156.9 million in the first six months of 2025 from $144.1 million in the first six months of 2024. The $12.7 million increase includes a $7.4 million increase in compensation costs for our support personnel, a $3.5 million increase in software and data hosting expenses, a $1.4 million increase in promotion and marketing expenses, a $1.1 million increase in severance expenses, and a $1.0 million increase in third-party professional fees; partially offset by a $2.3 million decrease in legal expenses and a $2.0 million decrease in bad debt expense. The $7.4 million increase in compensation costs for our support personnel was driven by a $6.4 million increase in salaries and related expenses and a $1.9 million increase in performance bonus expense. As a percentage of revenues before reimbursable expenses, selling, general and administrative expenses decreased to 19.7% during the first six months of 2025, compared to 19.8% during the first six months of 2024, which was primarily driven by the decreases in legal expenses and bad debt expense; largely offset by the increase in software and data hosting expenses, as a percentage of revenues before reimbursable expenses.
Other Gains, Net
Other gains, net totaled $0.1 million in the first six months of 2025 and $14.3 million in the first six months of 2024. The $0.1 million of other gains, net in the first six months of 2025 consisted of a remeasurement gain to decrease the fair value of a contingent consideration liability related to business combinations. The $14.3 million of other gains, net in the first six months of 2024 primarily consisted of a pre-tax $15.0 million litigation settlement gain for a completed legal matter in which Huron was the plaintiff.
See Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.

Restructuring Charges
Restructuring charges for the first six months of 2025 were $1.9 million, compared to $4.4 million for the first six months of 2024. The $1.9 million of restructuring charges recognized in the first six months of 2025 primarily consisted of $1.0 million of rent and related expenses, net of sublease income, for our previously vacated office spaces and a $0.7 million non-cash lease impairment charge driven by updated sublease assumptions for a previously vacated office space.
The $4.4 million of restructuring charges incurred in the first six months of 2024 included a $1.4 million non-cash impairment charge on the right-of-use operating lease asset and fixed assets for the office space previously occupied by GG+A, which we exited in the second quarter of 2024. Additionally, in the first six months of 2024, we recognized $1.1 million of rent and related expenses, net of sublease income, for previously vacated office spaces; $1.0 million of severance-related expenses; and $0.8 million related to non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces.
Depreciation and Amortization
Depreciation and amortization expense increased $2.1 million, or 17.2%, to $14.1 million for the first six months of 2025, compared to $12.0 million for the first six months of 2024. The $2.1 million increase in depreciation and amortization expense was primarily attributable to increases in amortization of internally developed software and intangible assets acquired in business acquisitions.
Operating Income
Operating income decreased $0.9 million, or 1.2%, to $78.4 million in the first six months of 2025 from $79.3 million in the first six months of 2024. Operating margin, which is defined as operating income expressed as a percentage of revenues before reimbursable expenses, decreased to 9.8% for the first six months of 2025, compared to 10.9% for the first six months of 2024.
Operating income and operating margin for each of our segments as well as unallocated corporate expenses were as follows:

Segment Operating Income (in thousands, except operating margin percentages)	Six Months Ended June 30,				Increase / (Decrease)
	2025		2024
Healthcare	$115,967	29.3%	$97,940	26.4%	$18,027
Education	$55,389	22.0%	$52,748	22.5%	$2,641
Commercial	$23,803	15.9%	$23,054	18.8%	$749

Unallocated Corporate Expenses (in thousands)
Unallocated corporate expenses	$106,652		$96,565		$10,087
•Healthcare operating income increased $18.0 million, or 18.4%, primarily due to the increase in revenues before reimbursable expenses, as well as decreases in practice administration and meeting expenses, salaries and related expenses for our support personnel, and bad debt expense; partially offset by increases in compensation costs for our revenue-generating professionals and technology costs. The increases in compensation costs for our revenue-generating professionals were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2025, as well as an increase in performance bonus expense. Healthcare operating margin increased to 29.3% from 26.4% primarily due to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and decreases in salaries and related expenses for our support personnel and practice administration and meeting expenses.
•Education operating income increased $2.6 million, or 5.0%, primarily due to the increase in revenues before reimbursable expenses; partially offset by increases in compensation costs for our revenue-generating professionals and support personnel, amortization of internally developed software, practice administration and meeting expenses, contractor expenses, project costs, and promotion and marketing expenses. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2025. Education operating margin decreased to 22.0% from 22.5% primarily driven by the increases in salaries and related expenses for our support personnel, amortization of internally developed software, and practice administration and meeting expenses, as percentages of revenues before reimbursable expenses; partially offset by revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals.
•Commercial operating income increased $0.7 million, or 3.2%, primarily due to the increase in revenues before reimbursable expenses; largely offset by increases in compensation costs for our revenue-generating professionals and support personnel and contractor expenses. The increase in compensation costs for our revenue-generating professionals and support personnel was primarily due to the increased headcount, driven by our acquisition of AXIA Consulting, and annual salary increases that went into effect in the first quarter of 2025, as well as an increase in performance bonus expense. Commercial operating margin decreased to 15.9% from 18.8% primarily due to the increases in contractor expenses and salaries and related expenses for our revenue-generating professionals, as percentages of revenues before reimbursable expenses, partially offset by revenue growth that outpaced the increase in performance bonus expense for our revenue-generating professionals.
•Unallocated corporate expenses increased $10.1 million, or 10.4%, primarily due to increases in compensation costs for our support personnel, software and data hosting expenses, third-party professional fees, and practice administration and meeting expenses; partially offset by a decrease in legal expenses. The increase in compensation costs for our support personnel was primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2025, as well as an increase in performance bonus expense.
Other Income (Expense), Net
Interest expense, net of interest income increased $1.8 million to $14.9 million in the first six months of 2025 from $13.1 million in the first six months of 2024, which was primarily attributable to higher levels of borrowing and higher interest rates under our Amended Credit Facility during the first six months of 2025 compared to the first six months of 2024. See “Liquidity and Capital Resources” below and Note 8 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income (expense), net totaled expense of $14.3 million in the first six months of 2025, compared to income of $3.4 million in the first six months of 2024. In the first six months of 2025, we recognized a pre-tax $11.1 million non-cash credit-related impairment charge related to our convertible debt investment in a third-party, non-cash impairment charges of $5.0 million on our equity investment in a hospital-at-home company and $0.6 million of foreign currency transaction losses; partially offset by a $2.5 million gain recognized for the market value of our investments that are used to fund our deferred compensation liability. In the first six months of 2024, we recognized a $2.8 million gain for the market value of our deferred compensation investments and $0.6 million of foreign currency transaction gains. The change in the market value of our investments that are used to fund our deferred compensation liability are offset with deferred compensation expense which is recognized as a component of selling, general and administrative expenses on our consolidated statements of operations. See Note 10 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our convertible debt and equity investments. See Note 9 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our foreign exchange forward contracts.
Income Tax Expense
For the six months ended June 30, 2025, our effective tax rate was 10.6% as we recognized income tax expense of $5.2 million on income of $49.2 million. The effective tax rate of 10.6% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2025. This favorable item was partially offset by the establishment of a valuation allowance for a deferred tax asset recorded as the result of the capital loss on our investment in a hospital-at-home company and certain nondeductible expenses.
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

Net Income and Earnings per Share
Net income decreased $11.5 million, or 20.8%, to $44.0 million for the six months ended June 30, 2025 from $55.5 million for the same period last year, driven by the $11.1 million litigation settlement gain, net of tax, recognized in the second quarter 2024 related to a completed legal matter in which Huron was the plaintiff and the $8.2 million non-cash credit-related impairment charge, net of tax, recognized in the second quarter of 2025 related to our convertible debt investment in a third-party. Diluted earnings per share for the six months ended June 30, 2025 decreased to $2.42 compared to $2.96 for the six months ended June 30, 2024; driven by the decrease in net income, partially offset by a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan. The non-cash credit-related impairment charge on our convertible debt investment had an unfavorable $0.45 impact on diluted EPS during the first six months of 2025, while the litigation settlement gain related to a completed legal matter in which Huron was the plaintiff had a favorable $0.59 impact on diluted EPS for the prior year period.
EBITDA and Adjusted EBITDA
EBITDA decreased $16.6 million, or 17.5%, to $78.6 million for the six months ended June 30, 2025 from $95.2 million for the six months ended June 30, 2024. The decrease in EBITDA was primarily attributable to the pre-tax $15.0 million litigation settlement gain recognized in the second quarter of 2024 for a completed legal matter in which Huron was the plaintiff; the pre-tax $11.1 million non-cash credit-related impairment charge, recognized in the second quarter of 2025 related to our convertible debt investment in a third-party; the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability; and the $5.0 million of non-cash impairment charges recognized on our equity investment in a hospital-at-home company in the first six months of 2025. These decreases were partially offset by the increases in segment operating income for all three operating segments, excluding segment depreciation and amortization.
Adjusted EBITDA increased $12.6 million, or 14.0%, to $102.1 million in the first six months of 2025 from $89.5 million in the first six months of 2024. The increase in adjusted EBITDA was primarily attributable to the increases in segment operating income for all three operating segments, excluding segment depreciation and amortization and segment restructuring charges; partially offset by the increase in unallocated corporate expenses, excluding the impacts of the change in the market value of our deferred compensation liability and transaction-related expenses.
Adjusted Net Income from Continuing Operations and Adjusted Earnings per Share
Adjusted net income increased $10.6 million, or 19.5%, to $64.8 million in the first six months of 2025 compared to $54.2 million in the first six months of 2024. As a result of the increase in adjusted net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, adjusted diluted earnings per share increased to $3.57 for the six months ended June 30, 2025, compared to $2.89 for the six months ended June 30, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $61.0 million and $21.9 million at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Six Months Ended June 30,
Cash Flows (in thousands):	2025	2024
Net cash used in operating activities	$(26,780)	$(23,503)
Net cash used in investing activities	(70,080)	(39,677)
Net cash provided by financing activities	135,804	68,726
Effect of exchange rate changes on cash	156	(49)
Net increase in cash and cash equivalents	$39,100	$5,497
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
Net cash used in operating activities increased by $3.3 million to $26.8 million for the six months ended June 30, 2025 from $23.5 million for the six months ended June 30, 2024. The increase in net cash used in operating activities was primarily related to an increase in payments for salaries and related expenses for our revenue-generating professionals, an increase in the amount paid for annual performance bonuses in the first quarter of 2025 compared to the first quarter of 2024, and an increase in payments for selling, general and administrative expenses; partially offset by an increase in cash collections in the first six months of 2025.

Investing Activities
Our investing activities primarily consist of purchases of complementary businesses; purchases of property and equipment, primarily related to computers and related equipment for our employees and leasehold improvements and furniture and fixtures for office spaces; payments related to internally developed cloud-based software sold to our clients; and investments. Our investments include a convertible note investment in Shorelight Holdings, LLC, an equity investment in a hospital-at-home company, and investments in life insurance policies that are used to fund our deferred compensation liability.
Net cash used in investing activities was $70.1 million for the six months ended June 30, 2025, which primarily consisted of $53.1 million for purchases of businesses; $10.9 million for payments related to internally developed software to advance our Education and Healthcare software products; $3.9 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; and $2.3 million for contributions to our life insurance policies.
Net cash used in investing activities was $39.7 million for the six months ended June 30, 2024, which primarily consisted of $20.8 million for purchases of businesses; $14.1 million for payments related to internally developed software to advance our Healthcare and Education software products; $3.7 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; and $1.4 million for contributions to our life insurance policies.

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
Net cash provided by financing activities was $135.8 million for the six months ended June 30, 2025. During the six months ended June 30, 2025, we borrowed $552.0 million and made repayments on our borrowings of $251.9 million. The net borrowings of $300.1 million were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2025, and our programmatic business acquisitions. Additionally, during the first six months of 2025, we paid $134.4 million for the settlement of share repurchases and we reacquired $32.5 million of common stock as a result of tax withholdings upon vesting of share-based compensation. These uses of cash for financing activities were partially offset by $2.6 million of cash received from stock option exercises in the first six months of 2025.
Net cash provided by financing activities was $68.7 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, we borrowed $618.5 million and made repayments on our borrowings of $430.9 million. The borrowings and repayments during the first six months of 2024 include the $275.0 million Term Loan proceeds which were used to repay borrowings under the Revolver in the first quarter of 2024. The net borrowings of $187.6 million were primarily used to fund our operations including our annual performance bonus payments in the first quarter of 2024. Additionally, during the first six months of 2024, we paid $97.3 million for the settlement of share repurchases and we reacquired $21.1 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made payments of $1.4 million for debt issuance costs related to the Term Loan. These uses of cash for financing activities were partially offset by $1.2 million cash received from stock option exercises in the first six months of 2024.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the first quarter of 2025. The current authorization extends the share repurchase program through December 31, 2026 with a repurchase amount of $700 million, of which $131.3 million remains available as of June 30, 2025. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Financing Arrangements
As of June 30, 2025, the Company had a $600 million senior secured revolving credit facility (the “Revolver”) and a $275 million senior secured term loan facility (the “Term Loan”), subject to the terms of the Third Amended and Restated Credit Agreement dated as of November 15, 2022 (as amended, the “Existing Credit Agreement”), both of which fully mature on November 15, 2027. In July 2025, the Company entered into the Fourth Amended and Restated Credit Agreement (the "Amended Credit Agreement”), which amended and restated, in its entirety, the Existing Credit Agreement.

Borrowings outstanding under the Existing Credit Agreement at June 30, 2025 and December 31, 2024 totaled $657.8 million and $357.7 million, respectively. Of the $657.8 million outstanding as of June 30, 2025, $400.0 million was outstanding under the Revolver and $257.8 million was outstanding under the Term Loan. Of the $357.7 million outstanding as of December 31, 2024, $93.0 million was outstanding under the Revolver and $264.7 million was outstanding under the Term Loan. These borrowings carried a weighted average interest rate of 5.6% at June 30, 2025 and 4.7% at December 31, 2024, including the impact of the interest rate swaps described in Note 10 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements. As of June 30, 2025, the unused borrowing capacity under the Revolver was $199.6 million. Refer to Note 8 “Financing Arrangements” within the notes to the consolidated financial statements for additional information on the Existing Credit Agreement.
Fourth Amended and Restated Credit Agreement
The Amended Credit Agreement established a $700 million senior secured revolving credit facility (the "Amended Revolver") and a $400 million senior secured term loan facility (the "Amended Term Loan"), both of which mature on July 30, 2030. The Amended Term Loan is subject to scheduled quarterly amortization payments of $5.0 million beginning September 30, 2025 and continue through the maturity date of July 30, 2030, at which time the outstanding principal balance and all accrued interest will be due.
Fees and interest on borrowings under the Amended Credit Agreement vary based on our Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). At our option, these borrowings will bear interest at one, three or six month Term SOFR or an alternate base rate, in each case plus the applicable margin. The applicable margin will fluctuate between 1.250% per annum and 1.875% per annum, in the case of Term SOFR borrowings, or between 0.250% per annum and 0.875% per annum, in the case of base rate loans, based upon our Consolidated Leverage Ratio at such time.
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
Refer to Note 8 “Financing Arrangements” within the notes to the consolidated financial statements for additional information on the Amended Credit Agreement.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies and estimates are those policies and estimates that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies and estimates are important, we believe that there are five accounting policies and estimates that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies during the six months ended June 30, 2025.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 “New Accounting Pronouncements” within the notes to the consolidated financial statements for information on new accounting pronouncements.
SUBSEQUENT EVENTS
In July 2025, we acquired TVG-Treliant Holdings, LLC., an advisory and managed services firm that provides expertise to the financial services industry in navigating regulatory requirements. Refer to Note 4 “Acquisitions” within the notes to the consolidated financial statements for additional information.
In July 2025, we entered into the Fourth Amended and Restated Credit Agreement which governs our senior secured credit facility. Refer to Note 8 “Financing Arrangements” within the notes to the consolidated financial statements for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates and changes in the market value of our investments. We use certain derivative instruments to hedge a portion of the interest rate and foreign currency exchange rate risks.
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our senior secured credit facility. At our option, these borrowings bear interest at one, three or six month Term SOFR or, in the case of the Revolver, an alternate base rate. At June 30, 2025, we had borrowings outstanding under the credit facility totaling $657.8 million that carried a weighted average interest rate of 5.6%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $4.1 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2024, we had borrowings outstanding under the credit facility totaling $357.7 million that carried a weighted average interest rate of 4.7% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $1.1 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of both June 30, 2025 and December 31, 2024, the aggregate notional amount of our forward interest rate swap agreements was $250.0 million. The outstanding interest rate swap agreements as of June 30, 2025 are scheduled to mature on a staggered basis through February 28, 2030.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates associated with our operations in India and Canada. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses and our translation risk related to our USD-denominated intercompany receivables in Canada by entering into foreign exchange forward contracts.
Indian Rupee Forward Contracts: As of June 30, 2025 and December 31, 2024, the aggregate notional amounts of these contracts were Indian Rupee (INR) 0.64 billion, or $7.5 million, and Indian Rupee (INR) 1.40 billion, or $16.3 million, respectively, based on the exchange rates in effect as of each period end. The outstanding foreign exchange forward contracts as of June 30, 2025 are scheduled to mature monthly through April 30, 2026.
Canadian Dollar Forward Contracts: As of June 30, 2025, the notional amount of our outstanding Canadian Dollar forward contract was $25.0 million which is scheduled to settle on September 29, 2025. We had no outstanding Canadian Dollar forward contracts as of December 31, 2024.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign exchange forward contract portfolio. The sensitivity of the portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the derivatives and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the USD to INR and USD to CAD exchange rates would have an immaterial impact on the fair value of our derivative instruments as of June 30, 2025 and December 31, 2024.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. To the extent any decrease in fair value is the result of a credit impairment - calculated as the difference between the present value of expected cash flows to be generated from the investment and the cost basis, limited to the difference between the fair value and cost basis - such credit impairment charge is recorded to other income (expense), net in our consolidated statement of operations. As of June 30, 2025, the fair value of the investment was $32.8 million with a total cost basis of $40.9 million. The fair value of $32.8 million as of June 30, 2025 includes a non-cash credit-related impairment charge of $11.1 million. At December 31, 2024, the fair value of the investment was $62.3 million, with a total cost basis of $40.9 million.The decrease in fair value in the first six months of 2025 was driven by a decrease in the projected cash flows of Shorelight, which reflects the current federal regulatory environment in which Shorelight operates.
We have an equity investment in a privately-held hospital-at-home company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. As of June 30, 2025 and December 31, 2024, the carrying value of the investment was $2.4 million and $7.4 million, respectively, with a total cost basis of $5.0 million. In the first quarter of 2025, we recognized a non-cash impairment charge of $4.2 million on our investment based on the valuation anticipated from the hospital-at-home company's merger with a third-party. Upon the completion of the merger in the second quarter of 2025, we recognized an additional $0.8 million non-cash impairment charge based on the final valuation utilized in the merger. The non-cash impairment charges were recorded to other income (expense), net in our consolidated statement of operations.

Refer to Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional on these investments.
We do not use derivative instruments for trading or other speculative purposes. From time to time, we invest excess cash in short-term marketable securities. These investments principally consist of overnight sweep accounts. Due to the short maturity of these investments, we have concluded that we do not have material market risk exposure. Refer to Note 10 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On June 24, 2025, as partial consideration for our acquisition of Eclipse, we issued 147,221 shares of our common stock, par value $0.01 per share, with an aggregate value of $19.8 million. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2025, we reacquired 2,377 shares of common stock with a weighted average fair market value of $136.97 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the first quarter of 2025. The current authorization extends the share repurchase program through December 31, 2026 with a repurchase amount of $700 million, of which $131.3 million remains available as of June 30, 2025. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.

The following table provides information with respect to purchases we made of our common stock during the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
April 1, 2025 - April 30, 2025	334,442	$140.14	332,254	$145,143,959
May 1, 2025 - May 31, 2025	64,406	$140.81	64,406	$136,072,789
June 1, 2025 - June 30, 2025	33,198	$144.06	33,009	$131,316,363
Total	432,046	$140.54	429,669
(1)The number of shares repurchased included 2,188 shares in April 2025 and 189 shares in June 2025 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our officers and/or directors during the second quarter of 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Rule 10b5-1 Trading Plan Action	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Shares to be Sold
James Roth - Vice Chairman of the Board	Adoption	5/8/2025	1/9/2026	12,000
Ekta Singh-Bushell - Director	Adoption	5/15/2025	5/15/2026	944
Debra Zumwalt - Director	Adoption	5/16/2025	5/15/2026	1,276
J. Ronald Dail - Executive Vice President and Chief Operating Officer	Adoption	5/28/2025	5/4/2026	15,048

During the second quarter of 2025, none of our officers or directors modified or terminated contracts, instructions or written plans for the sale or purchase of our securities intended to satisfy the affirmative defense condition of Rule 10b5-1(c) or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1*	Huron Consulting Group Inc. Amended and Restated 2012 Omnibus Incentive Plan, effective May 9, 2025.			DEF 14A		Appendix A	3/28/2025
10.2*	Huron Consulting Group Inc. Amended and Restated Stock Ownership Participation Plan, effective May 9, 2025.			DEF 14A		Appendix B	3/28/2025
10.3†
Fourth Amended and Restated Credit Agreement, dated as of July 30, 2025, among Huron Consulting Group Inc., as Borrower, certain subsidiaries as Guarantors, the Lenders Party, Hereto and Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. and PNC Capital Markets, LLC, as Co-Syndication Agents, TD Bank, N.A., Bank of Montreal, Fifth Third Bank, National Association and U.S. Bank National Association as Co-Documentation Agents, and BofA Securities, Inc., JPMorgan Chase Bank, N.A. and PNC Capital Markets, LLC as Joint Lead Arrangers and Joint Bookrunners.
				8-K		10.1	7/31/2025
10.4	Fourth Amended and Restated Security Agreement, dated as of July 30, 2025.			8-K		10.2	7/31/2025
10.5	Fourth Amended and Restated Pledge Agreement, dated as of July 30, 2025.			8-K		10.3	7/31/2025
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
*    Indicates the exhibit is a management contract or compensatory plan or arrangement.
†    Pursuant to Regulation S-K 601(a)(5), certain exhibits to this Exhibit have been omitted. The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, a copy of any or all omitted exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	July 31, 2025	/s/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer