Form 10-Q
period 2025-09-30
Huron Consulting Group Inc.
filed 2025-10-28
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 21, 2025, 17,241,468 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,889	$21,911
Receivables from clients, net of allowances of $10,361 and $11,575, respectively	201,960	197,771
Unbilled services, net of allowances of $3,118 and $2,203, respectively	195,157	160,017
Income tax receivable	17,789	1,355
Prepaid expenses and other current assets	36,250	28,063
Total current assets	475,045	409,117
Property and equipment, net	21,746	21,678
Deferred income taxes, net	2,712	2,546
Long-term investments, net of allowances of $11,125 and $0, respectively	35,144	69,712
Operating lease right-of-use assets	21,269	19,176
Other non-current assets	134,551	116,569
Intangible assets, net	71,958	26,076
Goodwill	781,757	678,743
Total assets	$1,544,182	$1,343,617
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,783	$11,539
Accrued expenses and other current liabilities	37,882	26,768
Accrued payroll and related benefits	215,354	247,579
Current maturities of long-term debt	20,000	13,750
Current maturities of operating lease liabilities	14,129	12,315
Deferred revenues	30,906	26,869
Total current liabilities	330,054	338,820
Non-current liabilities:
Deferred compensation and other liabilities	63,442	42,481
Long-term debt, net of current portion	589,591	342,857
Operating lease liabilities, net of current portion	27,166	29,686
Deferred income taxes, net	34,151	28,446
Total non-current liabilities	714,350	443,470
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 20,501,837 and 20,780,928 shares issued, respectively	205	208
Treasury stock, at cost, 3,269,062 and 3,065,633 shares, respectively	(189,604)	(160,093)
Additional paid-in capital	90,633	177,673
Retained earnings	606,039	531,653
Accumulated other comprehensive income (loss)	(7,495)	11,886
Total stockholders’ equity	499,778	561,327
Total liabilities and stockholders’ equity	$1,544,182	$1,343,617
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Revenues before reimbursable expenses	$432,361	$370,049	$1,230,556	$1,097,664
Reimbursable expenses	8,923	8,040	26,624	24,827
Total revenues	441,284	378,089	1,257,180	1,122,491
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	288,803	247,849	835,874	749,757
Reimbursable expenses	8,923	8,135	26,618	25,146
Selling, general and administrative expenses	81,296	70,375	238,147	214,485
Other gains, net	—	(173)	(71)	(14,522)
Restructuring charges	3,521	3,137	5,419	7,530
Depreciation and amortization	8,741	6,321	22,807	18,326
Total operating expenses	391,284	335,644	1,128,794	1,000,722
Operating income	50,000	42,445	128,386	121,769
Other income (expense), net:
Interest expense, net of interest income	(11,009)	(6,800)	(25,937)	(19,894)
Other income (expense), net	3,655	1,936	(10,643)	5,361
Total other expense, net	(7,354)	(4,864)	(36,580)	(14,533)
Income before taxes	42,646	37,581	91,806	107,236
Income tax expense	12,226	10,432	17,420	24,599
Net income	$30,420	$27,149	$74,386	$82,637
Earnings per share:
Net income per basic share	$1.75	$1.53	$4.25	$4.61
Net income per diluted share	$1.71	$1.47	$4.13	$4.43
Weighted average shares used in calculating earnings per share:
Basic	17,340	17,754	17,492	17,945
Diluted	17,794	18,471	18,024	18,672
Comprehensive income (loss):
Net income	$30,420	$27,149	$74,386	$82,637
Foreign currency translation adjustments, net of tax	(2,042)	900	1,242	(103)
Unrealized loss on investment, net of tax	—	(443)	(15,766)	(8,208)
Unrealized loss on cash flow hedging instruments, net of tax	(510)	(4,716)	(4,857)	(4,770)
Other comprehensive loss	(2,552)	(4,259)	(19,381)	(13,081)
Comprehensive income	$27,868	$22,890	$55,005	$69,556
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	20,569,243	$205	(3,271,957)	$(189,388)	$93,502	$575,619	$(4,943)	$474,995
Comprehensive income (loss)						30,420	(2,552)	27,868
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	8,236	—	4,167	251	(251)			—
Exercise of stock options	24,469	—			1,551			1,551
Purchase of business	47,625	1			6,197			6,198
Share-based compensation					8,254			8,254
Shares redeemed for employee tax withholdings			(3,413)	(467)				(467)
Share repurchases	(146,514)	(1)			(18,620)			(18,621)
Balance at September 30, 2025	20,503,059	$205	(3,271,203)	$(189,604)	$90,633	$606,039	$(7,495)	$499,778

Balance at June 30, 2024	20,834,133	$208	(3,114,873)	$(159,537)	$175,387	$470,515	$14,005	$500,578
Comprehensive income (loss)						27,149	(4,259)	22,890
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	13,692	—	2,837	198	(198)			—
Exercise of stock options	6,987	—			419			419
Share-based compensation					6,605			6,605
Shares redeemed for employee tax withholdings			(3,814)	(378)				(378)
Share repurchases	(66,354)	(1)			(7,341)			(7,342)
Balance at September 30, 2024	20,788,458	$207	(3,115,850)	$(159,717)	$174,872	$497,664	$9,746	$522,772

	Nine Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	20,762,327	$208	(3,117,675)	$(160,093)	$177,673	$531,653	$11,886	$561,327
Comprehensive income (loss)						74,386	(19,381)	55,005
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	546,646	5	65,002	3,463	(3,468)			—
Exercise of stock options	68,656	—			4,142			4,142
Purchases of businesses	210,224	2			27,093			27,095
Share-based compensation					37,669			37,669
Shares redeemed for employee tax withholdings			(218,530)	(32,974)				(32,974)
Share repurchases	(1,084,794)	(10)			(152,476)			(152,486)
Balance at September 30, 2025	20,503,059	$205	(3,271,203)	$(189,604)	$90,633	$606,039	$(7,495)	$499,778

Balance at December 31, 2023	21,175,554	$212	(2,975,321)	$(142,136)	$236,962	$415,027	$22,827	$532,892
Comprehensive income (loss)						82,637	(13,081)	69,556
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	564,130	5	77,657	3,877	(3,882)			—
Exercise of stock options	29,406	—			1,634			1,634
Purchase of business	86,913	1			8,639			8,640
Share-based compensation					35,422			35,422
Shares redeemed for employee tax withholdings			(218,186)	(21,458)				(21,458)
Other capital contributions					113			113
Share repurchases	(1,067,545)	(11)			(104,016)			(104,027)
Balance at September 30, 2024	20,788,458	$207	(3,115,850)	$(159,717)	$174,872	$497,664	$9,746	$522,772
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$74,386	$82,637
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	23,464	18,326
Non-cash lease expense	4,483	4,486
Lease-related impairment charges	1,162	3,513
Share-based compensation	36,319	33,963
Amortization of debt discount and issuance costs	858	793
Allowances for doubtful accounts	390	3,062
Deferred income taxes	9,104	5,037
Gain on sale of property and equipment	—	(101)
Change in fair value of contingent consideration liabilities	(71)	(589)
Change in fair value of equity investment	5,014	—
Credit-related impairment charge on convertible debt investment	11,125	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients, net	1,369	(44,739)
(Increase) decrease in unbilled services, net	(32,107)	13,770
(Increase) decrease in current income tax receivable / payable, net	(17,462)	(3,114)
(Increase) decrease in other assets	(17,689)	(8,412)
Increase (decrease) in accounts payable and other liabilities	1,524	(6,994)
Increase (decrease) in accrued payroll and related benefits	(36,769)	(41,385)
Increase (decrease) in deferred revenues	1,887	1,451
Net cash provided by operating activities	66,987	61,704
Cash flows from investing activities:
Purchases of property and equipment	(7,859)	(6,028)
Investments in life insurance policies	(2,897)	(2,166)
Purchases of businesses, net of cash acquired	(107,174)	(20,769)
Capitalization of internally developed software costs	(15,406)	(19,341)
Proceeds from note receivable	154	154
Proceeds from sale of property and equipment	—	102
Net cash used in investing activities	(133,182)	(48,048)
Cash flows from financing activities:
Proceeds from exercises of stock options	4,142	1,634
Shares redeemed for employee tax withholdings	(32,974)	(21,458)
Share repurchases	(153,097)	(104,553)
Proceeds from bank borrowings	1,041,000	682,500
Repayments of bank borrowings	(787,688)	(563,375)
Payments for debt issuance costs	(3,100)	(1,446)
Deferred payments for business acquisitions	(36)	(617)
Net cash provided by (used in) financing activities	68,247	(7,315)
Effect of exchange rate changes on cash	(74)	7
Net increase in cash and cash equivalents	1,978	6,348
Cash and cash equivalents at beginning of the period	21,911	12,149
Cash and cash equivalents at end of the period	$23,889	$18,497
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$3,896	$4,194
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$7,920	$4,171
Common stock issued related to purchases of businesses	$27,095	$8,640
Contingent consideration accrued related to purchases of businesses	$18,703	$36
Excise tax on net share repurchases included in current liabilities	$559	$502
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2025 and 2024. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
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
On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets For Private Companies and Certain Not-For-Profit Entities (PCC), which provides a practical expedient for public business entities to simplify the measurement of credit losses for certain receivables and contract assets. ASU 2025-05 will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2026, with early adoption permitted, and is required to be applied prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
On September 18, 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 will be effective for our annual

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
reporting periods beginning with the fiscal year ending December 31, 2028, with early adoption permitted, and may be applied prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
Eclipse Insights LLC
On June 24, 2025, we completed the acquisition of certain assets and liabilities of Eclipse Insights LLC (“Eclipse Insights”), a revenue cycle consulting firm dedicated to helping healthcare organizations maximize revenue and improve cash flow. The results of operations of Eclipse Insights are included within our consolidated financial statements and results of operations of our Healthcare segment as of the acquisition date.
TVG-Treliant Holdings, LLC.
On July 11, 2025, we acquired 100% of the membership interests of TVG-Treliant Holdings, LLC. (“Treliant”), an advisory and managed services firm that provides expertise to the financial services industry in navigating regulatory requirements. The results of operations of Treliant are included within our consolidated financial statements and results of operations of our Commercial segment as of the acquisition date.
Wilson Perumal and Company, Inc.
On September 1, 2025, we acquired 100% of the ownership interests of Wilson Perumal and Company, Inc. (“WP&C”), a strategy and operations consulting firm specializing in managing complexity to drive organization efficiency, increase profitability, and improve growth rates. The results of operations of WP&C are included within our consolidated financial statements and results of operations of our Commercial segment as of the acquisition date.
Summary of Accounting Policy and Additional Information
Each of these acquisitions were accounted for using the acquisition method of accounting. Contract assets and contract liabilities are recorded at their carrying value under Topic 606: Revenue from Contracts with Customers. The current acquisition date values of assets acquired and liabilities assumed in the Treliant and WP&C acquisitions are considered preliminary and are based on the information that was available as of the date of each acquisition. We believe that the information provides a reasonable basis for estimating the preliminary values of assets acquired and liabilities assumed but certain items, such as the valuations of the intangible assets and the working capital adjustments, among other items, may be subject to change as additional information is received. Thus, the provisional measurements of assets acquired, including goodwill, and liabilities assumed related to the acquisitions of Treliant and WP&C are subject to change. We expect to finalize the valuations as soon as practicable, but not later than one year from the acquisition dates. We finalized the measurements of assets acquired and liabilities assumed related to the Advancement Resources, Halpin, and Eclipse Insights acquisitions during the first nine months of 2025.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The aggregate fair value of consideration transferred for all acquisitions completed in the first nine months of 2025 was $151.6 million, which consisted of $105.8 million in cash (inclusive of net working capital and other accrued proceeds adjustments), $27.1 million in Huron common stock, and $18.7 million in the acquisition date fair value of contingent consideration liabilities. Refer to Note 11 “Fair Value of Financial Instruments” for additional information on our contingent consideration liabilities. Refer to Note 5 “Goodwill and Intangible Assets” for additional information on the goodwill and intangibles acquired. No other significant assets or liabilities were acquired in connection with these acquisitions.
For the three and nine months ended September 30, 2025, we recognized total revenues of $15.3 million and $17.8 million, respectively, in the aggregate, from our acquisitions completed in 2025. We determined that it is impractical to determine the amount of earnings generated by the acquisitions, individually or in the aggregate, for the three and nine months ended September 30, 2025 due to the integration of operations after the acquisition date.
5. Goodwill and Intangible Assets
Goodwill
The table below sets forth the changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2025.

	Healthcare	Education	Commercial	Total
Balance as of December 31, 2024:
Goodwill	$643,552	$145,981	$345,102	$1,134,635
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2024	$453,528	$144,564	$80,651	$678,743
Goodwill recorded in connection with business acquisitions(1)	53,760	6,219	42,867	102,846
Foreign currency translation	—	190	(22)	168
Goodwill, net as of September 30, 2025	$507,288	$150,973	$123,496	$781,757
(1)    See Note 4 "Acquisitions" for additional information on business combinations completed in 2025. Of the $102.8 million of goodwill recorded in the first nine months of 2025, $53.8 million related to the acquisition of Eclipse Insights within our Healthcare segment; $26.3 million related to the acquisition of Treliant within our Commercial segment; $16.5 million related to the acquisition of WP&C within our Commercial segment; and $6.2 million related to the remaining acquisitions completed in 2025. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed, and largely reflects the expanded market opportunities expected from combining the service offerings of Huron and the businesses acquired, as well as the assembled workforces of businesses acquired. The current acquisition date fair values of goodwill acquired in the Treliant and WP&C acquisitions are considered preliminary and are based on the information that was available as of the date of each acquisition. Of the $102.8 million of goodwill recorded in the first nine months of 2025, $98.3 million is expected to be tax deductible.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Intangible Assets
Intangible assets as of September 30, 2025 and December 31, 2024 consisted of the following:

		As of September 30, 2025		As of December 31, 2024
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 10	$82,021	$14,840	$30,683	$9,790
Technology and software	2 to 5	17,970	13,999	16,230	12,771
Trade names	6	6,000	6,000	6,000	6,000
Customer contracts	2 to 4	1,487	1,151	1,483	418
Non-competition agreements	2 to 5	1,380	910	1,260	601
Total		$108,858	$36,900	$55,656	$29,580
During the nine months ended September 30, 2025, we acquired intangible assets of $53.7 million related to our business combinations completed in 2025. Of the $53.7 million of intangible assets acquired, $27.6 million relates to our acquisition of Eclipse Insights and includes $25.5 million for customer relationships and $2.1 million for technology and software. The acquired customer relationships and technology and software intangible assets have an estimated useful life of 10 years and 5 years, respectively. Also included in the $53.7 million of intangible assets acquired is $19.1 million for the preliminary fair value of the Treliant customer relationships, which have an initial estimated useful life of 10 years.
Identifiable intangible assets with finite lives are amortized over their estimated useful lives using either an accelerated or straight-line basis to correspond to the cash flows expected to be derived from the assets. Intangible asset amortization expense was $3.5 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively; and $7.9 million and $4.9 million for the nine months ended September 30, 2025 and 2024, respectively.
The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of September 30, 2025.

Year Ending December 31,	Estimated Amortization Expense
2025	$11,334
2026	$15,114
2027	$12,809
2028	$11,133
2029	$8,612
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
6. Revenues
For the three months ended September 30, 2025 and 2024, we recognized total revenues of $441.3 million and $378.1 million, respectively. Of the $441.3 million total revenues recognized in the third quarter of 2025, we recognized $12.6 million from obligations satisfied, or partially satisfied, in prior periods, of which $11.3 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.3 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $378.1 million total revenues recognized in the third quarter of 2024, we recognized $10.9 million from obligations satisfied, or partially satisfied, in prior periods, of which $9.1 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.8 million was primarily due to the release of allowances on receivables from clients and unbilled services.
For the nine months ended September 30, 2025 and 2024, we recognized total revenues of $1.26 billion and $1.12 billion, respectively. Of the $1.26 billion total revenues recognized in the first nine months of 2025, we recognized $27.8 million from obligations satisfied, or partially satisfied in prior periods, of which $25.9 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.9 million was primarily due to the release of allowances on receivables from clients and

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
unbilled services. Of the $1.12 billion recognized in the first nine months of 2024, we recognized revenues of $22.4 million from obligations satisfied, or partially satisfied, in prior periods, of which $19.1 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.3 million was due to the release of allowances on receivables from clients and unbilled services.
As of September 30, 2025, we had $315.9 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $315.9 million of performance obligations, we expect to recognize $31.1 million as revenue in 2025, $104.2 million in 2026, and the remaining $180.6 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset, net balance as of September 30, 2025 and December 31, 2024 was $57.3 million and $60.1 million, respectively. The $2.8 million decrease primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of September 30, 2025 and December 31, 2024 was $30.9 million and $26.9 million, respectively. The $4.0 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and nine months ended September 30, 2025, $1.2 million and $25.9 million of revenues recognized were included in the deferred revenue balance as of December 31, 2024, respectively.
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
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$30,420	$27,149	$74,386	$82,637

Weighted average common shares outstanding – basic	17,340	17,754	17,492	17,945
Weighted average common stock equivalents	454	717	532	727
Weighted average common shares outstanding – diluted	17,794	18,471	18,024	18,672

Net income per basic share	$1.75	$1.53	$4.25	$4.61
Net income per diluted share	$1.71	$1.47	$4.13	$4.43

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above for both the nine months ended September 30, 2025 and September 30, 2024 was less than 0.1 million shares. There were no anti-dilutive securities for both the three months ended September 30, 2025 and September 30, 2024.
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
During the three months ended September 30, 2025, we repurchased and retired 146,514 shares for $18.6 million. During the nine months ended September 30, 2025, we repurchased and retired 1,084,794 shares for $152.5 million, which includes a $0.6 million accrual for excise taxes on the net share repurchases. Additionally, in the first quarter of 2025, we settled the repurchase of 5,103 shares for $0.6 million which were accrued as of December 31, 2024.
During the three and nine months ended September 30, 2024, we repurchased and retired 66,354 and 1,067,545 shares for $7.3 million and $104.0 million, respectively, which includes a $0.1 million and $0.5 million accrual for excise taxes on the net share repurchases, respectively. Additionally, in the first quarter of 2024, we settled the repurchase of 10,000 shares for $1.0 million which were accrued as of December 31, 2023.
As of September 30, 2025, $112.6 million remained available for share repurchases under our share repurchase program.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
8. Financing Arrangements
In July 2025, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which amended and restated, in its entirety, the Third Amended and Restated Credit Agreement (the “Existing Credit Agreement”). The Amended Credit Agreement established a $700 million senior secured revolving credit facility (the “Revolver”) and a $400 million senior secured term loan facility (the “Term Loan”), both of which mature on July 30, 2030. The Term Loan is subject to scheduled quarterly amortization payments of $5.0 million which began September 30, 2025 and continue through the maturity date of July 30, 2030, at which time the outstanding principal balance and all accrued interest will be due.
As of September 30, 2025, we had total borrowings outstanding under the Amended Credit Agreement of $611.0 million, consisting of $216.0 million outstanding under the Revolver and $395.0 million outstanding under the Term Loan. A summary of the scheduled maturities of those borrowings as of September 30, 2025 follows:

Scheduled Maturities of Long-Term Debt
2025	$5,000
2026	$20,000
2027	$20,000
2028	$20,000
2029	$20,000
2030	$526,000
Borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, permitted acquisitions, and other general corporate purposes. The initial borrowings under the Amended Credit Agreement were used to reduce current borrowings outstanding under the Existing Credit Agreement.
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
The loans and obligations under the Amended Credit Agreement are secured pursuant to a Fourth Amended and Restated Security Agreement and a Third Amended and Restated Pledge Agreement (the “Pledge Agreement”) with Bank of America, N.A. as collateral agent, pursuant to which the Company and the subsidiary guarantors grant Bank of America, N.A., for the ratable benefit of the lenders under the Amended Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors, and a pledge of 100% of the stock or other equity interests in all domestic subsidiaries and 65% of the stock or other equity interests in each “material first-tier foreign subsidiary” (as defined in the Pledge Agreement) entitled to vote and 100% of the stock or other equity interests in each material first-tier foreign subsidiary not entitled to vote.
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At September 30, 2025, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.30 to 1.00 and a Consolidated Interest Coverage Ratio of 8.86 to 1.00.
A summary of the carrying amounts of our debt follows:

	September 30, 2025	December 31, 2024
Revolver	$216,000	$93,000
Term Loan	395,000	264,687
Unamortized debt issuance costs - Term Loan(1)	(1,409)	(1,080)
Total long-term debt	609,591	356,607
Current maturities of long-term debt	(20,000)	(13,750)
Long-term debt, net of current portion	$589,591	$342,857
(1)We recognized a $1.5 million discount to the Term Loan for debt issuance costs in connection with the Amended Credit Facility. These debt issuance costs will be amortized to interest expense using an effective interest rate of 5.95% over the term of the Term Loan. Unamortized debt issuance costs related to the Revolver are included as a component of other non-current assets and amortized to interest expense using the straight-line method over the term of the Revolver.
Borrowings outstanding under the Amended Credit Agreement as of September 30, 2025 carried a weighted average interest rate of 5.6%. Borrowings outstanding under the Existing Credit Agreement as of December 31, 2024 carried a weighted average interest rate of 4.7%. Both weighted average interest rates include the effect of the interest rate swaps described in Note 10 “Derivative Instruments and Hedging Activity.”
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At September 30, 2025, we had outstanding letters of credit totaling $0.4 million, which are used as security deposits for our office facilities. As of September 30, 2025, the unused borrowing capacity under the Revolver was $483.6 million.
9. Restructuring Charges
Restructuring charges for the three and nine months ended September 30, 2025 were $3.5 million and $5.4 million, respectively. The $3.5 million of restructuring charges recognized in the third quarter of 2025 included $1.6 million of severance-related expenses; $1.1 million of accelerated depreciation and amortization on the related fixed assets and right-of-use operating lease assets recognized when we exited our office space in Pensacola, Florida in the third quarter of 2025; and $0.8 million of rent and related expenses, net of sublease income, for our previously vacated office spaces. The $5.4 million of restructuring charges recognized in the first nine months of 2025 primarily consisted of $1.9 million rent and related expenses, net of sublease income, for our previously vacated office spaces; $1.7 million of severance-related expenses; $1.1 million of accelerated depreciation and amortization on the related fixed assets and right-of-use operating lease assets recognized when we exited our office space in Pensacola, Florida; and a $0.7 million non-cash lease impairment charge driven by updated sublease assumptions for a previously vacated office space.
Restructuring charges for the three and nine months ended September 30, 2024 were $3.1 million and $7.5 million, respectively. The $3.1 million restructuring charges recognized in the third quarter of 2024 included $1.3 million of severance-related expenses; a $1.2 million non-cash impairment charge on the related right-of-use operating lease asset and fixed assets for a portion of our New York, New York office space that we exited during the third quarter of 2024; and $0.6 million of rent and related expenses, net of sublease income, for our previously vacated office spaces. The $7.5 million of restructuring charges recognized in the first nine months of 2024 included $2.3 million of severance-related expenses; $1.7 million of rent and related expenses, net of sublease income, for previously vacated office spaces; a $1.4 million non-cash lease impairment charge on the right-of-use operating lease asset and fixed assets of the exited office space previously occupied by GG+A; a $1.2 million non-cash impairment charge on the related right-of-use operating lease asset and fixed assets for a portion of our New York, New York office space that we exited during the third quarter of 2024; and $0.8 million related to non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the carrying value of our restructuring charge liability by restructuring type for the nine months ended September 30, 2025.

	Employee Costs	Other	Total
Balance as of December 31, 2024	$629	$568	$1,197
Additions (1)	1,709	21	1,730
Payments	(1,346)	(55)	(1,401)
Adjustments (1)	(28)	—	(28)
Balance as of September 30, 2025	$964	$534	$1,498
(1)    Additions and adjustments exclude non-cash items related to vacated office spaces, such as lease impairment charges and accelerated depreciation on abandoned operating lease ROU assets and fixed assets, which are recorded as restructuring charges on our consolidated statements of operations.
All of the $1.0 million restructuring charge liability related to employee costs as of September 30, 2025 is expected to be paid in the next 12 months. All of the $0.5 million other restructuring charge liability at September 30, 2025, which relates to the early termination of a contract in a prior period, is expected to be paid in the next 12 months. The employee costs and other restructuring charge liabilities are included as components of accrued payroll and related benefits and accrued expenses and other current liabilities in our consolidated balance sheet, respectively.
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
Cash Flow Hedges
We have designated our interest rate swaps and Indian Rupee forward contracts as cash flow hedges. Therefore, changes in the fair value of these derivative instruments are recorded to other comprehensive income to the extent effective and reclassified to earnings upon settlement. Below is additional information on the derivative instruments designated as cash flow hedges in effect during the periods presented. From time to time, we may enter into additional forward interest rate swaps or Indian Rupee forward contracts to further hedge against our interest rate and foreign currency exchange rate risk.
Interest Rate Swaps: We are party to forward interest rate swap agreements with aggregate notional amounts of $250.0 million as of both September 30, 2025 and December 31, 2024. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through February 28, 2030.
As of September 30, 2025, it was anticipated that $0.2 million of the gains, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income (loss) will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.
Indian Rupee Forward Contracts: We are party to Indian Rupee forward contracts that are scheduled to mature monthly through August 31, 2026. As of September 30, 2025 and December 31, 2024, the aggregate notional amounts of these contracts were Indian Rupee (INR) 1.45 billion, or $16.3 million, and Indian Rupee (INR) 1.40 billion, or $16.3 million, respectively, based on the exchange rates in effect as of each period end.
As of September 30, 2025, it was anticipated that $0.3 million of losses, net of tax, related to these foreign currency forward contracts currently recorded in accumulated other comprehensive income (loss) will be reclassified into earnings in our consolidated statement of operations within the next 12 months.
Refer to Note 12 “Other Comprehensive Income (Loss)” for additional information on our cash flow hedges.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Derivatives not Designated as Hedging Instruments
Canadian Dollar Forward Contracts: Beginning in the first quarter of 2025, on a quarterly basis, we have entered into Canadian Dollar forward contracts with a $25.0 million notional amount that settle at the end of each quarter. As of September 30, 2025, we have one Canadian Dollar forward contract outstanding, with a notional amount of $25.0 million and a fair value of $0, that will settle on December 31, 2025. We did not designate any of these derivatives as accounting hedging instruments. Therefore, changes in the fair value of the derivatives are recorded to other income (expense), net in our consolidated statements of operations. For the three and nine months ended September 30, 2025, we recognized $0.6 million of realized losses and $0.2 million of realized gains, respectively, related to the settled forward contracts. From time to time, we may enter into additional Canadian Dollar forward contracts to continue to establish economic hedges against our foreign exchange rate risk.
The table below sets forth additional information relating to our derivative instruments recognized on our consolidated balance sheets as of September 30, 2025 and December 31, 2024.

Derivative Instrument	Balance Sheet Location	September 30, 2025	December 31, 2024
Assets
Cash Flow Hedges
Interest rate swaps	Prepaid expenses and other current assets	$413	$1,600
Interest rate swaps	Other non-current assets	152	1,381
Total Assets		$565	$2,981

Liabilities
Cash Flow Hedges
Interest rate swaps	Accrued expenses and other current liabilities	$647	$—
Interest rate swaps	Deferred compensation and other liabilities	3,495	—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	376	381
Total Liabilities		$4,518	$381
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets:
Interest rate swaps	$—	$565	$—	$565
Convertible debt investment	—	—	32,790	32,790
Deferred compensation assets	—	49,945	—	49,945
Total assets	$—	$50,510	$32,790	$83,300
Liabilities:
Interest rate swaps	$—	$4,142	$—	$4,142
Foreign exchange forward contracts	—	376	—	376
Contingent consideration for business acquisitions	—	—	18,703	18,703
Total liabilities	$—	$4,518	$18,703	$23,221
December 31, 2024
Assets:
Interest rate swaps	$—	$2,981	$—	$2,981
Convertible debt investment	—	—	62,344	62,344
Deferred compensation assets	—	42,083	—	42,083
Total assets	$—	$45,064	$62,344	$107,408
Liabilities:
Foreign exchange forward contracts	$—	$381	$—	$381
Contingent consideration for business acquisitions	—	—	221	221
Total liabilities	$—	$381	$221	$602
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
The hybrid analysis and calculation of the credit-related impairment charge utilize certain assumptions, all of which are Level 3 inputs. In the case of the hybrid analysis, these assumptions include the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 24.0% and 23.5% as of September 30, 2025 and December 31, 2024, respectively; and the concluded equity volatility of 40.0% as of both September 30, 2025 and December 31, 2024. In the case of the credit-related impairment charge recorded in the second quarter of 2025, these assumptions include the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; the concluded equity volatility of 40.0%; and cash flow projections discounted at the risk-adjusted rate in a range of 2.0% to 12.1%, with a weighted average of 8.6% calculated using the relative present value of expected cash flows. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment or the calculated credit-related impairment charge, which would result in different impacts to our consolidated balance sheet and statements of operations and other comprehensive income. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the convertible debt investment for the nine months ended September 30, 2025.

Convertible Debt Investment
Balance as of December 31, 2024	$62,344
Unrealized losses included in other comprehensive income (loss)	(18,429)
Unrealized losses included in earnings	(11,125)
Balance as of September 30, 2025(1)	$32,790
(1)    The total decrease in fair value of $29.6 million in the first nine months of 2025 was driven by a decrease in the projected cash flows of Shorelight, which reflects the current federal regulatory environment in which Shorelight operates.
Since our initial investment in 2014, we recognized a total unrealized gain of $3.0 million within other comprehensive income (loss) and an $11.1 million allowance for credit losses within earnings. The $11.1 million credit-related impairment charge was recognized in the second quarter of 2025. As of September 30, 2025 and December 31, 2024, our cost basis was $40.9 million.
Contingent consideration for business acquisitions: In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was in a range of 4.5% to 5.4% with a weighted average of 5.3% as of September 30, 2025. The weighted average discount rate was calculated using the relative fair values of the contingent consideration liabilities as of September 30, 2025. As of December 31, 2024, the discount rate used in the fair value measurement of our contingent consideration liability was 5.6%. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded to other losses (gains), net in our consolidated statement of operations for that period. The carrying value is recorded in accrued expenses and other current liabilities or deferred compensation and other liabilities, based on the expected timing of payment, in our consolidated balance sheets. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the nine months ended September 30, 2025.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2024	$221
Acquisition(1)	18,703
Payment	(150)
Change in fair value	(71)
Balance as of September 30, 2025(2)	$18,703
(1)    Of the $18.7 million contingent consideration liabilities acquired in 2025, $15.4 million related to our second quarter business combination and $3.3 million related to our third quarter business combinations. The contingent consideration liabilities acquired represent the acquisition date fair values of the contingent consideration arrangements, pursuant to which we may be required to pay additional consideration to the sellers if specific revenues before reimbursable expenses targets are met over a specified period. The aggregate maximum amount of contingent consideration that may be paid in connection with the 2025 business combinations is $49.5 million, which is payable, if earned, on a staggered basis through December 31, 2028.
(2)    Of the $18.7 million contingent consideration liability, $8.7 million was recorded to accrued expenses and other current liabilities and $10.0 million was recorded to deferred compensation and other liabilities in our consolidated balance sheet as of September 30, 2025.
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
In the first quarter of 2025, we recognized a non-cash impairment charge of $4.2 million on our preferred stock investment based on the valuation anticipated from the hospital-at-home company's merger. Upon the completion of the merger in the second quarter of 2025, we recognized an additional $0.8 million non-cash impairment charge based on the final valuation utilized in the merger. The non-cash impairment charges were recorded to other income (expense), net in our consolidated statement of operations. Since our initial investment in 2019, we have recognized cumulative unrealized losses of $31.3 million and cumulative unrealized gains of $28.6 million. As of

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
September 30, 2025 and December 31, 2024, the carrying value of our equity investment was $2.4 million and $7.4 million, respectively, with a cost basis of $5.0 million.
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
12. Other Comprehensive Income (Loss)
The tables below set forth the components of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$(2,042)	$—	$(2,042)	$900	$—	$900
Unrealized gain (loss) on investment	$—	$—	$—	$(599)	$156	$(443)
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value	$43	$(12)	$31	$(3,891)	$1,016	$(2,875)
Reclassification adjustments into earnings	(409)	106	(303)	(2,412)	630	(1,782)
Net unrealized gain (loss) on interest rate swaps	$(366)	$94	$(272)	$(6,303)	$1,646	$(4,657)
Foreign exchange forward contracts:
Change in fair value	$(459)	$119	$(340)	$(93)	$24	$(69)
Reclassification adjustments into earnings	138	(36)	102	13	(3)	10
Net unrealized gain (loss) on foreign exchange forward contracts	$(321)	$83	$(238)	$(80)	$21	$(59)
Other comprehensive income (loss)	$(2,729)	$177	$(2,552)	$(6,082)	$1,823	$(4,259)

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$1,242	$—	$1,242	$(103)	$—	$(103)
Unrealized gain (loss) on investment	$(18,429)	$2,663	$(15,766)	$(11,095)	$2,887	$(8,208)
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value	$(4,817)	$1,245	$(3,572)	$578	$(150)	$428
Reclassification adjustments into earnings	(1,741)	453	(1,288)	(7,041)	1,838	(5,203)
Net unrealized gain (loss) on interest rate swaps	$(6,558)	$1,698	$(4,860)	$(6,463)	$1,688	$(4,775)
Foreign exchange forward contracts:
Change in fair value	$(363)	$94	$(269)	$(25)	$6	$(19)
Reclassification adjustments into earnings	368	(96)	272	33	(9)	24
Net unrealized gain (loss) on foreign exchange forward contracts	$5	$(2)	$3	$8	$(3)	$5
Other comprehensive income (loss)	$(23,740)	$4,359	$(19,381)	$(17,653)	$4,572	$(13,081)

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

Accumulated other comprehensive income (loss), net of tax, includes the following components:

			Cash Flow Hedges
	Foreign Currency Translation	Available-for-Sale Investment	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2024	$(5,912)	$15,862	$2,220	$(284)	$11,886
Current period change	1,242	(15,766)	(4,860)	3	(19,381)
Balance as of September 30, 2025	$(4,670)	$96	$(2,640)	$(281)	$(7,495)

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
13. Income Taxes
For the three months ended September 30, 2025, our effective tax rate was 28.7% as we recognized income tax expense of $12.2 million on income of $42.6 million. The effective tax rate of 28.7% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible expense items.
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
For the nine months ended September 30, 2025, our effective tax rate was 19.0% as we recognized income tax expense of $17.4 million on income of $91.8 million. The effective tax rate of 19.0% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2025. This favorable item was partially offset by the establishment of a valuation allowance for deferred tax assets recorded primarily as the result of the capital loss on our investment in a hospital-at-home company and certain nondeductible expenses.
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
On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act (“2025 Tax Reform”) that includes several U.S. corporate tax provisions, including the restoration of 100% bonus depreciation on qualified property and the current deductibility of domestic research expenditures. The provisions of the 2025 Tax Reform did not have a material impact on our income tax expense for the three and nine months ended September 30, 2025, and we do not expect it to have a material impact on our effective tax rate for the full year 2025.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.4 million were outstanding at both September 30, 2025 and December 31, 2024, which are used as security deposits for our office facilities.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of September 30, 2025 and December 31, 2024, the total estimated fair value of our outstanding contingent consideration liabilities was $18.7 million and $0.2 million, respectively. Refer to Note 11 “Fair Value of Financial Instruments” for additional information on our contingent consideration liabilities.
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
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and retail. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, financial advisory (special situation advisory and corporate finance advisory) consulting services, and strategy and innovation consulting services. In December 2024, we expanded our Commercial consulting and digital services offerings through the acquisition of AXIA Consulting, Inc. (“AXIA Consulting”), a leading provider of supply chain-focused consulting and technology solutions who has deep expertise in the industrials and manufacturing and retail sectors. Additionally, in the third quarter of 2025, we bolstered our Commercial consulting offerings through the acquisitions of Treliant, a global financial services consulting and managed services firm, and WP&C, a leading strategy and operations consulting firm specializing in driving operational efficiency and improved growth and profitability.
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
The table below sets forth information about our operating segments for the three and nine months ended September 30, 2025 and 2024, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because the financial results of our international operations are not significant to our consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Healthcare:
Revenues before reimbursable expenses	$219,541	$183,136	$615,853	$553,976
Reimbursable expenses	4,811	4,555	15,091	14,365
Total revenues	224,352	187,691	630,944	568,341
Operating expenses:
Direct costs	139,210	119,233	395,281	362,048
Reimbursable expenses	4,811	4,722	15,091	14,564
Selling, general and administrative expenses	10,499	12,034	31,677	38,393
Depreciation and amortization	1,674	1,828	4,809	5,386
Other segment items(1)	401	223	362	359
Total segment operating expenses	156,595	138,040	447,220	420,750
Segment operating income	$67,757	$49,651	$183,724	$147,591

Education:
Revenues before reimbursable expenses	$129,424	$121,048	$381,473	$355,384
Reimbursable expenses	2,450	2,206	7,103	6,601
Total revenues	131,874	123,254	388,576	361,985
Operating expenses:
Direct costs	86,750	84,310	264,099	253,907
Reimbursable expenses	2,450	2,154	7,103	6,694
Selling, general and administrative expenses	7,986	6,705	25,190	18,150
Depreciation and amortization	1,162	503	3,277	908
Other segment items(1)	293	424	285	420
Total segment operating expenses	98,641	94,096	299,954	280,079
Segment operating income	$33,233	$29,158	$88,622	$81,906

Commercial:
Revenues before reimbursable expenses	$83,396	$65,865	$233,230	$188,304
Reimbursable expenses	1,662	1,279	4,430	3,861
Total revenues	85,058	67,144	237,660	192,165
Operating expenses:
Direct costs	62,712	44,348	176,105	133,765
Reimbursable expenses	1,662	1,260	4,430	3,888
Selling, general and administrative expenses	6,395	4,772	18,463	14,592
Depreciation and amortization	236	52	708	172
Other segment items(1)	394	568	492	550
Total segment operating expenses	71,399	51,000	200,198	152,967
Segment operating income	$13,659	$16,144	$37,462	$39,198

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Huron:
Revenues before reimbursable expenses	$432,361	$370,049	$1,230,556	$1,097,664
Reimbursable expenses	8,923	8,040	26,624	24,827
Total revenues	$441,284	$378,089	$1,257,180	$1,122,491

Segment operating income	$114,649	$94,953	$309,808	$268,695
Items not allocated at the segment level:
Unallocated corporate expenses	56,549	46,821	163,201	143,386
Other gains, net	—	(173)	(71)	(14,522)
Restructuring charges	2,432	1,921	4,279	6,201
Depreciation and amortization	5,668	3,939	14,013	11,861
Operating income	50,000	42,445	128,386	121,769
Other expense, net	(7,354)	(4,864)	(36,580)	(14,533)
Income before taxes	$42,646	$37,581	$91,806	$107,236
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenues by Capability	2025	2024	2025	2024
Healthcare:
Consulting and Managed Services	$168,306	$132,537	$465,487	$398,352
Digital	56,046	55,155	165,457	169,989
Total revenues	$224,352	$187,692	$630,944	$568,341
Education:
Consulting and Managed Services	$67,911	$62,146	$200,920	$183,219
Digital	63,963	61,107	187,656	178,766
Total revenues	$131,874	$123,253	$388,576	$361,985
Commercial:
Consulting and Managed Services	$25,745	$24,598	$59,062	$68,186
Digital	59,313	42,546	178,598	123,979
Total revenues	$85,058	$67,144	$237,660	$192,165
Total Huron:
Consulting and Managed Services	$261,962	$219,281	$725,469	$649,757
Digital	179,322	158,808	531,711	472,734
Total revenues	$441,284	$378,089	$1,257,180	$1,122,491

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues before Reimbursable Expenses by Capability	2025	2024	2025	2024
Healthcare:
Consulting and Managed Services	$164,367	$128,966	$453,496	$387,164
Digital	55,174	54,170	162,357	166,812
Total revenues before reimbursable expenses	$219,541	$183,136	$615,853	$553,976
Education:
Consulting and Managed Services	$66,458	$61,222	$197,331	$180,162
Digital	62,966	59,826	184,142	175,222
Total revenues before reimbursable expenses	$129,424	$121,048	$381,473	$355,384
Commercial:
Consulting and Managed Services	$25,494	$24,329	$58,535	$67,089
Digital	57,902	41,536	174,695	121,215
Total revenues before reimbursable expenses	$83,396	$65,865	$233,230	$188,304
Total Huron:
Consulting and Managed Services	$256,319	$214,517	$709,362	$634,415
Digital	176,042	155,532	521,194	463,249
Total revenues before reimbursable expenses	$432,361	$370,049	$1,230,556	$1,097,664
For the three and nine months ended September 30, 2025 and 2024, substantially all of our revenues were recognized over time. During the three and nine months ended September 30, 2025 and 2024, no single client generated greater than 10% of our consolidated total revenues. At September 30, 2025 and December 31, 2024, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net.

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
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with six primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, energy and utilities, industrials and manufacturing industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and retail. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, financial advisory (special situation advisory and corporate finance advisory) consulting services, and strategy and innovation consulting services. In December 2024, we expanded our Commercial consulting and digital services offerings through the acquisition of AXIA Consulting, Inc. (“AXIA Consulting”), a leading provider of supply chain-focused consulting and technology solutions who has deep expertise in the industrials and manufacturing and retail sectors. Additionally, in the third quarter of 2025, we bolstered our Commercial consulting offerings through the acquisitions of Treliant, a global financial services consulting and managed services firm, and WP&C, a leading strategy and operations consulting firm specializing in driving operational efficiency and improved growth and profitability.
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
RESULTS OF OPERATIONS
Executive Highlights
Highlights from the third quarter of 2025 include the following:
•Revenues before reimbursable expenses increased 16.8% to $432.4 million for the third quarter of 2025 from $370.0 million for the third quarter of 2024.
•Net income as a percentage of total revenues was 6.9% for the third quarter of 2025, compared to 7.2% for the third quarter of 2024.
•Adjusted EBITDA as a percentage of revenues before reimbursable expenses increased to 15.6% for the third quarter of 2025, compared to 14.8% for the third quarter of 2024.
•Diluted EPS increased 16.3% to $1.71 for the third quarter of 2025, compared to $1.47 for the third quarter of 2024.
•Adjusted diluted EPS increased 25.0% to $2.10 for the third quarter of 2025, compared to $1.68 for the third quarter of 2024.
•Returned $152.5 million to shareholders in the first nine months of 2025 by repurchasing 1,084,794 shares of our common stock.
Revenues before reimbursable expenses increased $62.3 million, or 16.8%, to $432.4 million for the third quarter of 2025 from $370.0 million for the third quarter of 2024. The overall increase in revenues before reimbursable expenses reflects strengthened demand for our Consulting and Managed Services capabilities and our Digital capabilities across all segments. The increase includes $28.3 million of incremental revenues before reimbursable expenses from our acquisitions completed since the third quarter of 2024. Excluding the $28.3 million of incremental revenues before reimbursable expenses from our acquisitions and $3.4 million of revenues before reimbursable expenses in the third quarter of 2024 generated by the Studer Education business, which we divested at the end of 2024, revenues before reimbursable expenses grew 10.2% organically.
Revenues before reimbursable expenses within our Consulting and Managed Services capability increased $41.8 million, or 19.5%, in the third quarter of 2025 to $256.3 million, compared to $214.5 million in the third quarter of 2024; and reflected strengthened demand across all segments. The increase includes $15.1 million of incremental revenues before reimbursable expenses from our acquisitions of Eclipse Insights, Treliant, Advancement Resources, WP&C and Halpin. The utilization rate within our Consulting capability increased to 73.7% in the third quarter of 2025, compared to 73.6% in the third quarter of 2024.
Revenues before reimbursable expenses within our Digital capability increased $20.5 million, or 13.2%, in the third quarter of 2025 to $176.0 million, compared to $155.5 million in the third quarter of 2024; and reflected strengthened demand across all segments. The increase includes $13.3 million of incremental revenues before reimbursable expenses from our acquisition of AXIA Consulting. The utilization rate within our Digital capability decreased to 77.1% in the third quarter of 2025, compared to 77.2% in the third quarter of 2024.
Our total number of revenue-generating professionals, excluding Managed Services professionals, increased 15.2% to 5,244 as of September 30, 2025, compared to 4,551 as of September 30, 2024, as a result of the acquisitions completed since the third quarter of 2024 and hiring to support the overall increase in demand for our services. The number of Managed Services professionals increased 55.5% to 2,091 as of September 30, 2025 from 1,345 as of September 30, 2024, as a result of hiring to support the increase in demand for our services. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.
Net income increased $3.3 million, or 12.0%, to $30.4 million, or 6.9% of total revenues, for the third quarter of 2025 compared to $27.1 million, or 7.2% of total revenues, for the same period last year. As a result of the increase in net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, diluted earnings per share for the third quarter of 2025 increased 16.3% to $1.71, compared to $1.47 for the third quarter of 2024. Adjusted diluted earnings per share increased 25.0% to $2.10 for the third quarter of 2025, compared to $1.68 for the third quarter of 2024.
Adjusted EBITDA increased $12.6 million, or 22.9%, to $67.4 million, or 15.6% of revenues before reimbursable expenses, for the third quarter of 2025, compared to $54.9 million, or 14.8% of revenues before reimbursable expenses, for the same period last year.
In the first nine months of 2025, we deployed $152.5 million of capital to repurchase 1,084,794 shares of our common stock, representing 6.1% of our common stock outstanding as of December 31, 2024.

Summary of Results
The following tables set forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Healthcare:
Revenues before reimbursable expenses	$219,541	$183,136	$615,853	$553,976
Operating income	$67,757	$49,651	$183,724	$147,591
Segment operating income as a percentage of segment revenues before reimbursable expenses	30.9%	27.1%	29.8%	26.6%
Education:
Revenues before reimbursable expenses	$129,424	$121,048	$381,473	$355,384
Operating income	$33,233	$29,158	$88,622	$81,906
Segment operating income as a percentage of segment revenues before reimbursable expenses	25.7%	24.1%	23.2%	23.0%
Commercial:
Revenues before reimbursable expenses	$83,396	$65,865	$233,230	$188,304
Operating income	$13,659	$16,144	$37,462	$39,198
Segment operating income as a percentage of segment revenues before reimbursable expenses	16.4%	24.5%	16.1%	20.8%
Total Huron:
Revenues before reimbursable expenses	$432,361	$370,049	$1,230,556	$1,097,664
Reimbursable expenses	8,923	8,040	26,624	24,827
Total revenues	$441,284	$378,089	$1,257,180	$1,122,491

Items not allocated at the segment level:
Unallocated corporate expenses	56,549	46,821	163,201	143,386
Other gains, net	—	(173)	(71)	(14,522)
Restructuring charges	2,432	1,921	4,279	6,201
Depreciation and amortization	5,668	3,939	14,013	11,861
Operating income	50,000	42,445	128,386	121,769
Other expense, net	(7,354)	(4,864)	(36,580)	(14,533)
Income before taxes	42,646	37,581	91,806	107,236
Income tax expense	12,226	10,432	17,420	24,599
Net income	$30,420	$27,149	$74,386	$82,637
Earnings per share:
Basic	$1.75	$1.53	$4.25	$4.61
Diluted	$1.71	$1.47	$4.13	$4.43

Other Operating Data:
Number of revenue-generating professionals by segment (at period end):
Healthcare	1,428	1,219	1,428	1,219
Education	1,166	1,128	1,166	1,128
Commercial (1)(2)	2,650	2,204	2,650	2,204
Total (excluding Managed Services)	5,244	4,551	5,244	4,551
Managed Services(3)	2,091	1,345	2,091	1,345
Total	7,335	5,896	7,335	5,896

Revenues before reimbursable expenses by capability:
Consulting and Managed Services(4)	$256,319	$214,517	$709,362	$634,415
Digital	176,042	155,532	521,194	463,249
Total	$432,361	$370,049	$1,230,556	$1,097,664

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of revenue-generating professionals by capability (at period end):
Consulting	2,139	1,707	2,139	1,707
Managed Services(3)	2,091	1,345	2,091	1,345
Digital	3,105	2,844	3,105	2,844
Total	7,335	5,896	7,335	5,896

Utilization rate by capability(5):
Consulting	73.7%	73.6%	74.9%	72.5%
Digital	77.1%	77.2%	77.7%	75.4%

(1)    The majority of our revenue-generating professionals within our Commercial segment can provide services across all of our industries, including healthcare and education, and the related costs of these professionals are allocated to each of the segments.
(2)    The increase in the number of revenue-generating professionals within our Commercial segment includes our acquisition of Treliant in the third quarter of 2025. This acquisition added approximately 180 revenue-generating professionals, of which approximately 65 are consultants who work variable schedules as needed by clients.
(3)    We have separately presented the total number of revenue-generating professionals within our Managed Services capabilities of our Healthcare and Education segments. Our Healthcare Managed Services professionals provide revenue cycle billing, collections, insurance verification and change integrity services to clients. Our Education Managed Services professionals provide research administration managed services and outsourcing at our education and research-focused clients.
The number of Managed Services revenue-generating professionals within our Healthcare segment was 1,977 and 1,223 as of September 30, 2025 and 2024, respectively.
The number of Managed Services revenue-generating professionals within our Education segment was 114 and 122 as of September 30, 2025 and 2024, respectively.
(4)    Managed Services capability revenues before reimbursable expenses within our Healthcare segment was $25.0 million and $19.3 million for the three months ended September 30, 2025 and 2024, respectively; and $64.3 million and $53.5 million for the nine months ended September 30, 2025 and 2024, respectively.
Managed Services capability revenues before reimbursable expenses within our Education segment was $7.7 million and $6.6 million for the three months ended September 30, 2025 and 2024, respectively; and $22.4 million and $20.8 million for the nine months ended September 30, 2025 and 2024, respectively.
(5)    Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.

Non-GAAP Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues before reimbursable expenses	$432,361	$370,049	$1,230,556	$1,097,664
Reimbursable expenses	8,923	8,040	26,624	24,827
Total revenues	$441,284	$378,089	$1,257,180	$1,122,491
Net income	$30,420	$27,149	$74,386	$82,637
Net income as a percentage of total revenues	6.9%	7.2%	5.9%	7.4%
Add back:
Income tax expense	12,226	10,432	17,420	24,599
Interest expense, net of interest income	11,009	6,800	25,937	19,894
Depreciation and amortization	8,961	6,542	23,428	18,967
EBITDA	62,616	50,923	141,171	146,097
Add back:
Restructuring charges	3,521	3,137	5,419	7,530
2024 litigation settlement gain	—	—	—	(11,701)
Other losses (gains), net	—	(173)	(71)	478
Transaction-related expenses	2,354	716	7,240	2,316
Unrealized losses on long-term investments	—	—	16,139	—
Foreign currency transaction losses (gains), net	(1,056)	267	(393)	(348)
Adjusted EBITDA	$67,435	$54,870	$169,505	$144,372
Adjusted EBITDA as a percentage of revenues before reimbursable expenses	15.6%	14.8%	13.8%	13.2%
Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$30,420	$27,149	$74,386	$82,637
Weighted average shares - diluted	17,794	18,471	18,024	18,672
Diluted earnings per share	$1.71	$1.47	$4.13	$4.43
Add back:
Amortization of intangible assets	3,522	1,600	7,860	4,917
Restructuring charges	3,521	3,137	5,419	7,530
2024 litigation settlement gain	—	—	—	(11,701)
Other losses (gains), net	—	(173)	(71)	478
Transaction-related expenses	2,354	716	7,240	2,316
Unrealized losses on long-term investments	—	—	16,139	—
Tax effect of adjustments	(2,443)	(1,372)	(8,827)	(920)
Total adjustments, net of tax	6,954	3,908	27,760	2,620
Adjusted net income	$37,374	$31,057	$102,146	$85,257
Adjusted weighted average shares - diluted	17,794	18,471	18,024	18,672
Adjusted diluted earnings per share	$2.10	$1.68	$5.67	$4.57

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenues before Reimbursable Expenses
Revenues before reimbursable expenses by segment and capability for the three months ended September 30, 2025 and 2024 were as follows:

Revenues before Reimbursable Expenses (in thousands)	Three Months Ended September 30,		Increase / (Decrease)
	2025	2024	$	%
Segment:
Healthcare	$219,541	$183,136	$36,405	19.9%
Education	129,424	121,048	8,376	6.9%
Commercial	83,396	65,865	17,531	26.6%
Total revenues before reimbursable expenses	$432,361	$370,049	$62,312	16.8%

Capability:
Consulting and Managed Services	$256,319	$214,517	$41,802	19.5%
Digital	176,042	155,532	20,510	13.2%
Total revenues before reimbursable expenses	$432,361	$370,049	$62,312	16.8%
Revenues before reimbursable expenses increased $62.3 million, or 16.8%, to $432.4 million for the third quarter of 2025 from $370.0 million for the third quarter of 2024. The overall increase in revenues before reimbursable expenses reflects strengthened demand for our Consulting and Managed Services capabilities and our Digital capabilities across all segments. The increase includes $28.3 million of incremental revenues before reimbursable expenses from our acquisitions completed since the third quarter of 2024. Excluding the $28.3 million of incremental revenues before reimbursable expenses from our acquisitions and $3.4 million of revenues before reimbursable expenses in the third quarter of 2024 generated by the Studer Education business, which we divested at the end of 2024, revenues before reimbursable expenses grew 10.2% organically. Additional information on our revenues before reimbursable expenses by segment follows.
•Healthcare revenues before reimbursable expenses increased $36.4 million, or 19.9%, driven by strengthened demand for our performance improvement, financial advisory, revenue cycle managed services, and strategy and innovation solutions within our Consulting and Managed Services capability and our technology and analytics services within our Digital capability. These increases in demand were partially offset by a decrease in revenues before reimbursable expenses due to the divestiture of our Studer Education practice in the fourth quarter of 2024. The Studer Education business generated $3.4 million of revenues before reimbursable expenses in the third quarter of 2024. Revenues before reimbursable expenses in the third quarter of 2025 included $6.5 million of incremental revenues from our acquisitions of Eclipse Insights and AXIA Consulting.
The number of revenue-generating professionals, excluding Managed Services professionals, within our Healthcare segment grew 17.1% to 1,428 as of September 30, 2025, compared to 1,219 as of September 30, 2024. Our acquisition of Eclipse Insights in June 2025 added approximately 40 revenue-generating professionals.
•Education revenues before reimbursable expenses increased $8.4 million, or 6.9%, driven by strengthened demand for our strategy and operations and research solutions within our Consulting and Managed Services capability and our software products within our Digital capability. Revenues before reimbursable expenses in the third quarter of 2025 included $2.2 million of incremental revenues from our acquisitions of Advancement Resources, AXIA Consulting, and Halpin.
The number of revenue-generating professionals within our Education segment, excluding Managed Services professionals, grew 3.4% to 1,166 as of September 30, 2025, compared to 1,128 as of September 30, 2024. Our acquisitions of Advancement Resources and Halpin in March 2025 added approximately 30 revenue-generating professionals.
•Commercial revenues before reimbursable expenses increased $17.5 million, or 26.6%, which reflects $19.6 million of incremental revenues before reimbursable expenses from our acquisitions of AXIA Consulting, Treliant, and WP&C and continued strength in demand for our technology and analytics services within our Digital capability; partially offset by a decrease in demand for our financial advisory solutions within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Commercial segment, the majority of which provide services across all of our industries, grew 20.2% to 2,650 as of September 30, 2025, compared to 2,204 as of September 30, 2024. Our acquisition of AXIA Consulting in December 2024 added approximately 130 revenue-generating professionals, and the acquisitions of Treliant and WP&C in the third quarter of 2025 added approximately 210 revenue-generating professionals.

Operating Expenses
Operating expenses for the third quarter of 2025 increased $55.6 million, or 16.6%, over the third quarter of 2024.
Operating expenses and operating expenses as a percentage of revenues before reimbursable expenses were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues before reimbursable expenses)	Three Months Ended September 30,				Increase / (Decrease)
	2025		2024
Direct costs	$288,803	66.8%	$247,849	67.0%	$40,954
Reimbursable expenses	8,923	2.1%	8,135	2.2%	788
Selling, general and administrative expenses	81,296	18.8%	70,375	19.0%	10,921
Other gains, net	—	—%	(173)	—%	173
Restructuring charges	3,521	0.8%	3,137	0.8%	384
Depreciation and amortization	8,741	2.0%	6,321	1.7%	2,420
Total operating expenses	$391,284	90.5%	$335,644	90.7%	$55,640
Direct Costs
Direct costs increased $41.0 million, or 16.5%, to $288.8 million for the third quarter of 2025 from $247.8 million for the third quarter of 2024. The $41.0 million increase primarily related to a $34.2 million increase in compensation costs for our revenue-generating professionals, a $3.9 million increase in contractor expenses, and a $1.3 million increase in technology costs. The increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to a $26.4 million increase in salaries and related expenses, driven by increased headcount and annual salary increases that went into effect in the first quarter of 2025, a $5.3 million increase in performance bonus expense, a $1.4 million increase in share-based compensation expense, and a $1.1 million increase in signing, retention and other bonus expense. As a percentage of revenues before reimbursable expenses, direct costs decreased to 66.8% during the third quarter of 2025, compared to 67.0% during the third quarter of 2024. This decrease was primarily due to revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals; partially offset by an increase in contractor expenses, as a percentage of revenues before reimbursable expenses.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.9 million, or 15.5%, to $81.3 million in the third quarter of 2025 from $70.4 million in the third quarter of 2024. The $10.9 million increase includes a $4.4 million increase in compensation costs for our support personnel; a $2.0 million increase in software and data hosting expenses; a $1.5 million increase in third-party professional fees; a $0.9 million increase in legal expenses; and a $0.8 million increase in promotion and marketing expenses. The $4.4 million increase in compensation costs for our support personnel was primarily driven by a $3.3 million increase in salaries and related expenses. As a percentage of revenues before reimbursable expenses, selling, general and administrative expenses decreased to 18.8% during the third quarter of 2025, compared to 19.0% during the third quarter of 2024, which was primarily due to revenue growth that outpaced the increase in compensation costs for our support personnel; partially offset by an increase in third-party professional fees, as a percentage of revenues before reimbursable expenses.
Other Gains, Net
Other gains, net totaled $0.2 million in the third quarter of 2024 and consisted of remeasurement gains to decrease the fair value of our contingent consideration liabilities related to business combinations. There were no other losses or gains recognized in the third quarter of 2025.
See Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.

Restructuring Charges
Restructuring charges for the third quarter of 2025 were $3.5 million, compared to $3.1 million for the third quarter of 2024. The $3.5 million of restructuring charges recognized in the third quarter of 2025 included $1.6 million of severance-related expenses; $1.1 million of accelerated depreciation and amortization on the related fixed assets and right-of-use operating lease assets recognized when we exited our office space in Pensacola, Florida in the third quarter of 2025; and $0.8 million of rent and related expenses, net of sublease income, for our previously vacated office spaces.
The $3.1 million of restructuring charges recognized in the third quarter of 2024 included $1.3 million of severance-related expenses; a $1.2 million non-cash impairment charge on the related right-of-use operating lease asset and fixed assets for a portion of our New York, New York office space that we exited during the third quarter of 2024; and $0.6 million of rent and related expenses, net of sublease income, for our previously vacated office spaces.
Depreciation and Amortization
Depreciation and amortization expense increased $2.4 million, or 38.3%, to $8.7 million in the third quarter of 2025, compared to $6.3 million in the third quarter of 2024. The $2.4 million increase in depreciation and amortization expense was primarily attributable to increases in amortization of intangible assets acquired in business acquisitions and internally developed software.
Operating Income
Operating income increased $7.6 million, or 17.8%, to $50.0 million in the third quarter of 2025 from $42.4 million in the third quarter of 2024. Operating margin, which is defined as operating income expressed as a percentage of revenues before reimbursable expenses was 11.6% for the three months ended September 30, 2025, compared to 11.5% for the three months ended September 30, 2024.
Operating income and operating margin for each of our segments as well as unallocated corporate expenses were as follows:

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended September 30,				Increase / (Decrease)
	2025		2024
Healthcare	$67,757	30.9%	$49,651	27.1%	$18,106
Education	$33,233	25.7%	$29,158	24.1%	$4,075
Commercial	$13,659	16.4%	$16,144	24.5%	$(2,485)

Unallocated Corporate Expenses (in thousands)
Unallocated corporate expenses	$56,549		$46,821		$9,728
•Healthcare operating income increased $18.1 million, or 36.5%, primarily due to the increase in revenues before reimbursable expenses, as well as a decrease in salaries and related expenses for our support personnel; partially offset by increases in compensation costs for our revenue-generating professionals and contractor expenses. The increase in compensation costs for our revenue-generating professionals was driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2025, as well as increases in performance bonus expense, share-based compensation expense, and signing, retention and other bonus expense. Healthcare operating margin increased to 30.9% from 27.1% primarily due to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and the decrease in salaries and related expenses for our support personnel.
•Education operating income increased $4.1 million, or 14.0%, primarily due to the increase in revenues before reimbursable expenses; partially offset by increases in compensation costs for our revenue-generating professionals and support personnel, amortization of internally developed software, contractor expenses, and product and event costs. The increase in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2025, as well as an increase in share-based compensation expense for our revenue-generating professionals. Education operating margin increased to 25.7% from 24.1% primarily driven by revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals; partially offset by increases in amortization of internally developed software, product and event costs, contractor expenses, and compensation costs for our support personnel, as percentages of revenues before reimbursable expenses.
•Commercial operating income decreased $2.5 million, or 15.4%, primarily due to increases in compensation costs for our revenue-generating professionals and support personnel and contractor expenses; partially offset by the increase in revenues before reimbursable expense. The increase in compensation costs was primarily due to the increased headcount, driven by our acquisitions of AXIA Consulting and Treliant, and annual salary increases that went into effect in the first quarter of 2025. Commercial operating margin decreased to 16.4% from 24.5% primarily due to the increases in salaries and related expenses for our revenue-generating professionals and contractor expenses, as percentages of revenues before reimbursable expenses; partially offset by revenue growth that outpaced the increase in performance bonus expense for our revenue-generating professionals and a decrease in share-based compensation expense for our revenue-generating professionals.
•Unallocated corporate expenses increased $9.7 million, or 20.8%, primarily due to increases in compensation costs for our support personnel, software and data hosting expenses, legal expenses, and third-party professional fees. The increase in compensation costs for our support personnel was primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2025. The increases in legal expenses and third-party professional fees were primarily driven by professional fees for our programmatic acquisition activity.
Other Income (Expense), Net
Interest expense, net of interest income increased $4.2 million to $11.0 million in the third quarter of 2025 from $6.8 million in the third quarter of 2024, which was primarily attributable to higher levels of borrowing and higher interest rates under our senior secured credit facility during the third quarter of 2025 compared to the third quarter of 2024. See “Liquidity and Capital Resources” below and Note 8 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income, net totaled $3.7 million in the third quarter of 2025, compared to $1.9 million in the third quarter of 2024. In the third quarter of 2025, we recognized a $2.6 million gain for the market value of our deferred compensation investments and $1.1 million of foreign currency transaction gains. In the third quarter of 2024, we recognized a $2.2 million gain for the market value of our deferred compensation investments and $0.3 million of foreign currency transaction losses. The change in the market value of our investments that are used to fund our deferred compensation liability are offset with deferred compensation expense which is recognized as a component of selling, general and administrative expenses on our consolidated statements of operations. See Note 10 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our foreign exchange forward contracts.
Income Tax Expense
For the three months ended September 30, 2025, our effective tax rate was 28.7% as we recognized income tax expense of $12.2 million on income of $42.6 million. The effective tax rate of 28.7% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible expense items.
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
Net Income and Earnings per Share
Net income increased $3.3 million, or 12.0%, to $30.4 million for the three months ended September 30, 2025 from $27.1 million for the same period last year. As a result of the increase in net income and a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, diluted earnings per share for the third quarter of 2025 increased to $1.71 from $1.47 for the third quarter of 2024.
EBITDA and Adjusted EBITDA
EBITDA increased $11.7 million, or 23.0%, to $62.6 million for the third quarter of 2025 from $50.9 million for the third quarter of 2024. The increase in EBITDA was primarily attributable to the increases in Healthcare and Education segment operating income, excluding segment depreciation and amortization; partially offset by the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability, and the decrease in Commercial segment operating income, excluding segment depreciation and amortization.
Adjusted EBITDA increased $12.6 million, or 22.9%, to $67.4 million in the third quarter of 2025 from $54.9 million in the third quarter of 2024. The increase in adjusted EBITDA was primarily attributable to the increases in Healthcare and Education segment operating income, excluding segment depreciation and amortization and segment restructuring charges; partially offset by the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability and transaction-related expenses, and the decrease in Commercial segment operating income, excluding segment depreciation and amortization and segment restructuring charges.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $6.3 million, or 20.3%, to $37.4 million in the third quarter of 2025, compared to $31.1 million in the third quarter of 2024. As a result of the increase in adjusted net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, adjusted diluted earnings per share increased to $2.10 for the third quarter of 2025 compared to $1.68 for the third quarter of 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenues before Reimbursable Expenses
Revenues before reimbursable expenses by segment and capability for the nine months ended September 30, 2025 and 2024 were as follows:

Revenues before Reimbursable Expenses (in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2025	2024	$	%
Segment:
Healthcare	$615,853	$553,976	$61,877	11.2%
Education	381,473	355,384	26,089	7.3%
Commercial	233,230	188,304	44,926	23.9%
Total revenues before reimbursable expenses	$1,230,556	$1,097,664	$132,892	12.1%

Capability:
Consulting and Managed Services	$709,362	$634,415	$74,947	11.8%
Digital	521,194	463,249	57,945	12.5%
Total revenues before reimbursable expenses	$1,230,556	$1,097,664	$132,892	12.1%
Revenues before reimbursable expenses increased $132.9 million, or 12.1%, to $1.23 billion for the first nine months of 2025 from $1.10 billion for the first nine months of 2024. The overall increase in revenues before reimbursable expenses reflects continued strength in demand for our Consulting and Managed Services capabilities within our Healthcare and Education segments and our Digital capabilities within our Commercial and Education segments. The increase includes $58.7 million of incremental revenues before reimbursable expenses from our acquisitions completed since the first quarter of 2024. These increases were partially offset by decreases in demand for our Consulting and Managed Services capability within our Commercial segment and our Digital capability within our Healthcare segment. Excluding the $58.7 million of incremental revenues before reimbursable expenses from our acquisitions and $10.3 million of revenues before reimbursable expenses in the first nine months of 2024 generated by the Studer Education business, which we divested at the end of 2024, revenues before reimbursable expenses grew 7.8% organically. Additional information on our revenues before reimbursable expenses by segment follows.
•Healthcare revenues before reimbursable expenses increased $61.9 million, or 11.2%, driven by continued strength in demand for our performance improvement, financial advisory, revenue cycle managed services, and strategy and innovation solutions within our Consulting and Managed Services capability. These increases were partially offset by a decrease in revenues before reimbursable expenses due to the divestiture of our Studer Education practice in the fourth quarter of 2024 and a decrease in revenues before reimbursable expenses for our technology and analytics services within our Digital capability. The Studer Education business generated $10.3 million of revenues before reimbursable expenses in the first nine months of 2024. Revenues before reimbursable expenses in the first nine months of 2025 included $7.2 million of incremental revenues from our acquisitions of Eclipse Insights and AXIA Consulting.
The number of revenue-generating professionals, excluding Managed Services professionals, within our Healthcare segment grew 17.1% to 1,428 as of September 30, 2025, compared to 1,219 as of September 30, 2024. Our acquisition of Eclipse Insights in June 2025 added approximately 40 revenue-generating professionals.
•Education revenues before reimbursable expenses increased $26.1 million, or 7.3%, driven by strengthened demand for our strategy and operations and research solutions within our Consulting and Managed Services capability and our software products and technology and analytics services within our Digital capability, as well as $8.3 million of incremental revenues before reimbursable expenses from our acquisitions of Advancement Resources, GG+A, AXIA Consulting, and Halpin.
The number of revenue-generating professionals within our Education segment, excluding Managed Services professionals, grew 3.4% to 1,166 as of September 30, 2025, compared to 1,128 as of September 30, 2024. Our acquisitions of Advancement Resources and Halpin in March 2025 added approximately 30 revenue-generating professionals.
•Commercial revenues before reimbursable expenses increased $44.9 million, or 23.9%, which reflects $43.1 million of incremental revenues before reimbursable expenses from our acquisitions of AXIA Consulting, Treliant, and WP&C and continued strength in demand for our technology and analytics services within our Digital capability. These increases were partially offset by decreases in demand for our financial advisory and strategy and innovation solutions within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Commercial segment, the majority of which provide services across all of our industries, grew 20.2% to 2,650 as of September 30, 2025, compared to 2,204 as of September 30, 2024. Our acquisition of AXIA Consulting in December 2024 added approximately 130 revenue-generating professionals, and the acquisitions of Treliant and WP&C in the third quarter of 2025 added approximately 210 revenue-generating professionals.

Operating Expenses
Operating expenses for the first nine months of 2025 increased $128.1 million, or 12.8%, over the first nine months of 2024.
Operating expenses and operating expenses as a percentage of revenues before reimbursable expenses were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues before reimbursable expenses)	Nine Months Ended September 30,				Increase / (Decrease)
	2025		2024
Direct costs	$835,874	67.9%	$749,757	68.3%	$86,117
Reimbursable expenses	26,618	2.2%	25,146	2.3%	1,472
Selling, general and administrative expenses	238,147	19.4%	214,485	19.5%	23,662
Other gains, net	(71)	—%	(14,522)	(1.3)%	14,451
Restructuring charges	5,419	0.4%	7,530	0.7%	(2,111)
Depreciation and amortization	22,807	1.9%	18,326	1.7%	4,481
Total operating expenses	$1,128,794	91.7%	$1,000,722	91.2%	$128,072
Direct Costs
Direct costs increased $86.1 million, or 11.5%, to $835.9 million for the first nine months of 2025 from $749.8 million for the first nine months of 2024. The $86.1 million increase primarily related to a $72.3 million increase in compensation costs for our revenue-generating professionals, a $9.2 million increase in contractor expenses, a $2.7 million increase in technology costs, and a $1.6 million increase in project costs. The increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to a $58.3 million increase in salaries and related expenses driven by increased headcount and annual salary increases that went into effect in the first quarter of 2025, a $10.0 million increase in performance bonus expense, a $2.5 million increase in signing, retention and other bonus expense, and a $1.5 million increase in share-based compensation expense. As a percentage of revenues before reimbursable expenses, direct costs decreased to 67.9% during the first nine months of 2025, compared to 68.3% during the first nine months of 2024. This decrease was primarily due to revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals; partially offset by an increase in contractor expenses, as a percentage of revenues before reimbursable expenses.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $23.7 million, or 11.0%, to $238.1 million in the first nine months of 2025 from $214.5 million in the first nine months of 2024. The $23.7 million increase includes an $11.8 million increase in compensation costs for our support personnel, a $5.5 million increase in software and data hosting expenses, a $2.5 million increase in third-party professional fees, a $2.2 million increase in promotion and marketing expenses, and a $1.5 million increase in severance expenses; partially offset by a $2.7 million decrease in bad debt expense, and a $1.4 million decrease in legal expenses. The $11.8 million increase in compensation costs for our support personnel was driven by a $9.7 million increase in salaries and related expenses and a $2.4 million increase in performance bonus expense. As a percentage of revenues before reimbursable expenses, selling, general and administrative expenses decreased to 19.4% during the first nine months of 2025, compared to 19.5% during the first nine months of 2024, which was primarily due to revenue growth that outpaced the increase in compensation costs for our support personnel; largely offset by an increase in software and data hosting expenses, as a percentage of revenues before reimbursable expenses.
Other Gains, Net
Other gains, net totaled $0.1 million in the first nine months of 2025 and $14.5 million in the first nine months of 2024. The $0.1 million of other gains, net in the first nine months of 2025 consisted of a remeasurement gain to decrease the fair value of a contingent consideration liability related to a business combination. The $14.5 million of other gains, net in the first nine months of 2024 primarily consisted of a $15.0 million pre-tax litigation settlement gain for a completed legal matter in which Huron was the plaintiff.
See Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.

Restructuring Charges
Restructuring charges for the first nine months of 2025 were $5.4 million, compared to $7.5 million for the first nine months of 2024. The $5.4 million of restructuring charges recognized in the first nine months of 2025 primarily consisted of $1.9 million rent and related expenses, net of sublease income, for our previously vacated office spaces; $1.7 million of severance-related expenses; $1.1 million of accelerated depreciation and amortization on the related fixed assets and right-of-use operating lease assets recognized when we exited our office space in Pensacola, Florida; and a $0.7 million non-cash lease impairment charge driven by updated sublease assumptions for a previously vacated office space.
The $7.5 million of restructuring charges recognized in the first nine months of 2024 included $2.3 million of severance-related expenses; $1.7 million of rent and related expenses, net of sublease income, for previously vacated office spaces; a $1.4 million non-cash lease impairment charge on the right-of-use operating lease asset and fixed assets of the exited office space previously occupied by GG+A; a $1.2 million non-cash impairment charge on the related right-of-use operating lease asset and fixed assets for a portion of our New York, New York office space that we exited during the third quarter of 2024; and $0.8 million related to non-cash lease impairment charges driven by updated sublease assumptions for our previously vacated office spaces.
Depreciation and Amortization
Depreciation and amortization expense increased $4.5 million, or 24.5%, to $22.8 million for the first nine months of 2025, compared to $18.3 million for the first nine months of 2024. The $4.5 million increase in depreciation and amortization expense was primarily attributable to increases in amortization of intangible assets acquired in business acquisitions and internally developed software.
Operating Income
Operating income increased $6.6 million, or 5.4%, to $128.4 million in the first nine months of 2025 from $121.8 million in the first nine months of 2024. Operating margin, which is defined as operating income expressed as a percentage of revenues before reimbursable expenses, decreased to 10.4% for the first nine months of 2025, compared to 11.1% for the first nine months of 2024.
Operating income and operating margin for each of our segments as well as unallocated corporate expenses were as follows:

Segment Operating Income (in thousands, except operating margin percentages)	Nine Months Ended September 30,				Increase / (Decrease)
	2025		2024
Healthcare	$183,724	29.8%	$147,591	26.6%	$36,133
Education	$88,622	23.2%	$81,906	23.0%	$6,716
Commercial	$37,462	16.1%	$39,198	20.8%	$(1,736)

Unallocated Corporate Expenses (in thousands)
Unallocated corporate expenses	$163,201		$143,386		$19,815
•Healthcare operating income increased $36.1 million, or 24.5%, primarily due to the increase in revenues before reimbursable expenses, as well as decreases in salaries and related expenses for our support personnel, bad debt expense, and practice administration and meeting expenses; partially offset by increases in compensation costs for our revenue-generating professionals, technology costs, and contractor expenses. The increases in compensation costs for our revenue-generating professionals were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2025, as well as increases in performance bonus expense, share-based compensation expense, and signing, retention and other bonus expense. Healthcare operating margin increased to 29.8% from 26.6% primarily due to revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and the decrease in salaries and related expenses for our support personnel.
•Education operating income increased $6.7 million, or 8.2%, primarily due to the increase in revenues before reimbursable expenses; partially offset by increases in compensation costs for our revenue-generating professionals and support personnel, amortization of internally developed software, contractor expenses, practice administration and meeting expenses, project costs, and promotion and marketing expenses. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2025. Education operating margin increased to 23.2% from 23.0% primarily due to revenue growth that outpaced the compensation costs for our revenue-generating professionals; largely offset by the increases in compensation costs for our support personnel, amortization of internally developed software, contractor expenses, and practice administration and meeting expenses, as percentages of revenues before reimbursable expenses.
•Commercial operating income decreased $1.7 million, or 4.4%, primarily due to increases in compensation costs for our revenue-generating professionals and support personnel and contractor expenses; largely offset by the increase in revenues before reimbursable expense. The increase in compensation costs for our revenue-generating professionals and support personnel was primarily due to the increased headcount, driven by our acquisitions of AXIA Consulting and Treliant, and annual salary increases that went into effect in the first quarter of 2025, as well as increases in performance bonus expense and signing, retention and other bonus expense for our revenue-generating professionals; partially offset by a decrease in share-based compensation expense for our revenue-generating professionals. Commercial operating margin decreased to 16.1% from 20.8% primarily due to the increases in salaries and related expenses for our revenue-generating professionals and contractor expenses, as percentages of revenues before reimbursable expenses; partially offset by revenue growth that outpaced the increase in performance bonus expense for our revenue-generating professionals.
•Unallocated corporate expenses increased $19.8 million, or 13.8%, primarily due to increases in compensation costs for our support personnel, software and data hosting expenses, third-party professional fees, and practice administration and meeting expenses; partially offset by a decrease in legal expenses. The increase in compensation costs for our support personnel was primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2025, as well as an increase in performance bonus expense.
Other Income (Expense), Net
Interest expense, net of interest income increased $6.0 million to $25.9 million in the first nine months of 2025 from $19.9 million in the first nine months of 2024, which was primarily attributable to higher levels of borrowing and higher interest rates under our senior secured credit facility during the first nine months of 2025 compared to the first nine months of 2024. See “Liquidity and Capital Resources” below and Note 8 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income (expense), net totaled expense of $10.6 million in the first nine months of 2025, compared to income of $5.4 million in the first nine months of 2024. In the first nine months of 2025, we recognized a pre-tax $11.1 million non-cash credit-related impairment charge related to our convertible debt investment in a third-party, and non-cash impairment charges of $5.0 million on our equity investment in a hospital-at-home company; partially offset by a $5.0 million gain recognized for the market value of our investments that are used to fund our deferred compensation liability and $0.4 million of foreign currency transaction gains. In the first nine months of 2024, we recognized a $5.0 million gain for the market value of our deferred compensation investments and $0.3 million of foreign currency transaction gains. The change in the market value of our investments that are used to fund our deferred compensation liability are offset with deferred compensation expense which is recognized as a component of selling, general and administrative expenses on our consolidated statements of operations. See Note 10 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our convertible debt and equity investments. See Note 9 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our foreign exchange forward contracts.
Income Tax Expense
For the nine months ended September 30, 2025, our effective tax rate was 19.0% as we recognized income tax expense of $17.4 million on income of $91.8 million. The effective tax rate of 19.0% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2025. This favorable item was partially offset by the establishment of a valuation allowance for deferred tax assets recorded primarily as the result of the capital loss on our investment in a hospital-at-home company and certain nondeductible expenses.
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

Net Income and Earnings per Share
Net income decreased $8.3 million, or 10.0%, to $74.4 million for the nine months ended September 30, 2025 from $82.6 million for the same period last year, driven by the $11.1 million litigation settlement gain, net of tax, recognized in the second quarter 2024 related to a completed legal matter in which Huron was the plaintiff and the $8.2 million non-cash credit-related impairment charge, net of tax, recognized in the second quarter of 2025 related to our convertible debt investment in a third-party; partially offset by the increases in Healthcare and Education segment operating income. Diluted earnings per share for the nine months ended September 30, 2025 decreased to $4.13 compared to $4.43 for the nine months ended September 30, 2024; driven by the decrease in net income, partially offset by a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan. The non-cash credit-related impairment charge on our convertible debt investment had an unfavorable $0.46 impact on diluted EPS during the first nine months of 2025, while the litigation settlement gain related to a completed legal matter in which Huron was the plaintiff had a favorable $0.59 impact on diluted EPS for the prior year period.
EBITDA and Adjusted EBITDA
EBITDA decreased $4.9 million, or 3.4%, to $141.2 million for the nine months ended September 30, 2025 from $146.1 million for the nine months ended September 30, 2024. The decrease in EBITDA was primarily attributable to the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability; the pre-tax $15.0 million litigation settlement gain recognized in the second quarter of 2024 for a completed legal matter in which Huron was the plaintiff; the pre-tax $11.1 million non-cash credit-related impairment charge recognized in the second quarter of 2025 related to our convertible debt investment in a third-party; and the $5.0 million of non-cash impairment charges recognized on our equity investment in a hospital-at-home company in the first nine months of 2025. These decreases were partially offset by the increases in Healthcare and Education segment operating income, excluding segment depreciation and amortization.
Adjusted EBITDA increased $25.1 million, or 17.4%, to $169.5 million in the first nine months of 2025 from $144.4 million in the first nine months of 2024. The increase in adjusted EBITDA was primarily attributable to the increases in Healthcare and Education segment operating income, excluding segment depreciation and amortization and segment restructuring charges; partially offset by the increase in unallocated corporate expenses, excluding the impacts of the change in the market value of our deferred compensation liability and transaction-related expenses, and the decrease in Commercial segment operating income, excluding segment depreciation and amortization and segment restructuring charges.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $16.9 million, or 19.8%, to $102.1 million in the first nine months of 2025 compared to $85.3 million in the first nine months of 2024. As a result of the increase in adjusted net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, adjusted diluted earnings per share increased to $5.67 for the nine months ended September 30, 2025, compared to $4.57 for the nine months ended September 30, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $23.9 million and $21.9 million at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Nine Months Ended September 30,
Cash Flows (in thousands):	2025	2024
Net cash provided by operating activities	$66,987	$61,704
Net cash used in investing activities	(133,182)	(48,048)
Net cash provided by (used in) financing activities	68,247	(7,315)
Effect of exchange rate changes on cash	(74)	7
Net increase in cash and cash equivalents	$1,978	$6,348
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
Net cash provided by operating activities increased by $5.3 million to $67.0 million for the nine months ended September 30, 2025 from $61.7 million for the nine months ended September 30, 2024. The increase in net cash provided by operating activities was primarily related to an increase in cash collections in the first nine months of 2025; partially offset by an increase in payments for salaries and related expenses for our revenue-generating professionals, an increase in payments for selling, general and administrative expenses, a $15 million litigation settlement received in

2024 for a completed legal matter in which Huron was the plaintiff, an increase in the amount paid for annual performance bonuses in the first quarter of 2025 compared to the first quarter of 2024, and an increase in payments for contractor expenses.
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
Net cash used in investing activities was $133.2 million for the nine months ended September 30, 2025, which primarily consisted of $107.2 million for purchases of businesses; $15.4 million for payments related to internally developed software to advance our Education and Healthcare software products; $7.9 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; and $2.9 million for contributions to our life insurance policies.
Net cash used in investing activities was $48.0 million for the nine months ended September 30, 2024, which primarily consisted of $20.8 million for purchases of businesses; $19.3 million for payments related to internally developed software to advance our Healthcare and Education software products; $6.0 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; and $2.2 million for contributions to our life insurance policies.

We estimate that cash utilized for purchases of property and equipment and software development in 2025 will total approximately $30 million to $35 million; primarily consisting of software development costs, information technology-related equipment to support our corporate infrastructure, and leasehold improvements and furniture and fixtures for certain office locations.
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
Net cash provided by financing activities was $68.2 million for the nine months ended September 30, 2025. The net borrowings of $253.3 million during the first nine months of 2025 were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2025, and our programmatic business acquisitions. The aggregate borrowings and repayments during the first nine months of 2025 include the $400 million term loan proceeds received in the third quarter of 2025 under the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which were used to repay outstanding borrowings under the Third Amended and Restated Credit Agreement (the “Existing Credit Agreement”). In conjunction with the closing of the Amended Credit Agreement, we paid $3.1 million of debt issuance costs. See “Financing Arrangements” below for additional information on the Amended Credit Agreement. Additionally, during the first nine months of 2025, we paid $153.1 million for the settlement of share repurchases and we reacquired $33.0 million of common stock as a result of tax withholdings upon vesting of share-based compensation. These uses of cash for financing activities were partially offset by $4.1 million of cash received from stock option exercises in the first nine months of 2025.
Net cash used in financing activities was $7.3 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we borrowed $682.5 million and made repayments on our borrowings of $563.4 million. The borrowings and repayments during the first nine months of 2024 include the $275.0 million term loan proceeds received in the first quarter of 2024, which were used to repay borrowings under the revolver. The net borrowings of $119.1 million were primarily used to fund our operations including our annual performance bonus payments in the first quarter of 2024. Additionally, during the first nine months of 2024, we paid $104.6 million for the settlement of share repurchases and we reacquired $21.5 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made payments of $1.4 million for debt issuance costs. These uses of cash for financing activities were partially offset by $1.6 million of cash received from stock option exercises in the first nine months of 2024.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the first quarter of 2025. The current authorization extends the share repurchase program through December 31, 2026 with a repurchase amount of $700 million, of which $112.6 million remains available as of September 30, 2025. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.

Financing Arrangements
At September 30, 2025, we had $611.0 million outstanding under the Amended Credit Agreement, as discussed below.
The company has a $700 million senior secured revolving credit facility (the “Revolver”) and a $400 million senior secured term loan facility (the “Term Loan”), subject to the terms of the Amended Credit Agreement, both of which mature on July 30, 2030. The Term Loan is subject to scheduled quarterly amortization payments of $5.0 million which began September 30, 2025 and continue through the maturity date of July 30, 2030, at which time the outstanding principal balance and all accrued interest will be due. The Amended Credit Agreement amended and restated the Existing Credit Agreement in its entirety.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At September 30, 2025 and December 31, 2024, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of September 30, 2025 was 2.30 to 1.00, compared to 1.39 to 1.00 as of December 31, 2024. Our Consolidated Interest Coverage Ratio as of September 30, 2025 was 8.86 to 1.00, compared to 10.50 to 1.00 as of December 31, 2024.
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
Borrowings outstanding under the Amended Credit Agreement at September 30, 2025 totaled $611.0 million, consisting of $216.0 million outstanding under the Revolver and $395.0 million outstanding under the Term Loan.
Borrowings outstanding under the Existing Credit Agreement at December 31, 2024 totaled $357.7 million, consisting of $93.0 million outstanding under the senior secured revolving credit facility of the Existing Credit Agreement and $264.7 million outstanding under the senior secured term loan facility of the Existing Credit Agreement.
These borrowings carried a weighted average interest rate of 5.6% at September 30, 2025 and 4.7% at December 31, 2024, including the impact of the interest rate swaps described in Note 10 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements.
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At September 30, 2025, we had outstanding letters of credit totaling $0.4 million, which are used as security deposits for our office facilities. As of September 30, 2025, the unused borrowing capacity under the Revolver was $483.6 million.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies and estimates are those policies and estimates that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies and estimates are important, we believe that there are five accounting policies and estimates that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2025.
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
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our senior secured credit facility. At our option, these borrowings bear interest at one, three or six month Term SOFR or an alternate base rate, in each case plus the applicable margin. At September 30, 2025, we had borrowings outstanding under the Amended Credit Agreement totaling $611.0 million that carried a weighted average interest rate of 5.6%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $3.6 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2024, we had borrowings outstanding under the Existing Credit Agreement totaling $357.7 million that carried a weighted average interest rate of 4.7% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $1.1 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of both September 30, 2025 and December 31, 2024, the aggregate notional amount of our forward interest rate swap agreements was $250.0 million. The outstanding interest rate swap agreements as of September 30, 2025 are scheduled to mature on a staggered basis through February 28, 2030.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates associated with our operations in India and Canada. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses and our translation risk related to our USD-denominated intercompany receivables in Canada by entering into foreign exchange forward contracts.
Indian Rupee Forward Contracts: As of September 30, 2025 and December 31, 2024, the aggregate notional amounts of these contracts were Indian Rupee (INR) 1.45 billion, or $16.3 million, and Indian Rupee (INR) 1.40 billion, or $16.3 million, respectively, based on the exchange rates in effect as of each period end. The outstanding foreign exchange forward contracts as of September 30, 2025 are scheduled to mature monthly through August 31, 2026.
Canadian Dollar Forward Contracts: As of September 30, 2025, the notional amount of our outstanding Canadian Dollar forward contract was $25.0 million which is scheduled to settle on December 31, 2025. We had no outstanding Canadian Dollar forward contracts as of December 31, 2024.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign exchange forward contract portfolio. The sensitivity of the portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the derivatives and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the USD to INR and USD to CAD exchange rates would have an immaterial impact on the fair value of our derivative instruments as of September 30, 2025 and December 31, 2024.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. To the extent any decrease in fair value is the result of a credit impairment - calculated as the difference between the present value of expected cash flows to be generated from the investment and the cost basis, limited to the difference between the fair value and cost basis - such credit impairment charge is recorded to other income (expense), net in our consolidated statement of operations. As of September 30, 2025, the fair value of the investment was $32.8 million with a total cost basis of $40.9 million. The fair value of $32.8 million as of September 30, 2025 includes a non-cash credit-related impairment charge of $11.1 million. At December 31, 2024, the fair value of the investment was $62.3 million, with a total cost basis of $40.9 million.The decrease in fair value in the first nine months of 2025 was driven by a decrease in the projected cash flows of Shorelight, which reflects the current federal regulatory environment in which Shorelight operates.
We have an equity investment in a privately-held hospital-at-home company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. As of September 30, 2025 and December 31, 2024, the carrying value of the investment was $2.4 million and $7.4 million, respectively, with a total cost basis of $5.0 million. In the first quarter of 2025, we recognized a non-cash impairment charge of $4.2 million on our investment based on the valuation anticipated from the hospital-at-home company's merger with a third-party. Upon the completion of the merger in the second quarter of 2025, we recognized an additional $0.8 million non-cash impairment charge based on the final valuation utilized in the merger. The non-cash impairment charges were recorded to other income (expense), net in our consolidated statement of operations.

Refer to Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on these investments.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On September 1, 2025, as partial consideration for our acquisition of WP&C, we issued 47,625 shares of our common stock, par value $0.01 per share, with an aggregate value of $6.2 million. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2025, we reacquired 3,413 shares of common stock with a weighted average fair market value of $136.87 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the first quarter of 2025. The current authorization extends the share repurchase program through December 31, 2026 with a repurchase amount of $700 million, of which $112.6 million remains available as of September 30, 2025. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.

The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2025 - July 31, 2025	3,785	$136.12	500	$131,251,369
August 1, 2025 - August 31, 2025	146,142	$127.78	146,014	$112,589,326
September 1, 2025 - September 30, 2025	—	N/A	—	$112,589,326
Total	149,927	$127.99	146,514
(1)The number of shares repurchased included 3,285 shares in July 2025 and 128 shares in August 2025 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers

During the third quarter of 2025, none of our officers or directors adopted, modified, or terminated contracts, instructions or written plans for the sale or purchase of our securities intended to satisfy the affirmative defense condition of Rule 10b5-1(c) or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Huron Consulting Group Inc.
(Registrant)

Date:	October 28, 2025	/s/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer