Form 10-K
period 2025-12-31
Huron Consulting Group Inc.
filed 2026-02-24
CIK 1289848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,326,000,000.
As of February 17, 2026, 16,922,924 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission within 120 days after the end of its fiscal year are incorporated by reference into Part III.

HURON CONSULTING GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2025

FORWARD-LOOKING STATEMENTS
In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Huron,” “company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Annual Report on Form 10-K that are not historical in nature, including those concerning the company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “continues,” “goals,” “guidance,” or “outlook,” or similar expressions. These forward-looking statements reflect current expectations about future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the necessary number of revenue-generating professionals; inability to expand or adjust our service offerings in response to market demands; the company's dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn or volatility in market conditions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. “Risk Factors,” that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. The company disclaims any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
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
We are headquartered in Chicago, Illinois, with additional locations in the United States and abroad in Canada, France, India, Poland, Singapore, Switzerland and the United Kingdom.
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
•Rapidly Growing Global Digital Capability: As data, technology and artificial intelligence (“AI”) evolve across industries, Huron’s ability to provide a broad portfolio of digital offerings that support the strategic and operational needs of its clients globally is at the foundation of the Company’s strategy. Huron will continue to advance its integrated digital platform to support its strong growth trajectory.
•Solid Foundation for Margin Expansion: The Company continues to be well-positioned to further achieve margin expansion as well as strong annual adjusted diluted earnings per share growth. We are committed to operating income margin expansion by growing the areas of the business that provide the most attractive returns, improving our pricing realization and the operational efficiency of our delivery for clients, utilizing our global delivery platform across regions, and scaling our selling, general, and administrative expenses as we grow.
•Strong Balance Sheet and Cash Flows: A resilient, flexible balance sheet is the foundation of our financial strength, and strong free cash flows have and will continue to be the hallmark of Huron’s business model. The Company is committed to deploying capital in a strategic and balanced way, including returning capital to shareholders and executing strategic, tuck-in acquisitions while prudently managing our leverage ratio.
OUR SERVICES AND PRODUCTS
We provide our services and products and manage our business under three operating segments - Healthcare, Education, and Commercial - which aligns our business by industry. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services, industrials and manufacturing, energy and utilities, and the public sector. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital, which are methods by which we deliver our services and products.
Operating Industries
For the year ended December 31, 2025, we derived 50%, 30% and 20% of our consolidated revenues before reimbursable expenses from our Healthcare, Education and Commercial operating segments, respectively.
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; the federal health system; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our healthcare-focused consulting and managed services offerings include financial and operational performance improvement consulting, which spans revenue cycle, business operations and care delivery transformation; organizational transformation; revenue cycle managed services and outsourcing; financial and capital advisory consulting; and strategy and innovation consulting. Our healthcare-focused digital services span technology and analytic-related services, including core systems of record, such as enterprise health record (“EHR”), enterprise resource planning (“ERP”), enterprise performance management (“EPM”), and customer relationship management (“CRM”) systems; data management, AI and automation; technology managed services; and payor core administration systems. We also have a portfolio of software products we deliver to the healthcare industry. In June 2025, we enhanced our consulting offerings through the acquisition of Eclipse Insights LLC (“Eclipse Insights”), a leading provider of revenue cycle solutions. In November 2025, we acquired the consulting services division of AXIOM Systems Consulting Services, Inc. (“AXIOM”) to strengthen our digital-focused payor offerings.
•Education
Our Education segment serves public and private colleges and universities, research institutes, not-for-profit organizations and other education-related organizations. Our education and research-focused consulting and managed services offerings include our research-focused consulting and managed services; our strategy and operations consulting services, which span finance, accounting, operations and athletics to organization and talent strategy and student and academic strategy; and our advancement and fundraising consulting services, which were bolstered by the acquisition of Grenzebach Glier and Associates (“GG+A”) in March of 2024 and Advancement Resources and Halpin Parnership Limited (“Halpin”) in March 2025. Our education and research-focused digital offerings span technology and analytic-related services, including core systems of record, such as student information, ERP, EPM, and CRM systems; data management, AI and automation; and technology managed services. Our education and research-focused product offerings include our Huron Research Suite, the leading software suite designed to facilitate and improve research administration service delivery and compliance.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with seven primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, the chief risk officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, industrials and manufacturing, and energy and utilities industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and retail. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, financial and capital advisory (special situation advisory and corporate finance advisory) consulting services, regulatory compliance and risk management consulting and managed services, strategy and innovation consulting services, and financial and operational performance improvement consulting services. In the third quarter of 2025, we bolstered our Commercial consulting offerings through the acquisitions of TVG-Treliant Holdings, LLC (“Treliant”), a global financial services consulting and managed services firm, and Wilson Perumal and Company, Inc. (“WP&C”), a leading strategy and operations consulting firm specializing in driving operational efficiency and improved growth and profitability.
Capabilities
Within each of our operating segments, we provide our offerings under two principal capabilities: i) Consulting and Managed Services and ii) Digital.
•Consulting and Managed Services
Our Consulting and Managed Services capabilities represent our management consulting services, managed services (excluding technology-related managed services) and outsourcing services delivered across industries. Our Consulting and Managed Services experts help our clients address a variety of strategic, operational, financial, people and organizational-related challenges. These services are often combined with technology, analytic, and data- and AI-driven solutions powered by our Digital capability to support long-term relationships with our clients and drive lasting impact. Examples include the areas of revenue cycle management and research administration managed services and outsourcing at our healthcare, education and research-focused clients, where our projects are often coupled with our digital services and product offerings and management consulting services to sustain improved performance.
•Digital
Our Digital capabilities represent our technology and analytics services, including technology-related managed services, and software products delivered across industries. Our Digital experts help clients address a variety of business challenges, including, but not limited to, the design and implementation of technologies to accelerate transformation, facilitate data-driven decision making, operate more efficiently by leveraging AI- and automation-enabled workflows, and improve customer and employee experiences. We have invested organically and inorganically to expand our Digital offerings, which now span beyond core systems of record, such as ERP systems, into a broader set of administrative systems, including supply chain management, industry-specific systems of record and systems of engagement that act as the “digital front door” to an organization. We have grown our data, analytics, AI and automation offerings to deliver a unified and actionable technology ecosystem for our clients.
We have expanded our ecosystem to work with more than 25 technology partners. For example, we are a Leading Modern Oracle Network Partner; a Summit-level consulting partner with Salesforce.com and a Premium Partner with Salesforce.org; a Workday Services, Preferred Channel, Extend, and Application Management Services Partner; a Microsoft Solutions Partner; an Amazon Web Services consulting partner; an Informatica Platinum Partner; and an SAP Concur implementation partner.
We have also grown our proprietary software product portfolio to address our clients' challenges with solutions that expand our base of recurring revenue and further differentiate our consulting, digital and managed services offerings. Our product portfolio bundles our deep industry expertise and unique intellectual property together to serve our clients outside of our traditional consulting offerings. Our product portfolio includes, among others: Huron Research Suite, the leading software suite designed to facilitate and improve research administration service delivery and compliance; Huron Intelligence™ Rounding, the #1 ranked Digital Rounding solution in the 2025 Best in KLAS® report; and Huron Intelligence™ Analytic Suite in Healthcare, a predictive analytics suite to improve care delivery while lowering costs.
OUR CLIENTS AND INDUSTRIES
We provide services to both financially sound organizations and organizations in transition across industries, including healthcare, education, financial services, industrials and manufacturing, energy and utilities, public sector and other commercial industries. Our clients span hospitals, health systems and academic medical centers; colleges, universities and research institutes; banks, asset managers, insurance companies and private equity firms; oil and gas and utilities companies; manufacturing organizations; not-for-profit organizations; and the public sector. In 2025, we served over 2,000 clients and our 10 largest clients accounted for approximately 19% of our consolidated revenues.
HUMAN CAPITAL RESOURCES AND MANAGEMENT
Our people are at the center of Huron’s strategy, and we are committed to providing a workplace where our talented team can thrive both personally and professionally. Success hinges on our ability to attract, engage, develop, reward, and retain highly skilled professionals. The cornerstone of our human capital strategy lies in both our mission-driven approach and an enduring belief that great leaders and engaged coaches cultivate a work environment where team members feel valued, create deep connections, perform meaningful work and see their future with Huron. Our unwavering focus extends across every aspect of the employee journey, from the recruitment phase to post-

employment or retirement. We strive to craft a personalized experience for our employees, empowering them to have a meaningful impact on our clients, communities, and each other.
In 2025, Huron received widespread recognition as an employer of choice. For the fifteenth consecutive year, Consulting Magazine named Huron a “Best Firm to Work For,” acknowledging our strong commitment to our people, our values, our clients and the communities we serve. Additionally, we were recognized by:
•Great Place to Work® in the United States, Canada, India, Singapore, and the U.K.;
•Fortune as one of the “Best Workplaces in Consulting & Professional Services™”;
•Glassdoor as a “Best Place to Work”;
•TIME Magazine as one of “America’s Best Mid-Size Companies”;
•Forbes as one of the “World’s Best Management Consulting Firms,” one of “America’s Best Management Consulting Firms,” and one of “America's Best Employers for Women”;
•U.S. News and World Report as a top company to work for in the Midwest and in the Consulting and Human Resources industry; and
•Vault as a “Top Ranked Internship” across multiple categories, including “Best Consulting Internships,” “Best Internships for Overall Inclusion,” and “Best Internships for Training and Mentoring.”
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
Our People: As of December 31, 2025, our workforce was comprised of approximately 8,610 full-time professionals.
•Our 305 managing directors and principals actively play a pivotal role in serving our clients, acting as strategic business advisors, coaches, and industry experts and collaborating with organizations and their leaders to tackle complex business challenges. Managing directors and principals lead our revenue-generating sales and client service efforts, innovation and the development of our intellectual capital; foster the growth of our people; and act as stewards of our organizational culture. Together, our managing directors and principals contribute significantly to our market reputation, addressing clients' challenges and ensuring the highest quality delivery of our engagements. In addition to the responsibilities listed above, our managing directors' primary focus is on propelling our business growth by selling our portfolio of offerings to generate revenue streams from both new and existing clients.
•Senior directors, directors, senior managers and managers are primarily focused on managing day-to-day client relationships and our engagement teams while overseeing the delivery and quality of our work as well as developing our people and nurturing our collaborative culture.
•Associates and analysts focus on meeting client commitments by gathering and organizing data, conducting detailed analyses, crafting materials that synthesize information to support our recommendations, and implementing financial, operational, and technology and analytic solutions that execute on the recommendations we provide to clients.
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
Development: We know the ability to advance one’s career, growing both personally and professionally, is critical to employee retention and engagement. To facilitate this advancement, we offer a wide array of learning and development opportunities and experiences that can be tailored to personal needs and applied to individual context. We are committed to creating learning pathways that reflect the specific needs of our global population, engage them in a future at Huron, and enhance our culture of collaboration. We continue to:

•Facilitate a two-day orientation curriculum that ensures a smooth transition for new employees and fosters engagement through leadership-led welcome sessions;
•Offer just-in-time, 1:1 coaching and training opportunities, such as our Coaching at Huron program, that inform and prepare leaders and coaches to excel in moments that matter for our employees;
•Strive to develop world class leaders, guided by our values and leadership principles, by delivering programs and opportunities, such as our Senior Director Cohort, Milestone schools and iLead program, which focus on key leadership behaviors;
•Provide access to a variety of learning opportunities that are offered through multiple modalities to further develop employees’ skills, including technical knowledge, EQ capabilities, team dynamics, and proficiency in coaching and developing others;
•Encourage employees to enhance their professional capabilities through external learning opportunities that certify and validate industry, functional and technical skills; and
•Match employees with internal onboarding stewards, performance coaches, mentors, and, in some cases, sponsors to facilitate their growth and expand their network of support.
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
Engagement: We gauge our employee engagement success through various metrics, including:
•Employee engagement score, which was 83 in 2025 and surpassed the Microsoft Viva Glint Employee Engagement global benchmark of 75;
•Coach quality score, which was 83 in 2025 and above the Microsoft Viva Glint Coach Quality global benchmark of 82; and
•Volunteer hours in our communities, which was nearly 16,600 hours in 2025 and delivered by 48% of our total employee population.
Diverse Culture and Community: Cultivating an environment in which everyone works together, feels included, and has the opportunity to thrive has been a hallmark since our founding. In 2025, we continued to expand our engagement, development and community building efforts to further strengthen the experience of our global and dynamic employee base. Specifically, we:
•Hosted our fourth Amanda Bonser Leadership Summit in both North America and the Asia-Pacific region bringing together colleagues across the enterprise to connect and learn from one another;
•Extended the Working Families and Pride iMatter teams to the Asia-Pacific region to enhance the communities' reach, impact, and ability to create stronger connections;
•Expanded the iMatter Mentorship Program, which is open to all employees, to provide guidance and support for employees through colleague interaction; and
•Continued our Dinner and Dialogue series for our C-Suite to engage with, and learn directly from, small groups represented by our employee resource group (iMatter) teams as a way to build deeper connections.
To learn more about how we continue to execute on our employee and community commitments, refer to our annual Corporate Social Responsibility report, which is available on our investor relations website located at ir.huronconsultinggroup.com.
CORPORATE SOCIAL RESPONSIBILITY
As a mission-driven company, we recognize it is our collective responsibility to actively contribute to a sustainable and brighter future, benefiting our clients, employees, communities and shareholders. We continue to publish an annual report highlighting the actions we have taken globally to strengthen our clients, our communities, and our people. Our Corporate Social Responsibility report reflects our efforts in support of the United Nations Sustainable Development Goals (“SDGs”), that align with our values-driven culture and the work we do for our clients. As an addendum to our Corporate Social Responsibility report, we publish a Sustainability Accounting Standards Board (“SASB”) index in line with SASB’s Professional & Commercial Services standards. Our SASB index provides further quantitative and qualitative information regarding our data security programs, practices and policies, workforce metrics, and our approach to promoting professional integrity and ethical behavior among our workforce, commensurate with best practices for professional services organizations.

For additional information, refer to our annual Corporate Social Responsibility report, which is available on our investor relations website located at ir.huronconsultinggroup.com.
BUSINESS DEVELOPMENT AND MARKETING
Our business development and marketing activities are aimed at cultivating relationships, generating leads, and building a strong brand reputation with offices of the C-suite and senior level influencers and decision makers of current and potential client organizations. We believe excellent service delivery to clients is critical to building and maintaining relationships and sustaining and strengthening our brand reputation, and we emphasize the importance of high-quality client service to all of our employees.
Currently, we generate new business opportunities through the combination of relationships our managing directors and principals have with individuals working at our current and prospective clients and with our technology partners and marketing activities. We also view market-based collaboration between our employees as a key component in building our business. Often, the client relationship of an employee in one area of our business leads to opportunities in another area, enhancing the opportunity to increase wallet share at a specific client. All of our managing directors and principals understand their roles in ongoing relationship and business development, which is reinforced through our compensation and incentive programs. We actively seek to identify new business opportunities and frequently receive referrals and repeat business from past and current clients. In addition, to complement the business development efforts of our managing directors and principals, we have dedicated business development professionals who are focused exclusively on developing client relationships and generating new business.
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
We believe the principal competitive factors in our market include reputation, the ability to attract and retain top talent, the capacity to manage engagements effectively and with the highest quality to drive value for clients, and the ability to deliver measurable and sustainable results. There is also competition on price, although to a lesser extent due to the criticality of the issues addressed and the value generated by our services and products. Some competitors have a greater geographic footprint, including a broader international presence, and more resources than we do. However, we believe our reputation, industry and capability expertise, ability to deliver high-value, quality service and measurable results to our clients across a balanced portfolio of offerings, and ability to attract and retain top talent enable us to compete favorably in the professional services marketplace.
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
We provide information about our business and financial performance, including our corporate profile, on our investor relations website. Additionally, we webcast our earnings calls and certain events we participate in with members of the investment community on our investor relations website. Further, corporate governance information, including our code of business conduct and ethics, corporate governance guidelines, and board committee charters, is also available on our investor relations website. The content of any referenced website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Risks Related to Human Capital Resources
An inability to retain our senior management team and managing directors and principals would be detrimental to the success of our business.
We rely heavily on our senior management team, our industry and capability leaders, and managing directors and principals, and our ability to retain them is particularly important to our future success. Given the highly specialized nature of our services, the senior management team must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on our senior management team and managing directors and principals to generate revenues and market our business. Further, our senior management’s and managing directors’ and principals' personal reputations and relationships with our clients are a critical element in obtaining and maintaining client engagements. Members of our senior management team and our managing directors and principals could choose to leave or join one of our competitors and some of our clients could choose to use the services of that competitor instead of our services. If one or more members of our senior management team or our managing directors or principals leave and we cannot replace them with a suitable candidate quickly, or if legal restrictions on non-competition agreements are put into place, we could experience difficulty in securing and successfully completing engagements, managing our business properly and executing on our growth strategy, which could harm our business prospects and results of operations.
If we are unable to hire and retain talented people in an industry where there is great competition for talent, it could have a serious negative effect on our prospects and results of operations.
Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate, and retain highly skilled professionals. Further, we must successfully maintain the right mix of professionals with relevant experience and skill sets as we continue to grow, as we expand into new service offerings, and as the market evolves. The loss of a significant number of our professionals, the inability to attract, hire, develop, train, and retain additional skilled personnel, or failure to maintain the right mix of professionals could have a serious negative effect on us, including our ability to manage, staff, and successfully complete our existing engagements and obtain new engagements. Further, if we cannot develop, train, and retain highly skilled professionals, it may impact our ability to keep pace with rapid and continuing changes in technology and respond to changes in client demand in a rapidly evolving market for professional services. Qualified professionals are in great demand, and we face significant competition for both senior and junior professionals with the requisite credentials and experience. Our principal competition for talent comes from other consulting firms and accounting firms, as well as from organizations seeking to staff their internal professional positions. Many of these competitors may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we can offer. Additionally, we may find it difficult to hire, develop and retain qualified professionals in certain geographic regions where historically our operations have been limited. Therefore, we may not be successful in attracting and retaining the skilled consultants we require to conduct and expand our operations successfully. Increasing competition for these revenue-generating professionals may also significantly increase our labor costs, which could negatively affect our margins and results of operations.
If we are unable to manage the organizational challenges associated with our continued growth, we might be unable to achieve our business objectives.
As we continue to grow and evolve, it might become increasingly difficult to maintain effective standards across a large, global enterprise and effectively institutionalize our knowledge or to effectively change the strategy, operations or culture of our Company in a timely manner. It might also become more difficult to maintain our culture; effectively manage and monitor our people and operations; effectively communicate our core values, policies and procedures, strategies and goals; and motivate, engage and retain our people, particularly given the distribution of our employees across the U.S. and internationally, the rate of new hires, the breadth of skills and expertise across all of our solutions, and the fact that essentially all of our employees have the option to work remotely. The size and scope of our operations increase the possibility that we will have employees who expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of sensitive or confidential information entrusted to us, or obtained inappropriately, or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information, including personal data and proprietary information. Furthermore, the inappropriate use of social networking sites or AI by our employees could result in breaches of confidentiality, unauthorized disclosure of nonpublic company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, effective

January 1, 2022, we made, and continue to make, changes to our operating model, including how we are organized as the needs and size of our business change, and despite the operating model yielding positive synergies and impacts to date, if we do not continue to successfully refine the changes, our business and results of operations may be negatively impacted.
Risks Related to Business Operations, Growth and Development
We may incur costs to support our business and the inability to effectively build a support structure for the business could have an adverse impact on our growth and profitability.

We have grown significantly since we commenced operations and have increased the number of our full-time professionals from 249 in 2002 to approximately 8,610 as of December 31, 2025. Additionally, our considerable growth has placed demands on our management and our internal systems, procedures, and controls and will continue to do so in the future. To successfully manage growth, we must periodically adjust and strengthen our operating, financial, accounting, and other systems, procedures, compliance practices and controls, which may increase our total costs and may adversely affect our operating income and our ability to sustain profitability if we do not generate increased revenues to offset the costs. As a public company, our information and control systems must enable us to prepare accurate and timely financial information and other required disclosures. If we discover deficiencies in our existing information and control systems that impede our ability to satisfy our reporting requirements, we must successfully implement improvements to those systems in an efficient and timely manner.
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
•cultural and language differences;
•employment laws, including immigration laws affecting the mobility of employees, and related social and cultural factors, including geopolitical factors affecting labor mobility;
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
•our ability to develop effective partnerships in foreign geographic areas;
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
We have significant operations in India, including approximately 3,500 employees, which could subject the Company to country-specific risks or exacerbate certain other risks. For example, from time to time, India has experienced instances of civil unrest, terrorism and hostilities among neighboring countries. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Indian economy and our operations by disrupting operations and communications and making travel within India more difficult and less desirable.

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
Additionally, effective January 1, 2022, we modified our operating model to report under three industries, which are our reportable segments. The operating model was designed to strengthen Huron's go-to-market strategy and support our growth. The full implementation across all areas of our business to effect this change has taken place over several years. Despite the operating model yielding positive synergies and impacts to date, if we do not continue to successfully refine this change to our operating model, our business and results of operations may be negatively impacted.
The healthcare and education industries are areas of significant focus for our business, and factors that affect the financial condition of these industries could consequently affect our business.
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

Additionally, regulatory and legislative changes in these industries, or executive actions impacting these industries, could reduce the demand for our services, decrease our competitive position or potentially render certain of our service offerings obsolete, change client buying patterns or decision making or require us to make unplanned modifications to our service offerings, which could require additional time and investment. If we fail to accurately anticipate the application of the laws and regulations affecting our clients and the industries they serve, if anticipated changes in regulation or regulatory uncertainty impact client buying patterns, or if such laws, regulations, and executive actions decrease our competitive position or limit the applicability of our service offerings, our results of operations and financial condition could be adversely impacted.
In addition, our failure to accurately anticipate the application of new laws and regulations, or our failure to comply with such laws and regulations, could create liability for us, result in adverse publicity and negatively affect our business. Specifically with respect to healthcare, many healthcare laws are complex, and their application to us, our clients, or the specific services and relationships we have with our clients are not always clear and in turn, it is unclear what long-term effect they will have on the healthcare industry and consequently on our business, financial condition and results of operations.
There are many factors that could affect the purchasing practices, operations, and, ultimately, the operating funds of healthcare and education organizations, such as reimbursement policies for healthcare and research-related expenses, student loan policies or regulations, federal and state budgetary considerations, increased taxes, changes in the tax exempt status of healthcare and education organizations, internal stakeholders’ views of engaging third-party consultants, consolidation in either industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications of our products and services (which would require additional time and investment) or we could suffer reductions in demand for our products and services as a result of proposed or enacted changes in regulations affecting either industry, such as changes in the way that healthcare organizations are paid for their services (e.g., based on patient outcomes instead of services provided), changes to Medicare or Medicaid reimbursements, changes to cost rates or reimbursement rates applicable to research grants, or a decline in the level of federal or state grant spending in general. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the U.S. presidential administration and Congress. Pressures on and uncertainty surrounding the U.S. federal and state governments' budgets, and potential changes in budgetary priorities and spending levels, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers.
Some of the uncertainty and pressures described above may increase demand for certain of our service offerings. To the extent there is more certainty or a reduction in these pressures, it may adversely affect our clients’ demand for certain of our service offerings.
Our digital offerings are a significant focal point for our business, including a focus on the adaptation and expansion of our services and products in response to ongoing changes in customer demand, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.
Our financial results depend, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology to serve the evolving needs of our clients. Examples of areas of significant change include digital and analytic services and products and AI-based solutions, which are continually evolving. Technological developments may materially affect the cost and use of current technology by our clients and some of these technological developments may reduce and replace some of our historical services and products. This changing technological landscape may cause clients to delay spending under existing contracts and engagements and delay entering into new contracts while they evaluate new technologies. Such spending delays can negatively impact our results of operations.
Technological developments and advancements in AI, which may be rapid, also could shift demand to new services and products. If, as a result of new technologies or AI functionality, our clients demand new services and products, we may be less competitive in these new areas or we may need to make significant investment in our portfolio of software products to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas and enhance our current portfolio of software products. If we do not sufficiently invest in new technology and AI, adapt to industry developments, evolve and expand our business at sufficient speed and scale, make the right strategic investments, or fail to timely deliver on our product roadmap for our portfolio of software products to respond to these developments and successfully drive innovation, our services and products, our results of operations, and our ability to develop and maintain a competitive advantage and execute on our growth strategy could be adversely affected. Additionally, as we expand our services and products into these new areas, we may be exposed to operational, legal, regulatory, ethical, technological and other risks specific to such new areas, which may negatively affect our reputation and demand for our services and products.
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
We depend on the use of sophisticated technologies and systems. Many of our practices provide services that are increasingly dependent on the use of software applications and systems that we do not own and which could become unavailable. Moreover, our technology platforms will require continuing investments by us in order to expand existing service offerings and develop complementary services, including AI functionality. For example, we have subscription-based offerings that require us to incur costs associated with upgrades and maintenance that could impact profit margins associated with those offerings and related services. Our future success depends on our ability to adapt our services and infrastructure while continuing to improve the performance, features, security, and reliability of our services in response to the evolving demands of the marketplace.
Adverse changes to our relationships with key third-party vendors or the business of our key third-party vendors could unfavorably impact our business.
A portion of our services and solutions depend on technology or software provided by third-party vendors. Some of these third-parties refer potential clients to us, and others require that we obtain their permission prior to accessing their software while performing services for our clients. These third-party vendors could terminate their relationship with us without cause and with little or no notice, which could limit our service offerings and harm our financial condition and operating results. Moreover, if third-party technology or software that is important to our business does not continue to be available or utilized within the marketplace, or if the services that we provide to clients are no longer relevant in the marketplace, our business may be unfavorably impacted. In addition, if a third-party vendor's business changes, is reduced, fails to adapt to changing market demands, or if a third-party vendor's business or third-party technology or software that is important to our business experiences system failures, service interruptions, or security breaches or is no longer supported, it could adversely affect our business. Additionally, our third parties may depend on their own third-party vendors, which would be fourth parties to Huron. We generally do not have direct oversight or knowledge of these fourth parties. If a fourth party were to be breached, we would be reliant upon our third party to provide information and manage the incident.
We could experience system failures, service interruptions, or security breaches that could negatively impact our business.
Our organization is comprised of employees who work on matters throughout the United States and around the world. Our technology platform is a “virtual office” from which we all operate. We may be subject to disruption to our operating systems from technology events that are beyond our control, including the possibility of failures at third-party data centers, disruptions to the internet, natural disasters, power losses, and malicious attacks. In addition, despite the implementation of security measures, our infrastructure and operating systems, including the internet and related systems, may be vulnerable to physical break-ins, phishing, impersonation (including through AI deepfakes), hackers, improper employee or contractor access, computer viruses or malware, programming errors, denial-of-service attacks, cyberattacks, or other attacks by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. While we have taken and are taking reasonable steps to prevent and mitigate the damage of such events, including implementation of system security measures, information backup, disaster recovery processes, and crisis response plans, and where possible, obtaining insurance against such events, those steps may not be effective and there can be no assurance that any such steps can be effective against all possible risks. We will need to continue to invest in technology in order to achieve redundancies necessary to prevent service interruptions. Unauthorized access to our systems as a result of a security breach, the failure of our systems, or the loss of data could result in legal claims or proceedings, liability, or regulatory penalties and disrupt operations, which could adversely affect our business and financial results. In addition, our clients and their third-party service providers are subject to technology failures, disruptions, malicious activity and cyberattacks, the result of which could cause a disruption in our ability to deliver services or to yield positive outcomes for our clients as well as potentially impact our network and systems. If such circumstances were to occur, our consultants may become underutilized, which could adversely affect our revenues and results of operations in future periods. Furthermore, these events could impact the confidentiality, integrity, or availability of our systems.
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
As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. We incorporate AI solutions into some of our information platforms, products and services, and these technologies may become increasingly important to our operations over time. AI technologies are complex and rapidly evolving and the technologies that we use or develop may ultimately be flawed or we may be unable to leverage AI capabilities as quickly as the market and our clients demand. Additionally, leveraging AI capabilities to potentially improve our information platforms, products and services presents further risks and challenges. If we experience an actual or perceived breach of privacy or security incident because of the use of AI, we may lose valuable sensitive or confidential client or employee data which could damage our reputation. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by impacting our relationships with customers, partners, and third-parties, by producing inaccurate outcomes based on flaws in the underlying data, or other unintended results.
While we have taken and are taking reasonable steps to prevent and mitigate risks, further incorporating AI gives rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed (including potential liability for breaching intellectual property or privacy rights or laws). While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with proposed or enacted AI initiatives, laws, and policies regulating AI, such as the European Union's AI Act, could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings.
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
We rely on information technology systems to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients, partners, and employees. These locations include India, Canada, Switzerland, France, Singapore, and the United Kingdom, all of which have their own either recently updated or potential new data protection laws. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information.
In providing services to clients, we may manage, utilize, and store sensitive or confidential client or employee data, including personal data and protected health information. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information, including the Health Insurance Portability and Accountability Act (HIPAA), and international laws such as the European Union's General Data Protection Regulation (GDPR). In addition, many states, U.S. federal governmental authorities and non-U.S. jurisdictions have adopted, proposed or are considering adopting or proposing additional data security and/or data privacy statutes or regulations. Continued governmental focus on data security and privacy may lead to additional legislative and regulatory action, which could increase the complexity of doing business. The increased emphasis on information security and the requirements to comply with applicable U.S. and foreign data security and privacy laws and regulations may increase our costs of doing business and negatively impact our results of operations. Our ongoing expansion into international jurisdictions may also result in additional risks or increase the acuity of risks that are not present domestically with respect to privacy laws and regulations.
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
•pricing pressure resulting from the introduction of new technologies, including advanced AI;
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
We have a Fourth Amended and Restated Security Agreement (the “Security Agreement”) and a Fourth Amended and Restated Pledge Agreement (the “Pledge Agreement”) associated with our Fourth Amended and Restated Credit Agreement, dated as of July 30, 2025 (the “Amended Credit Agreement”) with Bank of America, N.A. Pursuant to the Security Agreement and to secure our obligations under the Amended Credit Agreement, we granted our lenders a first-priority lien, subject to permitted liens, on substantially all of the personal property assets that we and the subsidiary grantors own. Pursuant to the Pledge Agreement, we granted our lenders a security interest in 100% of the stock or other equity interests in all domestic subsidiaries and 65% of the stock or other equity interests in each “material first-tier foreign subsidiaries” (as defined in the Pledge Agreement) entitled to vote and 100% of the stock or other equity interests in each material first-tier foreign subsidiary not entitled to vote. If we default on our obligations under the Amended Credit Agreement, our lenders could accelerate our indebtedness and may be able to exercise their liens on the equity interests subject to the Pledge Agreement and their liens on substantially all of our assets and the assets of our subsidiary grantors, which would have a material adverse effect on our business, operations, financial condition, and liquidity. In addition, the covenants contained in the Amended Credit Agreement impose restrictions on our ability to engage in certain activities, such as the incurrence of additional indebtedness, certain investments, certain acquisitions and dispositions, and the payment of dividends.
Our indebtedness could adversely affect our ability to raise additional capital to fund our operations and obligations, expose us to interest rate risk to the extent of our variable-rate debt, and adversely affect our financial results.
The Amended Credit Agreement established a $700 million senior secured revolving credit facility (the “Revolver”) and a $400 million senior secured term loan facility (the “Term Loan”), both of which fully mature on July 30, 2030. As of December 31, 2025, we had outstanding indebtedness of $511.0 million, of which $121.0 million was outstanding under the Revolver and $390.0 million was outstanding under the Term Loan. Our ability to make scheduled payments of the principal, to pay interest, or to refinance our indebtedness, depends on our future performance. If we are unable to generate cash flow from operations sufficient to satisfy our obligations under our current indebtedness and any future indebtedness, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or dilutive. Our ability to refinance our current indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the current indebtedness or future indebtedness.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences such as exposing us to the risk of increased interest rates because our borrowings are at variable interest rates; making us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation; or reducing our capacity to obtain additional financing and flexibility in planning for, or reacting to, changes in our business and our industry. Under the Amended Credit Agreement, we are obligated to pay interest, at our option, at either one, three or six month Term SOFR or at an alternate base rate, in each case plus an applicable margin. SOFR is a relatively new reference rate, has a very limited history and is based on short-term repurchase agreements backed by Treasury securities. Changes in SOFR can be volatile and difficult to predict, and there is no assurance that SOFR will perform similarly to the way LIBOR, our previous benchmark rate, would have performed at any time. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.
Risks Related to Asset Impairment
Our goodwill and other intangible assets represent a substantial amount of our total assets, and we may be required to recognize a non-cash impairment charge for these assets if the performance of one or more of our reporting units falls below our expectations.
Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2025, goodwill and other intangible assets totaled $859.8 million, or 56%, of our total assets. Goodwill results from our business acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We test goodwill for impairment at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Intangible assets other than goodwill represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets primarily consist of customer relationships, trade names, technology and software and non-competition agreements, all of which were acquired through business acquisitions. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During 2025, 2024 and 2023, we did not record any impairment charges on our goodwill or other intangible assets.
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
We have incurred impairment charges with respect to our convertible debt investment in Shorelight and our preferred stock investment in a hospital-at-home company, and we may incur additional impairment charges that could materially impact our results of operations.
Since 2014, we have invested $40.9 million, in the form of 1.69% convertible debt, in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight Education. Our investment is carried at its fair value with unrealized holding gains and losses reported in other comprehensive income and credit-related impairment charges reported in our results of operations. As of December 31, 2025, our investment in Shorelight is in an unrealized loss position with a fair value of $34.1 million, which includes the recognition of a $10.4 million credit-related impairment charge in 2025. This credit-related impairment charge was driven by the decrease in projected cash flows of Shorelight, which reflects the current federal regulatory environment in which Shorelight operates. We did not record any impairment charges on our convertible debt investment in 2024 and 2023. In the future, if there are additional adverse developments in Shorelight's business or the federal regulatory environment in which it operates that may be the result of events within or outside of Shorelight's control, we may incur additional impairment charges with respect to our convertible debt investment, which could materially impact our results of operations.
In 2019, we invested $5.0 million, in the form of preferred stock, in a hospital-at-home company. Our investment is carried at its fair value with unrealized holding gains and losses reported in our results of operations when an observable price change for preferred stock issued by the company with similar rights and preferences to our preferred stock investment occurs. As of December 31, 2025, our preferred stock investment is in a net unrealized loss position with a fair value of $2.4 million, which includes $5.0 million of impairment charges recognized in 2025 due to observable price changes as a result of the hospital-at-home company's merger with a third party. If there is significant deterioration in the earnings performance, credit rating, or business prospects of the consolidated company, or a significant adverse change in the regulatory, economic, or technological environment of the consolidated company, we would evaluate our investment for further impairment. If during such evaluation it was determined that the fair value of our investment was below its carrying value, we would recognize an additional unrealized loss for such difference, which could materially impact our results of operations.
General Risk Factors
Expanding our service offerings may involve additional risks and may not be profitable.
We may choose to develop new service offerings, including managed services offerings, or eliminate service offerings because of market opportunities or client demands. Developing new service offerings involves inherent risks, including:
•our inability to estimate demand for the new service offerings;
•competition from more established market participants;
•exposure to new legal and operational risks;
•a lack of market understanding;
•unanticipated expenses to recruit and hire qualified professionals and to market our new service offerings; and
•unanticipated challenges with service delivery.
In addition, changes to our service offerings or expanding current service offerings may impact our financial condition in ways that are difficult for us to predict. If we are unable to manage the risks associated with such new or expanded services offerings, or if the demand for those services declines in ways that are unanticipated our cash flows and results of operations could be adversely affected.

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
•political unrest, war, terrorism, geopolitical uncertainties, trade policies and sanctions, including the ongoing repercussions of the conflicts between Russia and Ukraine and increased tensions in the Middle East; and
•other economic factors and general business conditions, including inflation and rising interest rates.
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
The overall tax environment remains uncertain and increasingly complex. Future changes in tax laws, treaties or regulations, and their interpretation or enforcement, may be unpredictable, particularly as taxing jurisdictions face an increasing number of political, budgetary and other fiscal challenges. In the U.S., various proposals to change corporate income taxes are periodically considered. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic and other factors outside of our control, making it increasingly difficult for multinational corporations like ourselves to operate with certainty about taxation in many jurisdictions. Additionally such political, budgetary or fiscal challenges may prompt governments to implement new taxes, tariffs or regulations, which could extend to services. As a result, we could be materially adversely affected by future changes in tax law or policy (or in their interpretation or enforcement) in the jurisdictions where we operate, including the United States, which could have a material adverse effect on our business, cash flow, results of operations, financial condition, as well as our effective income tax rate.
The Organization for Economic Co-operation and Development has released guidance establishing a global minimum tax of 15% of reported profits applied on a country-by-country basis for multinational entities (“Pillar Two”). As of December 31, 2025, multiple countries in which we operate have enacted legislation to adopt Pillar Two model rule concepts into their domestic laws. The adoption and effective dates of these changes vary by country and increase tax complexity and uncertainty and may adversely affect our provision for income taxes. We currently do not expect a material impact to our tax expense and profitability. We will continue to monitor regulatory developments with respect to this initiative for potential impacts.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.	CYBERSECURITY.
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. Accordingly, the company takes a comprehensive approach to identifying and managing cybersecurity risks that involves the company's Information Security functional team, senior management, the Technology and Information Security (“T&IS”) Committee, and the Audit Committee, all in coordination with of our board of directors. Our cybersecurity risk management function is a component of our overall approach to risk management, including coordination with our Enterprise Risk Management Committee.
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
We have a cybersecurity program that focuses on implementing risk-based controls, technologies, and other processes. We aim to incorporate certain industry best practices throughout our cybersecurity program, including the frameworks established by the National Institute of Standards and Technology (“NIST”), the Cybersecurity and Infrastructure Security Agency (“CISA”), and other applicable industry standards. To augment our in-house capabilities, we leverage expertise from professional services firms and/or outside counsel, as needed, to assess our cybersecurity controls, and collaborate on an ever-changing landscape. Our cybersecurity program conforms with ISO/IEC 27001:2022 and our most recent recertification was in 2024.
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
Cybersecurity Governance
Our cybersecurity program is overseen by the leaders of our Information Security functional team, which is led by our Chief Information Officer (“CIO”) who has over 30 years of relevant work experience. Prior to joining Huron in 2018, our CIO served in various information security and information technology roles in the professional services industry for several large, public companies and executed large-scale, global implementations of business applications and infrastructure technologies in a manner designed to mitigate cybersecurity risks. Huron's internal Information Security Management System (“ISMS”) Committee, which has the primary responsibility for assessing and managing material cybersecurity risks, meets quarterly. The ISMS Committee, which includes members of our executive and senior leadership teams, our CIO and other functional team leaders, reviews, approves and establishes ISMS specific goals and objectives, reviews policy updates and approves the annual IT risk assessment, which identifies impacts, threats and controls related to IT assets utilized across the enterprise.
Our board of directors, in coordination with its T&IS Committee, oversees the governance of the Company’s technology-related risks, including information security, data protection, cybersecurity, vendor, fraud, and business continuity risks, and technology-related strategies. The T&IS Committee also oversees the company's AI strategy, including with respect to risk management. The T&IS Committee receives quarterly updates from the CIO, including existing and new cybersecurity risks, the management and/or mitigation of such risks, material cybersecurity incidents (if any), and status on key cybersecurity initiatives. Our board also actively participates in discussions with management on cybersecurity-related news events and discusses any updates to our cybersecurity risk management and strategy programs.

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
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “HURN.” As of February 17, 2026, there were 327 registered holders of record of Huron’s common stock. A number of Huron’s stockholders hold their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of its common stock.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 1, 2025, as partial consideration for our acquisition of AXIOM, we issued 13,521 shares of our common stock, par value $0.01 per share, with an aggregate value of $2.1 million. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended December 31, 2025, we reacquired 4,038 shares of common stock with a weighted average fair market value of $147.05 per share as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Subsequently, our board of directors authorized extensions of the share repurchase program through December 31, 2026 and increased the authorization amount to $700 million, of which $99.0 million remained available as of December 31, 2025. In the first quarter of 2026, our board of directors authorized a further increase to the authorized amount under the share repurchase program from $700 million to $900 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.

The following table provides information with respect to purchases we made of our common stock during the year ended December 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(2)
First quarter total	721,351	$145.51	508,611	$191,722,978
Second quarter total	432,046	$140.54	429,669	$131,316,363
Third quarter total	149,927	$127.99	146,514	$112,589,326
October 1, 2025 – October 31, 2025	78,890	$166.71	74,852	$100,029,449
November 1, 2025 – November 30, 2025	501	$159.80	501	$99,949,375
December 1, 2025 – December 31, 2025	5,930	$166.59	5,930	$98,961,297
Fourth quarter total	85,321	$166.66	81,283	$98,961,297
Full year 2025 total	1,388,645	$143.37	1,166,077	$98,961,297
(1)The number of shares repurchased in the first, second and third quarters of 2025 included 212,740 shares, 2,377 shares, and 3,413 shares, respectively, to satisfy employee tax withholding requirements. Additionally, 4,038 shares in October were repurchased to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the Share Repurchase Program.
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
The following information summarizes our results of operations for 2025, 2024 and 2023; and discusses those results of operations for 2025 compared to 2024. For a discussion of our results of operations for 2024 compared to 2023 refer to Part II—Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the United States Securities and Exchange Commission on February 25, 2025.
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
We generate our revenues before reimbursable expenses from providing professional services and software products under the following four types of billing arrangements: fixed-fee; time-and-expense; performance-based; and software support, maintenance and subscriptions.
•Fixed-fee: In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements.
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
•Software support, maintenance and subscriptions: We generate subscription revenue from our cloud-based analytic tools and solutions including our cloud-based revenue cycle management software and research administration and compliance software. Additionally, clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized as revenue.
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
Selling, general and administrative expenses primarily consists of compensation costs for our support personnel, which includes salaries, performance bonuses, share-based compensation, signing and retention bonuses, payroll taxes, benefits and deferred compensation expense attributable to the change in market value of our deferred compensation liability. Changes in the market value of our deferred compensation liability are offset with the changes in market value of the investments that are used to fund our deferred compensation liability, which are recorded within other income (expense), net. Also included in selling, general and administrative expenses are third-party professional fees, software licenses and data hosting expenses, rent and other office-related expenses, sales and marketing-related expenses, recruiting and training expenses, and practice administration and meeting expenses.
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
2024 litigation settlement gain: In the second quarter of 2024, we settled a litigation matter in which Huron was the plaintiff for $15.0 million, on a pre-tax basis. This $15.0 million settlement gain was recorded as a component of other gains, net on our consolidated statement of operations. We have excluded from our non-GAAP measures $11.7 million, which is the value of the settlement gain that exceeds the third-party legal costs of $3.3 million incurred during 2024 specific to this litigation matter, as this net gain is not indicative of the ongoing performance of our business. Third-party legal costs incurred for this litigation matter in 2023 were $4.0 million. Our third-party legal expenses are recorded as a component of selling, general and administrative expenses on our statement of operations.
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
Transaction-related expenses: We exclude the impact of third-party advisory, legal, and accounting fees and other corporate costs incurred directly related to the evaluation and/or consummation of business acquisitions to permit comparability with prior periods as these costs are inconsistent in their amount and frequency and are significantly affected by the timing and size of our acquisitions.
Unrealized losses (gains) on long-term investments, net: We exclude the effect of unrealized losses and gains related to our long-term investments, which include non-cash credit related impairment charges on our convertible debt investment in Shorelight Holdings, LLC and changes in the fair value of our equity investment in a hospital-at-home company arising from observable price changes or impairment charges. These unrealized losses and gains are included as a component of other income (expense), net on our consolidated statement of operations. We believe these unrealized losses and gains are not indicative of the ongoing performance of our business and their exclusion permits comparability with prior periods.
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
Income tax expense, interest expense, net of interest income, depreciation and amortization: We exclude the effects of income tax expense, interest expense, net of interest income, and depreciation and amortization in the calculation of EBITDA, as these are customary exclusions as defined by the calculation of EBITDA to arrive at meaningful earnings from core operations excluding the effect of such items. We include, within the depreciation and amortization adjustment, the amortization of capitalized implementation costs of our enterprise resource planning (ERP) system and other related software, which is included within selling, general and administrative expenses in our consolidated statements of operations.
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
RESULTS OF OPERATIONS
Executive Highlights
Highlights from the year ended December 31, 2025 include the following:
•Revenues before reimbursable expenses increased 11.9% to $1.66 billion in 2025 from $1.49 billion in 2024.
•Net income as a percentage of total revenues was 6.2% in 2025, compared to 7.7% in 2024. Results for 2025 include $7.7 million of non-cash impairment charges, net of tax, related to our convertible debt investment in a third-party. Results for 2024 include an $11.1 million litigation settlement gain, net of tax, related to a completed legal matter in which Huron was the plaintiff.
•Adjusted EBITDA as a percentage of revenues before reimbursable expenses increased to 14.3% in 2025 from 13.5% in 2024.
•Diluted EPS was $5.84 for 2025, compared to $6.27 for 2024. Results for 2025 include the non-cash impairment charge related to our convertible debt investment in a third-party, which had an unfavorable $0.43 impact on diluted earnings per share for the year. Results for 2024 include the litigation settlement gain related to a completed legal matter in which Huron was the plaintiff, which had a favorable impact of $0.60 on diluted earnings per share in 2024.
•Adjusted diluted EPS increased 21.0% to $7.83 for 2025, compared to $6.47 for 2024.
•Returned $166.2 million to shareholders by repurchasing 1,166,077 shares of our common stock in 2025.
Revenues before reimbursable expenses increased $176.8 million, or 11.9%, to $1.66 billion for the year ended December 31, 2025 from $1.49 billion for the year ended December 31, 2024. The overall increase in revenues before reimbursable expenses reflects strength in demand for our Consulting and Managed Services capabilities within all three of our segments, as well as continued strength in demand for our Digital capabilities within our Commercial and Education segments. The increase includes $86.0 million of incremental revenues before reimbursable expenses from our acquisitions completed since December 31, 2023. These increases were partially offset by a decrease in demand for our Digital capability within our Healthcare segment. Excluding the $86.0 million of incremental revenues before reimbursable expenses from our acquisitions and $13.7 million of revenues before reimbursable expenses in 2024 generated by the Studer Education business, which we divested at the end of 2024, revenues before reimbursable expenses grew 7.1% organically.
Revenues before reimbursable expenses within our Consulting and Managed Services capability increased 13.1% to $976.9 million in 2025, compared to $863.9 million in 2024; and reflected strengthened demand in all three of our segments. The increase includes $38.2 million of incremental revenues before reimbursable expenses from our acquisitions of Eclipse Insights, Treliant, Advancement Resources, WP&C, GG+A and Halpin. The utilization rate within our Consulting capability increased to 75.7% in 2025, compared to 73.6% in 2024.
Revenues before reimbursable expenses within our Digital capability increased 10.2% to $686.0 million in 2025, compared to $622.2 million in 2024; and reflected strengthened demand in our Commercial and Education segments, partially offset by a decrease in demand in our Healthcare segment. The increase includes $47.8 million of incremental revenues before reimbursable expenses from our acquisitions of AXIA Consulting, Inc (“AXIA Consulting”) and AXIOM. The utilization rate within our Digital capability increased to 78.2% in 2025, compared to 76.0% in 2024.
Our total number of revenue-generating professionals, excluding Managed Services professionals, increased 13.1% to 5,307 as of December 31, 2025, compared to 4,694 as of December 31, 2024, as a result of the acquisitions completed since December 31, 2024 and hiring to support the overall increase in demand for our services. The number of Managed Services professionals increased 46.3% to 2,239 as of December 31, 2025 from 1,530 as of December 31, 2024. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.

Net income decreased $11.6 million, or 9.9%, to $105.0 million, or 6.2% of total revenues, for the year ended December 31, 2025 from $116.6 million, or 7.7% of total revenues, for the same period last year. Results for 2025 include $7.7 million of non-cash impairment charges, net of tax, related to our convertible debt investment in a third-party. Results for 2024 include an $11.1 million litigation settlement gain, net of tax, related to a completed legal matter in which Huron was the plaintiff. As a result of the decrease in net income, and partially offset by a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, diluted earnings per share decreased 6.9% to $5.84 for 2025, compared to $6.27 for 2024. Adjusted diluted earnings per share, which excludes the impact of the non-cash impairment charges in 2025 and the litigation settlement gain in 2024, increased 21.0% to $7.83 for 2025 from $6.47 for 2024.
Adjusted EBITDA increased $36.3 million, or 18.1%, to $237.5 million, or 14.3% of revenues before reimbursable expenses, in 2025, compared to $201.2 million, or 13.5% of revenues before reimbursable expenses, in 2024.
During 2025, we deployed $166.2 million of capital to repurchase 1,166,077 shares of our common stock, representing 6.6% of our common stock outstanding as of December 31, 2024.
Summary of Results
The following tables set forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Year Ended December 31,
	2025	2024	2023
Healthcare:
Revenues before reimbursable expenses	$837,537	$756,263	$673,989
Operating income	$255,582	$208,928	$172,900
Segment operating income as a percentage of segment revenues before reimbursable expenses	30.5%	27.6%	25.7%
Education:
Revenues before reimbursable expenses	$500,174	$474,221	$429,663
Operating income	$113,186	$108,521	$99,098
Segment operating income as a percentage of segment revenues before reimbursable expenses	22.6%	22.9%	23.1%
Commercial:
Revenues before reimbursable expenses	$325,125	$255,601	$258,408
Operating income	$55,857	$51,198	$54,202
Segment operating income as a percentage of segment revenues before reimbursable expenses	17.2%	20.0%	21.0%
Total Huron:
Revenues before reimbursable expenses	$1,662,836	$1,486,085	$1,362,060
Reimbursable expenses	36,307	35,720	36,695
Total revenues	$1,699,143	$1,521,805	$1,398,755

Items not allocated at the segment level:
Unallocated corporate expenses	217,564	191,180	175,206
Other losses (gains), net	2,968	(14,466)	(444)
Restructuring charges	6,035	7,590	8,204
Depreciation and amortization	19,488	15,524	17,886
Operating income	178,570	168,819	125,348
Other income (expense), net	(43,490)	(14,803)	(41,453)
Income before taxes	135,080	154,016	83,895
Income tax expense	30,040	37,390	21,416
Net income	$105,040	$116,626	$62,479
Earnings per share
Basic	$6.02	$6.52	$3.32
Diluted	$5.84	$6.27	$3.19

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Year Ended December 31,
	2025	2024	2023
Other Operating Data:
Number of revenue-generating professionals by segment (at period end):
Healthcare	1,493	1,218	1,126
Education	1,145	1,141	1,080
Commercial(1)(2)	2,669	2,335	2,263
Total (excluding Managed Services)	5,307	4,694	4,469
Managed Services(3)	2,239	1,530	1,050
Total	7,546	6,224	5,519

Revenues before reimbursable expenses by capability:
Consulting and Managed Services(4)	$976,883	$863,859	$782,020
Digital	685,953	622,226	580,040
Total	$1,662,836	$1,486,085	$1,362,060

Number of revenue-generating professionals by capability (at period end):
Consulting	2,215	1,729	1,598
Managed Services(3)	2,239	1,530	1,050
Digital	3,092	2,965	2,871
Total	7,546	6,224	5,519

Utilization rate by capability(5):
Consulting	75.7%	73.6%	76.6%
Digital	78.2%	76.0%	75.3%
(1)The majority of our revenue-generating professionals within our Commercial segment can provide services across all of our industries, including healthcare and education.
(2)The increase in the number of revenue-generating professionals within our Commercial segment includes our acquisition of Treliant in 2025. This acquisition added approximately 180 revenue-generating professionals, of which approximately 65 are consultants who work variable schedules as needed by clients.
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
The number of Managed Services professionals within our Healthcare segment was 2,117, 1,420 and 924 as of December 31, 2025, 2024 and 2023, respectively.
The number of Managed Services professionals within our Education segment was 122, 110 and 126 as of December 31, 2025, 2024 and 2023, respectively.
(4)Managed Services capability revenues before reimbursable expenses within our Healthcare segment was $90.1 million, $77.5 million and $70.1 million for the years ended 2025, 2024 and 2023, respectively.
Managed Services capability revenues before reimbursable expenses within our Education segment was $29.3 million, $28.2 million and $29.6 million for the years ended 2025, 2024 and 2023, respectively.
(5)Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.

Non-GAAP Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Year Ended December 31,
	2025	2024	2023
Revenues before reimbursable expenses	$1,662,836	$1,486,085	$1,362,060
Reimbursable expenses	36,307	35,720	36,695
Total revenues	$1,699,143	$1,521,805	$1,398,755
Net income	$105,040	$116,626	$62,479
Net income as a percentage of total revenues	6.2%	7.7%	4.5%
Add back:
Income tax expense	30,040	37,390	21,416
Interest expense, net of interest income	34,197	25,347	19,573
Depreciation and amortization	32,478	25,663	25,672
EBITDA	201,755	205,026	129,140
Add back:
Restructuring charges	9,136	9,913	11,550
2024 litigation settlement gain	—	(11,701)	—
Other losses (gains), net	3,072	804	(444)
Transaction-related expenses	8,521	2,861	357
Unrealized losses on long-term investments, net	15,396	—	26,262
Gain on sale of business	—	(3,597)	—
Foreign currency transaction losses (gains), net	(363)	(2,138)	476
Adjusted EBITDA	$237,517	$201,168	$167,341
Adjusted EBITDA as a percentage of revenues before reimbursable expenses	14.3%	13.5%	12.3%
Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Year Ended December 31,
	2025	2024	2023
Net income	$105,040	$116,626	$62,479
Weighted average shares - diluted	17,991	18,613	19,601
Diluted earnings per share	$5.84	$6.27	$3.19
Add back:
Amortization of intangible assets	11,334	6,517	8,219
Restructuring charges	9,136	9,913	11,550
2024 litigation settlement gain	—	(11,701)	—
Other losses (gains), net	3,072	804	(444)
Transaction-related expenses	8,521	2,861	357
Unrealized losses on long-term investments, net	15,396	—	26,262
Gain on sale of business	—	(3,597)	—
Tax effect of adjustments	(11,654)	(977)	(12,175)
Total adjustments, net of tax	35,805	3,820	33,769
Adjusted net income	$140,845	$120,446	$96,248
Adjusted weighted average shares - diluted	17,991	18,613	19,601
Adjusted diluted earnings per share	$7.83	$6.47	$4.91

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenues before Reimbursable Expenses
Revenues before reimbursable expenses by segment and capability for the years ended December 31, 2025 and 2024 were as follows:

Revenues before Reimbursable Expenses (in thousands)	Year Ended December 31,		Increase / (Decrease)
	2025	2024	$	%
Segment:
Healthcare	$837,537	$756,263	$81,274	10.7%
Education	500,174	474,221	25,953	5.5%
Commercial	325,125	255,601	69,524	27.2%
Total revenues before reimbursable expenses	$1,662,836	$1,486,085	$176,751	11.9%

Capability:
Consulting and Managed Services	$976,883	$863,859	$113,024	13.1%
Digital	685,953	622,226	63,727	10.2%
Total revenues before reimbursable expenses	$1,662,836	$1,486,085	$176,751	11.9%
Revenues before reimbursable expenses increased $176.8 million, or 11.9%, to $1.66 billion for the year ended December 31, 2025 from $1.49 billion for the year ended December 31, 2024. The overall increase in revenues before reimbursable expenses reflects strength in demand for our Consulting and Managed Services capabilities within all three of our segments, as well as continued strength in demand for our Digital capabilities within our Commercial and Education segments. The increase includes $86.0 million of incremental revenues before reimbursable expenses from our acquisitions completed since December 31, 2023. These increases were partially offset by a decrease in demand for our Digital capability within our Healthcare segment. Excluding the $86.0 million of incremental revenues before reimbursable expenses from our acquisitions and $13.7 million of revenues before reimbursable expenses in 2024 generated by the Studer Education business, which we divested at the end of 2024, revenues before reimbursable expenses grew 7.1% organically. Additional information on our revenues before reimbursable expense by segment follows.
•Healthcare revenues before reimbursable expenses increased $81.3 million, or 10.7%, driven by continued strength in demand for our performance improvement, financial advisory, revenue cycle managed services and strategy and innovation solutions within our Consulting and Managed Services capability. These increases were partially offset by a decrease in revenues before reimbursable expenses due to the divestiture of our Studer Education practice in the fourth quarter of 2024 and a decrease in revenues before reimbursable expenses for our technology and analytics services within our Digital capability. The Studer Education business generated $13.7 million of revenues before reimbursable expenses in 2024. Revenues before reimbursable expenses for the year ended December 31, 2025 included $14.5 million of incremental revenues before reimbursable expenses from our recent acquisitions of Eclipse Insights, AXIA Consulting and AXIOM.
The number of revenue-generating professionals, excluding Managed Services professionals, within our Healthcare segment grew 22.6% to 1,493 as of December 31, 2025, compared to 1,218 as of December 31, 2024. Our acquisitions of Eclipse Insights and AXIOM in 2025 added approximately 75 revenue-generating professionals.
•Education revenues before reimbursable expenses increased $26.0 million, or 5.5%, driven by strengthened demand for our strategy and operations and research solutions within our Consulting and Managed Services capability and software products within our Digital capability, as well as $9.9 million of incremental revenues from our recent acquisitions of Advancement Resources, GG+A, AXIA Consulting and Halpin.
The number of revenue-generating professionals, excluding Managed Services professionals, within our Education segment grew 0.4% to 1,145 as of December 31, 2025, compared to 1,141 as of December 31, 2024.
•Commercial revenues before reimbursable expenses increased $69.5 million, or 27.2%, which reflects $61.6 million of incremental revenues before reimbursable expenses from our recent acquisitions of AXIA Consulting, Treliant and WP&C and continued strength in demand for our technology and analytics services within our Digital capability. These increases were partially offset by decreases in demand for our strategy and innovation and financial advisory solutions within our Consulting and Managed Services capability.

The number of revenue-generating professionals within our Commercial segment, the majority of which provide services across all of our industries, grew 14.3% to 2,669 as of December 31, 2025, compared to 2,335 as of December 31, 2024. Our acquisitions of Treliant and WP&C in 2025 added approximately 210 revenue-generating professionals.
Operating Expenses
Operating expenses for the year ended December 31, 2025 increased $167.6 million, or 12.4%, over the year ended December 31, 2024.
Operating expenses and operating expenses as a percentage of revenues before reimbursable expenses were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues before reimbursable expenses)	Year Ended December 31,				Increase / (Decrease)
	2025		2024
Direct costs	$1,122,429	67.5%	$1,010,077	68.0%	$112,352
Reimbursable expenses	36,301	2.2%	35,715	2.4%	586
Selling, general and administrative expenses	318,015	19.1%	286,655	19.3%	31,360
Other losses (gains), net	3,072	0.2%	(14,196)	(1.0)%	17,268
Restructuring charges	9,136	0.5%	9,913	0.7%	(777)
Depreciation and amortization	31,620	1.9%	24,822	1.7%	6,798
Total operating expenses	$1,520,573	91.4%	$1,352,986	91.0%	$167,587
Direct Costs
Direct costs increased $112.4 million, or 11.1%, to $1.12 billion for the year ended December 31, 2025 from $1.01 billion for the year ended December 31, 2024. The $112.4 million increase primarily related to a $99.0 million increase in compensation costs for our revenue-generating professionals, an $8.7 million increase in contractor expenses, and a $3.0 million increase in technology costs. The $99.0 million increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to an $87.2 million increase in salaries and related expenses driven by the recent acquisitions, hiring to support the overall increase in demand for our services, and annual salary increases that went into effect in the first quarter of 2025, as well as a $6.3 million increase in performance bonus expense, a $4.4 million increase in signing, retention and other bonus expense, and a $1.0 million increase in share-based compensation expense. As a percentage of revenues before reimbursable expenses, direct costs decreased to 67.5% during 2025, compared to 68.0% during 2024, primarily attributable to revenue growth that outpaced the increase in performance bonus expense for our revenue-generating professionals.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $31.4 million, or 10.9%, to $318.0 million for the year ended December 31, 2025 from $286.7 million for the year ended December 31, 2024. The $31.4 million increase primarily related to an $18.5 million increase in non-payroll costs and a $12.5 million increase in salaries and related expenses for our support personnel. The $18.5 million increase in non-payroll costs was primarily driven by a $7.3 million increase in software and data hosting expenses, a $4.3 million increase in third-party professional fees, a $2.6 million increase in promotion and marketing expenses, a $1.5 million increase in recruiting costs, a $1.4 million increase in business insurance costs, and a $1.2 million increase in severance expenses. These increases to non-payroll costs were partially offset by a $2.1 million decrease in bad debt expense and a $1.5 million decrease in legal expenses. The increase in third-party professional fees and business insurance costs were primarily driven by our programmatic acquisition activity. As a percentage of revenues before reimbursable expenses, selling, general and administrative expenses decreased to 19.1% during 2025, compared to 19.3% during 2024. This decrease was primarily attributable to revenue growth that outpaced the increase in compensation costs for our support personnel.

Other Losses (Gains), Net
Other losses (gains), net totaled a net loss of $3.1 million for the year ended December 31, 2025 and a net gain of $14.2 million for the year ended December 31, 2024. The $3.1 million of other losses, net for the year ended December 31, 2025 primarily consisted of net remeasurement charges to increase the fair value of our contingent consideration liabilities related to business combinations. The $14.2 million of other gains, net for the year ended December 31, 2024 primarily consisted of a pre-tax $15.0 million litigation settlement gain for a completed legal matter in which Huron was the plaintiff and $0.5 million of net remeasurement gains to decrease the fair value of our contingent consideration liabilities related to business combinations.
See Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Restructuring Charges
Restructuring charges for the year ended December 31, 2025 were $9.1 million, compared to $9.9 million for the year ended December 31, 2024. The $9.1 million of restructuring charges recognized in 2025 primarily consisted of $3.8 million of severance-related expenses; $3.1 million of rent and related expenses, net of sublease income, for our previously vacated office spaces; $1.4 million of accelerated depreciation and amortization on the related fixed assets and right-of-use operating lease assets recognized when we abandoned our office spaces in Pensacola, Florida and Boston, Massachusetts; and a $0.7 million non-cash lease impairment charge driven by updated sublease assumptions for a previously vacated office space.
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
Depreciation and Amortization
Depreciation and amortization expense increased $6.8 million, or 27.4%, to $31.6 million for the year ended December 31, 2025, compared to $24.8 million for the year ended December 31, 2024. The $6.8 million increase in depreciation and amortization expense was primarily attributable to increases in amortization of intangible assets acquired in business acquisitions and internally developed software.
Operating Income
Operating income increased $9.8 million, or 5.8%, to $178.6 million for the year ended December 31, 2025 from $168.8 million for the year ended December 31, 2024. Operating margin, which is defined as operating income expressed as a percentage of revenues before reimbursable expenses, decreased to 10.7% for 2025, compared to 11.4% for 2024.
Operating income and operating margin for each of our segments as well as unallocated corporate expenses were as follows:

Segment Operating Income (in thousands, except operating margin percentages)	Year Ended December 31,				Increase / (Decrease)
	2025		2024
Healthcare	$255,582	30.5%	$208,928	27.6%	$46,654
Education	$113,186	22.6%	$108,521	22.9%	$4,665
Commercial	$55,857	17.2%	$51,198	20.0%	$4,659

Unallocated Corporate Expenses (in thousands)
Unallocated corporate expenses	$217,564		$191,180		$26,384
•Healthcare operating income increased $46.7 million, or 22.3%, primarily due to the increase in revenues before reimbursable expenses, as well as decreases in salaries and related expenses for our support personnel, bad debt expense, and practice administration and meetings expenses; partially offset by increases in compensation costs for our revenue-generating professionals and technology expenses. The increases in compensation costs for our revenue-generating professionals were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2025, as well as increases in performance bonus expense, signing, retention and other bonus expense, and share-based compensation expense. Healthcare operating margin increased to 30.5% from 27.6% primarily due to the decreases in salaries and related expenses for our support personnel, bad debt expense, and practice administration and meetings expenses, and revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals.
•Education operating income increased $4.7 million, or 4.3%, primarily due to the increase in revenues before reimbursable expenses; partially offset by increases in compensation costs for our revenue-generating professionals and support personnel, amortization of internally developed software, contractor expenses, practice administration and meeting expenses, promotion and marketing expenses, and project costs. The increases in compensation costs for our revenue-generating professionals and support personnel were primarily driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2025, partially offset by a decrease in performance bonus expense for our revenue-generating professionals. Education operating margin decreased to 22.6% from 22.9% primarily driven by the increases in amortization of internally developed software, salaries and related expenses for our support personnel, contractor expenses, practice administration and meetings expenses, projects costs and promotion and marketing expenses, all as percentages of revenues before reimbursable expenses; partially offset by revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and the decrease in performance bonus expense for our revenue-generating professionals.
•Commercial operating income increased $4.7 million, or 9.1%, primarily due to the increase in revenues before reimbursable expenses, partially offset by increases in compensation costs for our revenue-generating professionals, contractor expenses, salaries and related expenses for our support personnel and restructuring charges. The increase in compensation costs for our revenue-generating professionals was primarily due to the increased headcount, driven by our acquisitions of AXIA Consulting and Treliant, annual salary increases that went into effect in the first quarter of 2025, and increases in performance bonus expense and signing, retention and other bonus expense. Commercial operating margin decreased to 17.2% from 20.0% primarily driven by the increases in salaries and related expenses for our revenue-generating professionals and contractor expenses, as percentages of revenues before reimbursable expenses; partially offset by revenue growth that outpaced the increase in performance bonus expense for our revenue-generating professionals.
•Unallocated corporate expenses increased $26.4 million, or 13.8%, primarily due to increases in compensation costs for our support personnel, software and data hosting expenses, third-party professional fees, business insurance costs, promotion and marketing expenses, and practice administration and meeting expenses. The increase in compensation costs for our support personnel was primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2025 and an increase in deferred compensation expense attributable to the change in the market value of our deferred compensation liability. The increases in third-party professional fees and business insurance costs were primarily driven by our programmatic acquisition activity.
Other Income (Expense), Net
Interest expense, net of interest income increased $8.9 million to $34.2 million for the year ended December 31, 2025 from $25.3 million for the year ended December 31, 2024, which was primarily attributable to higher levels of borrowing and higher interest rates under our senior secured credit facility in 2025 compared to 2024. See “Liquidity and Capital Resources” below and Note 7 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income (expense), net totaled expense of $9.3 million for the year ended December 31, 2025, compared to income of $10.5 million for the year ended December 31, 2024. In 2025, we recognized pre-tax $10.4 million of non-cash credit-related impairment charges related to our convertible debt investment in a third-party and non-cash impairment charges of $5.0 million on our equity investment in a hospital-at-home company. These losses were partially offset by a $5.7 million gain recognized for the market value of our investments that are used to fund our deferred compensation liability and $0.4 million of foreign currency transaction gains. In 2024, we recognized a $4.6 million gain for the market value of our investments that are used to fund our deferred compensation liability, a $3.6 million gain related to the divestiture of our Studer Education practice, and $2.1 million of foreign currency transaction gains. The gains recognized in 2025 and 2024 related to the market value of our investments that are used to fund our deferred compensation liability were offset with deferred compensation expense attributable to the change in the market value of our deferred compensation liability which is recognized as a component of selling, general and administrative expenses on our consolidated statements of operations.
See Note 3 “Acquisitions and Divestitures” within the notes to our consolidated financial statements for additional information on the divestiture completed in 2024, Note 12 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our foreign exchange forward contracts, Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our convertible debt and equity investments, and Note 15 “Employee Benefit and Deferred Compensation Plans” within the notes to our consolidated financial statements for additional information on our deferred compensation plan.

Income Tax Expense
For the year ended December 31, 2025, our effective tax rate was 22.2% as we recognized income tax expense of $30.0 million on income of $135.1 million. The effective tax rate of 22.2% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the year. This favorable item was partially offset by certain nondeductible expense items.
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
Net Income and Earnings per Share
Net income decreased $11.6 million, or 9.9%, to $105.0 million for the year ended December 31, 2025 from $116.6 million for the year ended December 31, 2024. Net income for 2025 includes $7.7 million of non-cash impairment charges, net of tax, related to our convertible debt investment in a third-party. Net income for 2024 includes an $11.1 million litigation settlement gain, net of tax, related to a completed legal matter in which Huron was the plaintiff. Diluted earnings per share for the year ended December 31, 2025 decreased to $5.84, compared to $6.27 for the year ended December 31, 2024, driven by the decrease in net income, partially offset by a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan. The non-cash credit-related impairment charges on our convertible debt investment had an unfavorable $0.43 impact on diluted EPS for the year ended December 31, 2025, while the litigation settlement gain related to a completed legal matter in which Huron was the plaintiff had a favorable impact of $0.60 on diluted earnings per share for the prior year period.
EBITDA and Adjusted EBITDA
EBITDA decreased $3.3 million, or 1.6%, to $201.8 million for the year ended December 31, 2025 from $205.0 million for the year ended December 31, 2024. The decrease in EBITDA was primarily attributable to the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability; the pre-tax $15.0 million litigation settlement gain recognized in 2024 for a completed legal matter in which Huron was the plaintiff; the pre-tax $10.4 million of non-cash credit-related impairment charges recognized in 2025 related to our convertible debt investment in a third-party; and the $5.0 million of non-cash impairment charges recognized on our equity investment in a hospital-at-home company in 2025. These decreases were partially offset by the increases in segment operating income for all three of our segments, excluding segment depreciation and amortization.
Adjusted EBITDA increased $36.3 million, or 18.1%, to $237.5 million for the year ended December 31, 2025 from $201.2 million for the year ended December 31, 2024. The increase in adjusted EBITDA was primarily attributable to the increases in segment operating income for all three of our segments, excluding the impact of segment depreciation and amortization and segment restructuring charges; partially offset by the increase in unallocated corporate expenses, excluding the impacts of the change in the market value of our deferred compensation liability and transaction-related expenses.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $20.4 million, or 16.9%, to $140.8 million for the year ended December 31, 2025, compared to $120.4 million for the year ended December 31, 2024. As a result of the increase in adjusted net income, as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, adjusted diluted earnings per share increased to $7.83 in 2025, compared to $6.47 in 2024.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $24.5 million, $21.9 million, and $12.1 million at December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

Cash Flows (in thousands):	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$193,394	$201,319	$135,262
Net cash used in investing activities	(145,751)	(79,749)	(36,652)
Net cash used in financing activities	(45,030)	(111,635)	(98,327)
Effect of exchange rate changes on cash	(16)	(173)	32
Net increase in cash and cash equivalents	$2,597	$9,762	$315
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
Net cash provided by operating activities decreased $7.9 million to $193.4 million in 2025 from $201.3 million in 2024. The decrease in net cash provided by operating activities primarily related to an increase in payments for salaries and related expenses for our revenue-generating professionals, an increase in payments for selling, general and administrative expenses, a $15 million litigation settlement received in 2024 for a completed legal matter in which Huron was the plaintiff, an increase in the amount paid for annual performance bonuses in the first quarter of 2025 compared to the first quarter of 2024, and an increase in payments for contractor expenses; largely offset by an increase in cash collections in 2025 compared to the prior year.
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
Net cash used in investing activities was $145.8 million for 2025 which primarily consisted of $111.6 million for purchases of businesses; $20.6 million for payments related to internally developed software to advance our Education and Healthcare software products; $10.4 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; and $3.2 million for contributions to our life insurance policies.
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
We estimate that cash utilized for purchases of property and equipment and software development in 2026 will total approximately $30 million to $40 million; primarily consisting of leasehold improvements and furniture and fixtures for certain office locations, information technology-related equipment to support our corporate infrastructure, and software development costs.
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

Net cash used in financing activities was $45.0 million in 2025. The net borrowings of $153.3 million during 2025 were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2025, and our programmatic business acquisitions. The aggregate borrowings and repayments during 2025 include the $400 million term loan proceeds received in the third quarter of 2025 under the Amended Credit Agreement, which were used to repay outstanding borrowings under the Third Amended and Restated Credit Agreement (the “Existing Credit Agreement”). In conjunction with the closing of the Amended Credit Agreement, we paid $3.1 million of debt issuance costs. See “Financing Arrangements” below for additional information on the Amended Credit Agreement. Additionally, during 2025, we paid $166.7 million for the settlement of share repurchases and we reacquired $33.6 million of common stock as a result of tax withholdings upon vesting of share-based compensation. These uses of cash for financing activities were partially offset by $5.1 million of cash received from stock option exercises in 2025.
Net cash used in financing activities was $111.6 million in 2024. During 2024, we borrowed $743.5 million and made repayments on our borrowings of $709.8 million. The borrowings and repayments during 2024 include the $275.0 million term loan proceeds received under the Existing Credit Agreement in the first quarter of 2024, which were used to repay borrowings under the revolver in the first quarter of 2024. The net borrowings of $33.7 million were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2024. Additionally, in 2024, we paid $123.0 million for the settlement of share repurchases and we reacquired $22.1 million of common stock as a result of tax withholdings upon vesting of share-based compensation. We also made payments of $1.4 million for debt issuance costs related to the term loan established under the Existing Credit Agreement. These uses of cash for financing activities were partially offset by $1.8 million of cash received from stock option exercises in 2024.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Subsequently, our board of directors authorized extensions of the share repurchase program through December 31, 2026 and increased the authorized amount to $700 million, of which $99.0 million remained available as of December 31, 2025. In the first quarter of 2026, our board of directors authorized a further increase to the authorized amount under the share repurchase program from $700 million to $900 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Financing Arrangements
At December 31, 2025, we had $511.0 million outstanding under our Amended Credit Agreement, as discussed below.
The company has a $700 million Revolver and a $400 million Term Loan, subject to the terms of the Amended Credit Agreement, both of which mature on July 30, 2030. The Term Loan is subject to scheduled quarterly amortization payments of $5.0 million which began September 30, 2025 and continue through the maturity date of July 30, 2030, at which time the outstanding principal balance and all accrued interest will be due. The Amended Credit Agreement amended and restated the Existing Credit Agreement in its entirety.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At December 31, 2025 and December 31, 2024, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of December 31, 2025 was 1.93 to 1.00, compared to 1.39 to 1.00 as of December 31, 2024. Our Consolidated Interest Coverage Ratio as of December 31, 2025 was 8.12 to 1.00, compared to 10.50 to 1.00 as of December 31, 2024.

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
Borrowings outstanding under the Amended Credit Agreement at December 31, 2025 totaled $511.0 million, consisting of $121.0 million outstanding under the Revolver and $390.0 million outstanding under the Term Loan.
Borrowings outstanding under the Existing Credit Agreement at December 31, 2024 totaled $357.7 million, consisting of $93.0 million outstanding under the senior secured revolving credit facility of the Existing Credit Agreement and $264.7 million outstanding under the senior secured term loan facility of the Existing Credit Agreement.
These borrowings carried a weighted average interest rate of 5.3% at December 31, 2025 and 4.7% at December 31, 2024 including the impact of the interest rate swaps described in Note 12 “Derivative Instruments and Hedging Activity" within the notes to the consolidated financial statements.
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the agreement and outstanding letters of credit. At both December 31, 2025 and 2024, we had outstanding letters of credit totaling $0.4 million, which are used as security deposits for our office facilities. As of December 31, 2025 and 2024, the unused borrowing capacity under the Revolver was $578.6 million and $506.6 million, respectively.
Refer to Note 7 “Financing Arrangements” within the notes to the consolidated financial statements for additional information on our senior secured credit facility. For a discussion of certain risks and uncertainties related to the Amended Credit Agreement, see Part I—Item 1A. “Risk Factors.”
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
Our revenue is generated under four types of billing arrangements: fixed-fee; time-and-expense; performance-based; and software support, maintenance and subscriptions. Determining the method and amount of revenue to recognize requires us to make judgments and estimates.

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
Carrying Values of Goodwill and Other Intangible Assets
We test goodwill for impairment, at the reporting unit level, annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. As of December 31, 2025, we have three reporting units: Healthcare, Education, and Commercial.
Under GAAP, we have the option to first assess qualitative factors to determine whether the existence of current events or circumstances would lead to a determination that it is more likely than not that the fair value of one or more of our reporting units is greater than its carrying value. If we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying value, no further testing is necessary. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge is recorded in an amount equal to that difference with the loss not to exceed the total amount of goodwill allocated to the reporting unit.
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
The following is a discussion of the goodwill impairment test performed during 2025.
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2025 for our three reporting units: Healthcare, Education, and Commercial. We performed a qualitative assessment over all reporting units to determine if it was more likely than not the respective fair values of these reporting units were less than their carrying amounts, including goodwill.
For our qualitative assessment, we considered the most recent quantitative analysis performed for each reporting unit, which was as of November 30, 2024, including the key assumptions used within that analysis, the indicated fair values, and the amount by which those fair values exceeded their carrying amounts. One of the key assumptions used within the prior quantitative analysis was our internal financial projections; therefore, we considered the actual performance of each reporting unit during 2025 compared to the internal financial projections used, as well as specific outlooks for each reporting unit based on our most recent internal financial projections. We also reviewed the current carrying value of each reporting unit in comparison to the carrying values as of the prior quantitative analysis. In addition, we considered various factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events, that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our assessments, we determined that it was more likely than not that the fair values for each of our reporting units exceeded their respective carrying amounts. As such, the goodwill for our reporting units was not considered impaired as of November 30, 2025, and a quantitative goodwill impairment analysis was not necessary.
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

The carrying value of goodwill for each of our reporting units as of December 31, 2025 is as follows (in thousands):

Reporting Unit	Carrying Value of Goodwill
Healthcare	$511,600
Education	151,014
Commercial	124,282
Total	$786,896
Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill. Our intangible assets, net of accumulated amortization, totaled $72.9 million at December 31, 2025 and primarily consist of customer relationships, technology and software, trade names, customer contracts, and non-competition agreements, all of which were acquired through business combinations. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment charges for intangible assets were recorded in 2025.
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
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our senior secured credit facility. At our option, these borrowings will bear interest at one, three or six month Term SOFR or, in each case plus the applicable margin. At December 31, 2025, we had borrowings outstanding under the Amended Credit Agreement totaling $511.0 million that carried a weighted average interest rate of 5.3%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $2.6 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2024, we had borrowings outstanding under the Existing Credit Agreement totaling $357.7 million that carried a weighted average interest rate of 4.7%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $1.1 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.

We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of both December 31, 2025 and 2024, the aggregate notional amount of our forward interest rate swap agreements was $250.0 million. The outstanding interest rate swap agreements as of December 31, 2025 are scheduled to mature on a staggered basis through February 28, 2030.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates associated with our operations in India and Canada. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses and our translation risk related to our USD-denominated intercompany receivables in Canada by entering into foreign exchange forward contracts.
Indian Rupee Forward Contracts: As of December 31, 2025 and 2024, the aggregate notional amounts of these contracts were Indian Rupee (INR) 1.47 billion, or $16.3 million, and INR 1.40 billion, or $16.3 million, respectively, based on the exchange rates in effect as of each period end. The outstanding foreign exchange forward contracts as of December 31, 2025 are scheduled to mature monthly through December 31, 2026.
Canadian Dollar Forward Contracts: As of December 31, 2025, the notional amount of our outstanding Canadian Dollar forward contract was $25.0 million which is scheduled to settle on March 31, 2026. We had no outstanding Canadian Dollar forward contracts as of December 31, 2024.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign exchange forward contract portfolio. The sensitivity of the portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the derivatives and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the USD to INR and USD to CAD exchange rates would have an immaterial impact on the fair value of our hedge instruments as of December 31, 2025 and 2024.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. To the extent any decrease in fair value is the result of a credit impairment - calculated as the difference between the present value of expected cash flows to be generated from the investment and the cost basis, limited to the difference between the fair value and cost basis - such credit impairment charge is recorded to other income (expense), net in our consolidated statement of operations. As of December 31, 2025, the fair value of the investment was $34.1 million with a total cost basis of $40.9 million. The fair value of $34.1 million as of December 31, 2025 includes a non-cash credit-related impairment charge of $10.4 million. At December 31, 2024, the fair value of the investment was $62.3 million, with a total cost basis of $40.9 million. The decrease in fair value in 2025 was driven by a decrease in the projected cash flows of Shorelight, which reflects the current federal regulatory environment in which Shorelight operates.
We have an equity investment in a privately-held hospital-at-home company, which we account for as an equity security without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. As of December 31, 2025 and 2024, the carrying value of the investment was $2.4 million and $7.4 million, respectively, with a total cost basis of $5.0 million. In the first quarter of 2025, we recognized a non-cash impairment charge of $4.2 million on our investment based on the valuation anticipated from the hospital-at-home company's merger with a third-party. Upon the completion of the merger in the second quarter of 2025, we recognized an additional $0.8 million noncash impairment charge based on the final valuation utilized in the merger. The non-cash impairment charges were recorded to other income (expense), net in our consolidated statement of operations.
Refer to Note 13 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on these investments.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
Securities Trading Plans of Directors and Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted or terminated by our officers and/or directors during the fourth quarter of 2025, each of which intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Rule 10b5-1 Trading Plan Action	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Shares to be Sold
C. Mark Hussey - Chief Executive Officer, President and Director	Adoption	10/31/2025	10/30/2026	27,029
J. Ronald Dail - Executive Vice President and Chief Operating Officer	Termination	12/17/2025	5/4/2026	15,048
During the fourth quarter of 2025, none of our officers or directors adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers, Promoters and Control Persons
The information required by this item is incorporated by reference from portions of our definitive proxy statement for our annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A by April 30, 2026 (the “Proxy Statement”) under “Nominees to Board of Directors” and “Executive Officers.”
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
Insider Trading Policy
We have adopted an Insider Trading policy and procedures governing the purchase, sale and/or other disposition of our securities by directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable Nasdaq listing standards. A copy of our Insider Trading policy is filed as Exhibit 19.1 with the Annual Report on Form 10-K for the year ended December 31, 2024.

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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information with respect to equity compensation plans approved by shareholders as of December 31, 2025. We do not have equity compensation plans that have not been approved by shareholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (excluding shares in 1st column)
Equity compensation plans approved by shareholders:
2012 Omnibus Incentive Plan(1)	94,882	$88.26	1,574,095
Stock Ownership Participation Program(2)	—	N/A	331,297
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	94,882	$88.26	1,905,392
(1)Our 2012 Omnibus Incentive Plan was approved by our shareholders at our annual meeting held on May 1, 2012. Subsequent to the initial approval and through December 31, 2025, our shareholders have approved amendments to the 2012 Omnibus Incentive Plan to increase the number of shares authorized for issuance to 6.3 million shares, in the aggregate.
(2)Our Stock Ownership Participation Program was approved by our shareholders at our annual meeting held on May 1, 2015. Subsequent to the initial approval and through December 31, 2025, our shareholders have approved amendments to the Stock Ownership Participation Program to increase the number of shares authorized for issuance to 1.1 million shares, in the aggregate.
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
3.Exhibit Index

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
				Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, effective May 3, 2024.			DEF 14A		Appendix A	3/22/2024
3.2	Amended and Restated Bylaws of Huron Consulting Group Inc. (as amended on May 15, 2023).			8-K		3.2	5/19/2023
4.1	Specimen Stock Certificate.			S-1 (File No. 333- 115434)		4.1	10/5/2004
4.2	Description of Securities.			10-K		4.2	2/25/2025
10.1	Office Lease, dated December 2003, between Union Tower, LLC and Huron Consulting Services LLC (formerly known as Huron Consulting Group LLC).			S-1 (File No. 333- 115434)		10.1	10/5/2004
10.2*	Huron Consulting Group Inc. Deferred Compensation Plan as Amended and Restated effective January 1, 2009.			10-K	12/31/2008	10.12	2/24/2009
10.3*	Senior Management Agreement by and between Huron Consulting Group Inc. and John D. Kelly.			8-K		10.1	1/6/2017
10.4	First Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated August 23, 2004.			10-K	12/31/2012	10.17	2/21/2013
10.5	Second Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated March 14, 2007.			10-K	12/31/2012	10.18	2/21/2013
10.6	Third Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated April 2, 2010.			10-K	12/31/2012	10.19	2/21/2013
10.7	Fourth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 31, 2012.			8-K		10.1	1/4/2013
10.8†	Fifth Amendment to Lease by and between Huron Consulting Services LLC and Union Tower, LLC, dated December 1, 2013.			10-K	12/31/2019	10.13	2/26/2020
10.9	Sixth Amendment to Lease by and between Huron Consulting Services LLC and Onni Van Buren Chicago LLC, dated October 3, 2019.			8-K		10.1	10/16/2019

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.10*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement.			10-K	12/31/2012	10.20	2/21/2013
10.11*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Performance Stock Unit Agreement.			10-K	12/31/2014	10.32	2/24/2015
10.12*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Stock Option Agreement.			10-K	12/31/2014	10.33	2/24/2015
10.13*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan NEO Performance Stock Unit Agreement.			10-K	12/31/2014	10.34	2/24/2015
10.14*	Form of the Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Unit Agreement.			10-Q	9/30/2021	10.1	11/2/2021
10.15*	Senior Management Agreement by and between Huron Consulting Group Inc. and James R. Dail Jr.			8-K		10.1	6/7/2022
10.16*	Senior Management Agreement by and between Huron Consulting Group Inc. and C. Mark Hussey.			8-K/A		10.1	12/29/2022
10.17*	Huron Consulting Group Inc. Stock Ownership Participation Program, as amended effective November 23, 2022			10-K	12/31/2022	10.26	2/28/2023
10.18*	Huron Consulting Group Inc. 2012 Omnibus Incentive Plan, as amended and restated effective December 8, 2023.			10-K	12/31/2023	10.25	2/27/2024
10.19*	Amendment to Huron Consulting Group Inc. Stock Ownership Participation Program, effective May 3, 2024.			DEF 14A		Appendix B	3/22/2024
10.20*	Amendment to Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth			10-Q	3/31/2024	10.1	4/30/2024
10.21*	Amendment to Huron Consulting Group Inc. 2012 Omnibus Incentive Plan Restricted Stock Agreement, effective May 9, 2025.			DEF 14A		Appendix A	3/28/2025
10.22*	Amendment to Huron Consulting Group Inc. Stock Ownership Participation Program, effective May 9, 2025.			DEF 14A		Appendix B	3/28/2025
10.23*	Amendment to Senior Management Agreement by and between Huron Consulting Group Inc. and James R. Dail Jr.			10-Q	3/31/2025	10.1	4/29/2025
10.24*	Amendment to Senior Management Agreement by and between Huron Consulting Group Inc. and John D. Kelly			10-Q	3/31/2025	10.2	4/29/2025
10.25*	Senior Management Agreement by and between Huron Consulting Group Inc. and Hope Katz			10-Q	3/31/2025	10.3	4/29/2025

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.26†
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
				8-K		10.1	7/31/2025
10.27	Fourth Amended and Restated Security Agreement, dated as of July 30, 2025.			8-K		10.2	7/31/2025
10.28	Fourth Amended and Restated Pledge Agreement, dated as of July 30, 2025.			8-K		10.3	7/31/2025
10.29*	Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth.	X
10.30*	Amendment to Huron Consulting Group Inc. Employee Stock Purchase Plan, effective December 2, 2025.	X
19.1	Huron Consulting Group Inc.'s Insider Trading Policy.			10-K		19.1	2/25/2025
21.1	List of Subsidiaries of Huron Consulting Group Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
97.1	Huron Consulting Group Inc.'s Compensation Clawback Policy, as amended and restated effective February 14, 2025.			10-K		97.1	2/25/2025
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.
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

Huron Consulting Group Inc.
(Registrant)

Signature	Title	Date

/s/ C. MARK HUSSEY	Chief Executive Officer, President and Director	2/24/2026
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

Signature	Title	Date

/s/ C. MARK HUSSEY	Chief Executive Officer, President and Director (Principal Executive Officer)	2/24/2026
C. Mark Hussey

/s/ HUGH E. SAWYER	Non-Executive Chairman of the Board	2/24/2026
Hugh E. Sawyer

/s/ JAMES H. ROTH	Vice Chairman of the Board	2/24/2026
James H. Roth

/s/ JOHN D. KELLY	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	2/24/2026
John D. Kelly

/s/ KYLE D. FEATHERSTONE	Chief Accounting Officer (Principal Accounting Officer)	2/24/2026
Kyle D. Featherstone

/s/ JOY T. BROWN	Director	2/24/2026
Joy T. Brown

/s/ H. EUGENE LOCKHART	Director	2/24/2026
H. Eugene Lockhart

/s/ PETER K. MARKELL	Director	2/24/2026
Peter K. Markell

/s/ JOHN F. MCCARTNEY	Director	2/24/2026
John F. McCartney

/s/ EKTA SINGH-BUSHELL	Director	2/24/2026
Ekta Singh-Bushell

/s/ DEBRA ZUMWALT	Director	2/24/2026
Debra Zumwalt

HURON CONSULTING GROUP INC.
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Huron Consulting Group Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Huron Consulting Group Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and other comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition - Fixed-Fee and Performance-Based Billing Arrangements
As described in Note 2 to the consolidated financial statements, the Company’s total consolidated revenues were $1.7 billion for the year ended December 31, 2025, which included a portion related to revenue from fixed-fee billing arrangements and a portion related to revenue from performance-based billing arrangements. Under fixed-fee billing arrangements, the Company agrees to a pre-established fee in exchange for a predetermined set of professional services and revenue is recognized based on work completed to date versus management’s estimates of the total services to be provided under the engagement. Under performance-based billing arrangements, fees are tied to the attainment of contractually defined objectives and revenue is recognized based on an estimate of variable consideration and work completed to date versus management’s estimates of the total services to be provided under the engagement. Variable consideration is estimated using either the expected value method or the most likely amount method, as appropriate, net of a constraint to limit the amount that could be reversed when the uncertainty is resolved.
The principal considerations for our determination that performing procedures relating to revenue recognition under fixed-fee and performance-based billing arrangements is a critical audit matter are (i) the significant judgment by management when developing the estimates of revenue to be recognized for these billing arrangements and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimating the total services to be provided for fixed-fee and performance-based billing arrangements and estimating variable consideration in performance-based billing arrangements.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process under fixed-fee and performance-based billing arrangements. These procedures also included, among others, for a sample of open engagements (i) testing management’s process for developing the estimated total services to be provided and (ii) evaluating the reasonableness of the significant assumptions used by management specific to each engagement related to estimating total services to be provided. Evaluating the reasonableness of the assumptions related to estimating the total services to be provided involved considering (i) management’s historical forecasting accuracy; (ii) evidence to support the relevant aforementioned assumptions; and (iii) evaluating performance to date to assess the reasonableness of the estimate of total services to be provided. Additionally, for performance-based billing arrangements, procedures included, among others, for a sample of open engagements evaluating the reasonableness of management’s estimate of variable consideration, including (i) the necessity of applying a constraint; (ii) evaluating performance to date towards the attainment of contractually defined objectives; and (iii) trends in past performance.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 24, 2026

We have served as the Company's auditor since 2002.

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$24,508	$21,911
Receivables from clients, net of allowances of $10,519 and $11,575, respectively	186,506	197,771
Unbilled services, net of allowances of $3,384 and $2,203, respectively	195,464	160,017
Income tax receivable	8,430	1,355
Prepaid expenses and other current assets	33,676	28,063
Total current assets	448,584	409,117
Property and equipment, net	23,472	21,678
Deferred income taxes, net	3,563	2,546
Long-term investments, net of allowances of $10,382 and $0, respectively	36,433	69,712
Operating lease right-of-use assets	20,027	19,176
Other non-current assets	134,781	116,569
Intangible assets, net	72,927	26,076
Goodwill	786,896	678,743
Total assets	$1,526,683	$1,343,617
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,354	$11,539
Accrued expenses and other current liabilities	38,117	26,768
Accrued payroll and related benefits	266,950	247,579
Current maturities of long-term debt	20,000	13,750
Current maturities of operating lease liabilities	14,304	12,315
Deferred revenues	31,708	26,869
Total current liabilities	383,433	338,820
Non-current liabilities:
Deferred compensation and other liabilities	63,316	42,481
Long-term debt, net of current portion	489,665	342,857
Operating lease liabilities, net of current portion	24,371	29,686
Deferred income taxes, net	37,269	28,446
Total non-current liabilities	614,621	443,470
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 20,465,234 and 20,780,928 shares issued, respectively	205	208
Treasury stock, at cost, 3,269,301 and 3,065,633 shares, respectively	(189,989)	(160,093)
Additional paid-in capital	87,885	177,673
Retained earnings	636,693	531,653
Accumulated other comprehensive income (loss)	(6,165)	11,886
Total stockholders’ equity	528,629	561,327
Total liabilities and stockholders’ equity	$1,526,683	$1,343,617
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Revenues before reimbursable expenses	$1,662,836	$1,486,085	$1,362,060
Reimbursable expenses	36,307	35,720	36,695
Total revenues	1,699,143	1,521,805	1,398,755
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	1,122,429	1,010,077	942,697
Reimbursable expenses	36,301	35,715	36,766
Selling, general and administrative expenses	318,015	286,655	257,932
Other losses (gains), net	3,072	(14,196)	(444)
Restructuring charges	9,136	9,913	11,550
Depreciation and amortization	31,620	24,822	24,906
Total operating expenses	1,520,573	1,352,986	1,273,407
Operating income	178,570	168,819	125,348
Other income (expense), net:
Interest expense, net of interest income	(34,197)	(25,347)	(19,573)
Other income (expense), net	(9,293)	10,544	(21,880)
Total other income (expense), net	(43,490)	(14,803)	(41,453)
Income before taxes	135,080	154,016	83,895
Income tax expense	30,040	37,390	21,416
Net income	$105,040	$116,626	$62,479
Earnings per share:
Net income per basic share	$6.02	$6.52	$3.32
Net income per diluted share	$5.84	$6.27	$3.19
Weighted average shares used in calculating earnings per share:
Basic	17,445	17,894	18,832
Diluted	17,991	18,613	19,601
Comprehensive income (loss):
Net income	$105,040	$116,626	$62,479
Foreign currency translation adjustments, net of tax	1,690	(3,391)	512
Unrealized gain (loss) on investment, net of tax	(15,041)	(4,177)	7,811
Unrealized loss on cash flow hedging instruments, net of tax	(4,700)	(3,373)	(3,615)
Other comprehensive income (loss)	(18,051)	(10,941)	4,708
Comprehensive income	$86,989	$105,685	$67,187
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	22,231,593	$223	(2,953,147)	$(137,556)	$318,706	$352,548	$18,119	$552,040
Comprehensive income						62,479	4,708	67,187
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	338,173	3	124,216	5,956	(5,959)			—
Exercise of stock options	51,266	1			2,523			2,524
Purchase of business	16,337	—			1,646			1,646
Share-based compensation					43,658			43,658
Shares redeemed for employee tax withholdings			(146,390)	(10,536)				(10,536)
Share repurchases	(1,461,815)	(15)			(123,612)			(123,627)
Balance at December 31, 2023	21,175,554	$212	(2,975,321)	$(142,136)	$236,962	$415,027	$22,827	$532,892
Comprehensive income						116,626	(10,941)	105,685
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	587,152	6	81,446	4,128	(4,134)			—
Exercise of stock options	32,986	—			1,832			1,832
Purchases of businesses	185,069	2			20,849			20,851
Share-based compensation					44,237			44,237
Shares redeemed for employee tax withholdings			(223,800)	(22,085)				(22,085)
Other capital contributions					113			113
Share repurchases	(1,218,434)	(12)			(122,186)			(122,198)
Balance at December 31, 2024	20,762,327	$208	(3,117,675)	$(160,093)	$177,673	$531,653	$11,886	$561,327
Comprehensive income						105,040	(18,051)	86,989
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	555,578	6	68,801	3,672	(3,678)			—
Exercise of stock options	84,953	1			5,087			5,088
Purchases of businesses	223,745	2			29,205			29,207
Share-based compensation					45,759			45,759
Shares redeemed for employee tax withholdings			(222,568)	(33,568)				(33,568)
Share repurchases	(1,166,077)	(12)			(166,161)			(166,173)
Balance at December 31, 2025	20,460,526	$205	(3,271,442)	$(189,989)	$87,885	$636,693	$(6,165)	$528,629
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$105,040	$116,626	$62,479
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	32,429	25,300	24,938
Non-cash lease expense	6,767	6,065	6,321
Lease-related impairment charges	738	3,513	6,248
Share-based compensation	46,512	45,074	45,697
Amortization of debt discount and issuance costs	1,147	1,078	769
Allowances for doubtful accounts	942	3,073	421
Deferred income taxes	10,880	2,613	(6,182)
(Gains) losses on sale of property and equipment	132	(101)	(64)
Gain on sale of businesses, excluding transaction costs	—	(4,309)	—
Change in fair value of contingent consideration liabilities	2,952	(533)	(490)
Change in fair value of preferred stock investment	5,014	—	26,262
Credit-related impairment charge on convertible debt investment	10,382	—	—
Changes in operating assets and liabilities, net of acquisitions and divestiture:
(Increase) decrease in receivables from clients, net	16,904	(30,496)	(15,046)
(Increase) decrease in unbilled services, net	(31,827)	31,123	(49,051)
(Increase) decrease in current income tax receivable / payable, net	(7,797)	5,412	(5,139)
(Increase) decrease in other assets	(12,579)	(8,153)	(6,535)
Increase (decrease) in accounts payable and other liabilities	(6,253)	(12,228)	(6,948)
Increase (decrease) in accrued payroll and related benefits	9,330	16,370	51,022
Increase (decrease) in deferred revenues	2,681	892	560
Net cash provided by operating activities	193,394	201,319	135,262
Cash flows from investing activities:
Purchases of property and equipment	(10,437)	(8,651)	(9,444)
Investments in life insurance policies	(3,241)	(2,594)	(3,074)
Distributions from life insurance policies	—	—	2,956
Purchases of businesses, net of cash acquired	(111,630)	(49,503)	(1,613)
Capitalization of internally developed software costs	(20,647)	(23,932)	(25,742)
Proceeds from note receivable	154	154	154
Proceeds from sale of property and equipment	50	102	111
Proceeds from divestitures of businesses	—	4,675	—
Net cash used in investing activities	(145,751)	(79,749)	(36,652)
Cash flows from financing activities:
Proceeds from exercises of stock options	5,087	1,832	2,524
Shares redeemed for employee tax withholdings	(33,568)	(22,085)	(10,536)
Share repurchases	(166,725)	(123,006)	(122,757)
Proceeds from bank borrowings	1,108,000	743,500	354,000
Repayments of bank borrowings	(954,688)	(709,813)	(320,000)
Payments for debt issuance costs	(3,100)	(1,446)	(58)
Deferred payments on business acquisition	(36)	(617)	(1,500)
Net cash used in financing activities	(45,030)	(111,635)	(98,327)
Effect of exchange rate changes on cash	(16)	(173)	32
Net increase in cash and cash equivalents	2,597	9,762	315
Cash and cash equivalents at beginning of the period	21,911	12,149	11,834
Cash and cash equivalents at end of the period	$24,508	$21,911	$12,149
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$6,417	$5,016	$5,156
Common stock issued related to purchases of businesses	$29,207	$20,851	$1,646
Contingent consideration accrued related to purchases of businesses	$20,251	$36	$374
Note receivable issued related to divestiture of business	$—	$2,250	$—
Share repurchases included in current liabilities	$—	$636	$1,030
Excise tax on net share repurchases included in current liabilities	$616	$533	$947
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
We provide our services and products and manage our business under three operating segments - Healthcare, Education, and Commercial - which aligns our business by industry. The Commercial segment includes all industries outside of healthcare and education, including, but not limited to, financial services, industrials and manufacturing, energy and utilities, and the public sector. We also provide revenue reporting across two principal capabilities: i) Consulting and Managed Services and ii) Digital, which are methods by which we deliver our services and products.
See Note 19 “Segment Information” for a discussion of our three segments.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements reflect the financial position at December 31, 2025 and 2024, and the results of operations and cash flows for the years ended December 31, 2025, 2024, and 2023.
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
Revenue Recognition
We generate substantially all of our revenues from providing professional services to our clients. We also generate revenues from software support and maintenance and subscriptions to our cloud-based analytic tools and solutions; software licenses; speaking engagements; conferences; and publications. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, we allocate the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on our overall pricing objectives, taking into consideration market conditions and other factors.
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
We generate our revenues under four types of billing arrangements: fixed-fee; time-and-expense; performance-based; and software support, maintenance and subscriptions.
•Fixed-fee: In fixed-fee billing arrangements, we agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. Fixed-fee billing arrangements may include multiple performance obligations, including consulting services, coaching services, software licenses, speaking engagements, conferences, and publications. We generally recognize revenues under fixed-fee billing arrangements for consulting services using a proportionate performance approach, which is based on work completed to date versus our estimates of the total services to be provided under the engagement. Revenues from certain performance obligations, such as coaching services and software products, are generally recognized on a straight-line basis over the length of the contract. Revenues from software licenses, speaking engagements, conferences and publications, are generally recognized at the time the goods or services are provided. Estimates of engagement revenues recognized and the related cost of services are monitored regularly during the term of the engagement.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
•Time-and-expense: Under time-and-expense billing arrangements, we invoice our clients based on the number of hours worked by our revenue-generating professionals at agreed upon rates. Time-and-expense arrangements also include a portion of our Healthcare managed services contracts and certain speaking engagements, conferences, and publications purchased outside of a fixed-fee billing arrangement. We recognize revenues under time-and-expense arrangements as the related services or publications are provided, using the right to invoice practical expedient which allows us to recognize revenue in the amount that we have a right to invoice based on the number of hours worked and the agreed upon hourly rates or the value of the speaking engagements, conferences or publications purchased by our clients.
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
•Software support, maintenance and subscriptions: We generate subscription revenue from our cloud-based analytic tools and solutions including our cloud-based revenue cycle management software and research administration and compliance software. Additionally, clients that have purchased one of our software licenses can pay an annual fee for software support and maintenance. Software support, maintenance and subscription revenues are recognized ratably over the support or subscription period. These fees are generally billed in advance and included in deferred revenues until recognized as revenue.
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
Capitalized Sales Commissions
Sales commissions earned by our sales professionals are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions with an expected amortization period greater than one year are deferred and amortized on a systematic basis that is consistent with the revenue recognition model for the associated contract. We elected to apply the practical expedient to expense sales commissions as incurred when the expected amortization period is one year or less. Amortization expense is recorded to direct costs. During the years ended December 31, 2025, 2024, and 2023, we amortized $0.5 million, $0.3 million, and $0.2 million, respectively, of capitalized sales commissions. Unamortized sales commissions were $0.6 million and $0.5 million as of December 31, 2025 and 2024, respectively.
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
Concentrations of Credit Risk
To the extent receivables from clients become delinquent, collection activities commence. No single client balance is considered large enough to pose a material credit risk. The allowances for doubtful accounts and unbilled services are based upon the expected ability to collect accounts receivable and bill and collect unbilled services. Management does not anticipate incurring losses on accounts receivable and unbilled services in excess of established allowances. See Note 19 “Segment Information” for concentration of accounts receivable and unbilled services.
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
Long-term Investments
Our long-term investments consist of our convertible debt investment in Shorelight Holdings, LLC (“Shorelight”) and equity investment in a hospital-at-home company.
We classified the convertible debt investment in Shorelight as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. The investment is carried at fair value with unrealized holding gains and losses reported in other comprehensive income. If the investment is in an unrealized loss position due to significant credit deterioration of the investee, we recognize an allowance to decrease the carrying value of the investment to the fair value, which may be reversed in the event that the credit of an issuer improves. In the event there are realized gains and losses or credit allowances recognized, we will record the amount in earnings. See Note 13 “Fair Value of Financial Instruments” for additional information on our convertible debt investment in Shorelight, including the net unrealized losses and credit allowances recognized in 2025.
We classified the equity investment in the hospital-at-home company as an equity security without a readily determinable value at the time of purchase and reevaluate such classification as of each balance sheet date. We elected to apply the measurement alternative at the time of purchase and will continue to do so until the investment does not qualify to be so measured. Under the measurement alternative, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the company. On a quarterly basis, we review the information available to determine whether an orderly and observable transaction for the same or similar equity instrument occurred or if factors indicate that a significant decrease in value has occurred. We remeasure to the fair value of the equity investment using such identified information with changes in the fair value recorded in our consolidated statement of operations. See Note 13 “Fair Value of Financial Instruments” for additional information on our equity investment, including the cumulative unrealized losses recognized since our initial investment and the impairment loss recognized in 2025.
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
Leases
We determine if an arrangement contains a lease and the classification of such lease at inception. As of December 31, 2025 and 2024, all of our material leases are classified as operating leases; we have not entered into any material finance leases. For all operating leases with an initial term greater than 12 months, we recognize an operating lease right-of-use (“ROU”) asset and operating lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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
Operating lease expense is recognized on a straight-line basis over the lease term and recorded within selling, general and administrative expenses on our consolidated statement of operations. Lease expense incurred related to previously vacated office spaces and lease impairment charges are recorded to restructuring expenses on our consolidated statement of operations. In accordance with our accounting policy for impairment of long-lived assets, operating lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease ROU asset is assigned may not be recoverable. We evaluate the recoverability of the asset group based on forecasted undiscounted cash flows. See Note 5 “Leases” and Note 11 “Restructuring Charges” for additional information on our leases, including the lease impairment charges recorded in 2025, 2024 and 2023.
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
Under ASC 350-40, we capitalize software development costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once the project is substantially complete and ready for its intended use, these costs are amortized on a straight-line basis over the technology's estimated useful life. Acquired technology assets are initially recorded at fair value and amortized on a straight-line basis over the estimated useful life. As of December 31, 2025, gross capitalized internal-use software development costs and related accumulated amortization was $109.7 million and $38.7 million, respectively. As of December 31, 2024, gross capitalized internal-use software development costs and related accumulated amortization was $94.3 million and $33.8 million, respectively. During the years ended December 31, 2025, 2024, and 2023, we amortized $9.5 million, $7.6 million, and $6.5 million, respectively, of such software development costs.
Under ASC 985, software development costs are expensed until technological feasibility has been established. Thereafter, and until the software is available for general release to customers, these software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. These capitalized development costs are amortized in proportion to current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. As of December 31, 2025, gross capitalized software development costs related to software products that will be sold, leased or otherwise marketed and related accumulated amortization was $0.9 million and $0.2 million, respectively. As of December 31, 2024, gross capitalized software development costs related to software products that will be sold, leased or otherwise marketed and related accumulated amortization was $0.7 million and $0.1 million, respectively. During both of the years ended December 31, 2025 and 2024, we amortized $0.1 million of such capitalized costs. We did not capitalize any material development costs for this type of software during 2023.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Implementation Costs Incurred in a Cloud Computing Arrangement
We incur costs to implement cloud computing arrangements that are service contracts. We capitalize certain costs associated with the implementation of the cloud computing arrangements, including employee payroll and related benefits and third party consulting costs, incurred during the application development stage of a project. These costs are amortized on a straight-line basis over the term of the hosting service contracts, including renewal periods we are reasonably certain to exercise, and recognized as a component of selling, general and administrative expenses on our consolidated statement of operations. As of December 31, 2025, gross capitalized implementation costs incurred in a cloud computing arrangement and related accumulated amortization was $8.7 million and $3.9 million, respectively. As of December 31, 2024, gross capitalized implementation costs incurred in a cloud computing arrangement and related accumulated amortization was $7.7 million and $3.0 million, respectively. During the years ended December 31, 2025, 2024 and 2023 we recognized amortization of our capitalized implementation costs of $0.9 million, $0.8 million and $0.7 million, respectively. Our capitalized implementation costs primarily relate to the implementation of a new ERP system. In January 2021, we successfully went live with the new ERP system, and we continue to progress with additional functionality and integrations. These capitalized costs are included as a component of prepaid expenses and other current assets and other non-current assets on our consolidated balance sheet.
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
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, right-of-use assets, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a significant decline in forecasted operating results over an extended period of time. We evaluate the recoverability of long-lived assets based on forecasted undiscounted cash flows. See Note 5 “Leases” and Note 11 “Restructuring Charges” for information on our operating lease ROU asset impairment charges recorded in 2025, 2024, and 2023 and fixed asset impairment charges recorded in 2024 and 2023. No material impairment charges for other long-lived assets were recorded in 2025, 2024, or 2023.
Goodwill
For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. We are required to test goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. We perform our annual goodwill impairment test as of November 30 and monitor for interim triggering events on an ongoing basis. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. We assign goodwill to reporting units based on our integration plans and the expected synergies resulting from the acquisition. As of December 31, 2025, we have three reporting units: Healthcare, Education, and Commercial.
In 2025, we performed the annual goodwill impairment test as of November 30, 2025, pursuant to our policy, and determined that no impairment of goodwill existed as of that date. Further, we evaluated whether any events have occurred, or any circumstances have changed since November 30, 2025 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2025, we determined that no indications of impairment have arisen since our annual goodwill impairment test.
In 2024 and 2023, we performed the annual goodwill impairment tests as of November 30, 2024 and November 30, 2023, respectively, pursuant to our policy, and determined that no impairment of goodwill existed at each of those dates.
See Note 4 “Goodwill and Intangible Assets” for additional information on our 2025 and 2024 annual goodwill impairment tests.
Business Combinations
We use the acquisition method of accounting for business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. The contract assets and contract liabilities acquired are recorded at the value calculated under Topic 606: Revenue from Contracts with Customers as if we had entered into the original contract at the same date and on the same terms as the acquired company. On an acquisition-by-acquisition basis, we may elect to apply the practical expedients available under ASC 805: Business Combinations to aggregate the effect of contract modifications that occur prior to acquisition and to determine the standalone selling price of the performance

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
obligations in the contracts as of the acquisition date. Applying these practical expedients in the acquisitions completed in 2025 and 2024 had an immaterial impact on our consolidated financial statements. All other tangible assets and identifiable intangible assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net value of tangible and intangible assets acquired and liabilities assumed.
Contingent consideration, which is primarily based on the business achieving certain performance targets, is recognized at its fair value on the acquisition date, and changes in fair value are recognized in other losses (gains), net in our consolidated statement of operations for that period. The changes in fair value are not allocated at the segment level because the underlying liability is reflective of our corporate investment in the segments. The carrying value of our contingent consideration liabilities is recorded in our consolidated balance sheets in accrued expenses and other current liabilities or deferred compensation and other liabilities based on the expected timing of payment. In our consolidated statements of cash flows, we classify as cash outflows from financing activities the amount of contingent consideration paid up to the initial fair value of contingent consideration liability recorded as of the acquisition date. Any amounts paid above the initial fair value is classified as a cash outflow from operating activities.
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
Sponsorship and Advertising Costs
Sponsorship and advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2025, 2024, and 2023 totaled $11.5 million, $10.2 million, and $7.3 million, respectively, and are a component of selling, general and administrative expenses on our consolidated statement of operations.
Debt Issuance Costs
We amortize the costs we incur to obtain debt financing over the contractual life of the related debt using the effective interest method for non-revolving debt and the straight-line method for revolving debt. The amortization expense is included in interest expense, net of interest income in our statement of operations. Unamortized debt issuance costs attributable to our senior secured term loan facility are included as a discount to the term loan. Unamortized debt issuance costs attributable to our senior secured revolving credit facility are included as a component of other non-current assets.
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
Foreign currency transaction gains and losses are included in other income (expense), net on the consolidated statement of operations. We recognized $0.2 million of foreign currency transaction losses in 2025, $2.1 million of foreign currency transaction gains in 2024, and $0.5 million of foreign currency transaction losses in 2023.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Segment Reporting
Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. As of December 31, 2025, our chief operating decision maker manages the business under three operating segments, which are our reportable segments: Healthcare, Education, and Commercial.
See Note 19 “Segment Information” for additional information on our reportable segments.
New Accounting Pronouncements
Recently Adopted
On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which updates annual income tax disclosures by requiring disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. We adopted ASU 2023-09 for the year ended December 31, 2025 on a retrospective basis, resulting in additional disclosures with no impact on our consolidated financial statements. See Note 17 “Income Taxes” for the additional disclosures made related to income taxes.
Not Yet Adopted
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
On September 18, 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2028, with early adoption permitted, and may be applied prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
On November 25, 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2028, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2028, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
3. Acquisitions and Divestiture
2025 Acquisitions
•Advancement Resources: On March 1, 2025, we acquired 100% of the ownership interests of Advancement Resources, a research-based, philanthropy-focused professional education services firm. The results of operations of Advancement Resources are included within our consolidated financial statements and results of operations of our Education segment as of the acquisition date.
•Halpin Partnership Limited: On March 17, 2025, we completed the acquisition of certain assets and liabilities of Halpin Partnership Limited (“Halpin”), a U.K.-based management consultancy specializing in higher education fundraising, governance, and strategy. The results of operations of Halpin are included within our consolidated financial statements and results of operations of our Education segment as of the acquisition date.
•Eclipse Insights LLC: On June 24, 2025, we completed the acquisition of certain assets and liabilities of Eclipse Insights LLC (“Eclipse Insights”), a revenue cycle consulting firm dedicated to helping healthcare organizations maximize revenue and improve cash flow. The results of operations of Eclipse Insights are included within our consolidated financial statements and results of operations of our Healthcare segment as of the acquisition date.
•TVG-Treliant Holdings, LLC.: On July 11, 2025, we acquired 100% of the membership interests of TVG-Treliant Holdings, LLC. (“Treliant”), an advisory and managed services firm that provides expertise to the financial services industry in navigating regulatory requirements. The results of operations of Treliant are included within our consolidated financial statements and results of operations of our Commercial segment as of the acquisition date.
•Wilson Perumal and Company, Inc.: On September 1, 2025, we acquired 100% of the ownership interests of Wilson Perumal and Company, Inc. (“WP&C”), a strategy and operations consulting firm specializing in managing complexity to drive organization efficiency, increase profitability, and improve growth rates. The results of operations of WP&C are included within our consolidated financial statements and results of operations of our Commercial segment as of the acquisition date.
•AXIOM Systems Consulting Services, Inc.: On November 1, 2025, we acquired 100% of the ownership interests of AXIOM Systems Consulting Services, Inc. (“AXIOM”), the payor consulting services division of a healthcare information technology firm that specializes in core administration systems and digital transformation for payors and payor-provider organizations. The results of operations of AXIOM are included within our consolidated financial statements and results of operations of our Healthcare segment as of the acquisition date.
The current acquisition date values of assets acquired and liabilities assumed in the Treliant acquisition are considered preliminary and are based on the information that was available as of the date of the acquisition. We believe that the information provides a reasonable basis for estimating the preliminary values of assets acquired and liabilities assumed but certain items, such as the working capital adjustments, among other items, may be subject to change as additional information is received. Thus, the provisional measurements of assets acquired, including goodwill, and liabilities assumed related to the acquisitions of Treliant are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. We finalized the measurements of assets acquired and liabilities assumed related to the Advancement Resources, Halpin, Eclipse Insights, WP&C and AXIOM acquisitions during 2025.
The aggregate fair value of consideration transferred for all acquisitions completed in 2025 was $159.7 million, which consisted of $110.2 million in cash (inclusive of net working capital and other proceeds adjustments), $29.2 million in Huron common stock, and $20.3 million in the acquisition date fair value of contingent consideration liabilities. Refer to Note 13 “Fair Value of Financial Instruments” for additional information on our contingent consideration liabilities. Refer to Note 4 “Goodwill and Intangible Assets” for additional information on the goodwill and intangibles acquired. No other significant assets or liabilities were acquired in connection with these acquisitions.
For 2025, we recognized total revenues of $36.9 million, in the aggregate, from our acquisitions completed in 2025. Of the $36.9 million total revenues recognized, $12.8 million was related to our acquisition of Eclipse Insights completed in June 2025; $12.7 million was related to our acquisition of Treliant completed in July 2025; and $11.4 million was related to the remaining acquisitions completed in 2025. We determined that it is impractical to determine the amount of earnings generated by the acquisitions, individually or in the aggregate, for 2025 due to the integration of operations after the acquisition date.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
2024 Acquisitions
•Vlamis Software Solutions, Inc.: On January 1, 2024, we completed the acquisition of the data analytics services team of Vlamis Software Solutions, Inc. (“Vlamis”). The results of operations of Vlamis are included within our consolidated financial statements as of the acquisition date and allocated among our Education and Commercial segments based on the engagements delivered by the business.
•Grenzebach Glier and Associates, Inc.: On March 1, 2024, we completed the acquisition of Grenzebach Glier and Associates, Inc. (“GG+A”), a philanthropic management consulting firm that helps education institutions and other nonprofit organizations build and accelerate the philanthropic programs, in order to expand our philanthropic consulting offerings. The results of operations of GG+A are included within our consolidated financial statements and results of operations of our Education segment as of the acquisition date.
•AXIA Consulting, Inc.: On December 2, 2024, we acquired 100% of the ownership interests of AXIA Consulting, Inc. (“AXIA Consulting”), a provider of supply chain-focused consulting and technology solutions, in order to expand our supply chain consulting and Oracle supply chain management (SCM) offerings and broaden our Microsoft capabilities. The results of operations of AXIA Consulting are included within our consolidated financial statements and allocated among our three operating segments based on the engagements delivered by the business.
The acquisitions of Vlamis, GG+A, and AXIA Consulting are not significant to our consolidated financial statements individually or in the aggregate as of and for the year ended December 31, 2024. We finalized the measurements of assets acquired and liabilities assumed in the Vlamis and GG+A acquisitions in 2024 and the AXIA Consulting acquisition in the first quarter of 2025.
2024 Divestiture
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
2023 Acquisition
•Roundtable Analytics, Inc.: On September 1, 2023, we completed the acquisition of Roundtable Analytics, Inc. (“Roundtable”), a healthcare analytics company. The results of operations of Roundtable are included within our consolidated financial statements and results of operations of our Healthcare segment from the date of the acquisition.
The acquisition of Roundtable was not significant to our consolidated financial statements as of and for the year ended December 31, 2023. We finalized the measurements of assets acquired and liabilities assumed in the Roundtable acquisition in 2023.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
4. Goodwill and Intangible Assets
The table below sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2025 and 2024.

	Healthcare	Education	Commercial	Total
Balance as of December 31, 2023:
Goodwill	$644,983	$123,652	$312,968	$1,081,603
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2023	$454,959	$122,235	$48,517	$625,711
Goodwill recorded in connection with a business combination(1)	869	22,476	32,134	55,479
Goodwill allocated to disposal of business(2)	(2,300)	—	—	(2,300)
Foreign currency translation	—	(147)	—	(147)
Balance as of December 31, 2024:
Goodwill	$643,552	$145,981	$345,102	$1,134,635
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2024	$453,528	$144,564	$80,651	$678,743
Goodwill recorded in connection with business combinations(1)(3)	58,072	6,219	43,652	107,943
Foreign currency translation	—	231	(21)	210
Balance as of December 31, 2025:
Goodwill	$701,624	$152,431	$388,733	$1,242,788
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2025:	$511,600	$151,014	$124,282	$786,896
(1)    See Note 3 “Acquisitions and Divestiture” for additional information on business combinations completed in 2025, 2024 and 2023.
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
(3)    Of the $107.9 million of goodwill recorded in 2025, $53.8 million related to the acquisition of Eclipse Insights within our Healthcare segment; $27.2 million related to the acquisition of Treliant within our Commercial segment; $16.5 million related to the acquisition of WP&C within our Commercial segment; and $10.4 million related to the remaining acquisitions completed in 2025. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed, and largely reflects the expanded market opportunities expected from combining the service offerings of Huron and the businesses acquired, as well as the assembled workforces of businesses acquired. The current acquisition date fair value of goodwill acquired in the Treliant acquisition is considered preliminary and is based on the information that was available as of the date of the acquisition. Of the $107.9 million of goodwill recorded in 2025, $98.7 million is expected to be tax deductible.
2025 Annual Goodwill Impairment Test
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2025 for our three reporting units: Healthcare, Education, and Commercial. We performed a qualitative assessment over all reporting units to determine if it was more likely than not the respective fair values of these reporting units were less than their carrying amounts, including goodwill.
For our qualitative assessment, we considered the most recent quantitative analysis performed for each reporting unit, which was as of November 30, 2024, including the key assumptions used within that analysis, the indicated fair values, and the amount by which those fair values exceeded their carrying amounts. One of the key assumptions used within the prior quantitative analysis was our internal financial projections; therefore, we considered the actual performance of each reporting unit during 2025 compared to the internal financial projections used, as well as specific outlooks for each reporting unit based on our most recent internal financial projections. We also reviewed the current carrying value of each reporting unit in comparison to the carrying values as of the prior quantitative analysis. In addition, we considered various factors, including macroeconomic conditions, relevant industry and market trends for each reporting unit, and other entity-specific events, that could indicate a potential change in the fair value of our reporting units or the composition of their carrying values. Based on our

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
assessments, we determined that it was more likely than not that the fair values for each of our reporting units exceeded their respective carrying amounts. As such, the goodwill for our reporting units was not considered impaired as of November 30, 2025, and a quantitative goodwill impairment analysis was not necessary.
Further, we evaluated whether any events have occurred or any circumstances have changed since November 30, 2025 that would indicate goodwill may have become impaired since our annual impairment test. Based on our evaluation as of December 31, 2025, we determined that no indications of impairment have arisen since our annual goodwill impairment test.
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
2024 Annual Goodwill Impairment Test
Pursuant to our policy, we performed our annual goodwill impairment test as of November 30, 2024 for our three reporting units: Healthcare, Education, and Commercial. We elected to bypass the qualitative assessment and utilized a quantitative goodwill impairment test to provide an updated fair value for each reporting unit as of the previous valuation quantitative analysis performed was as of January 1, 2022.
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
Intangible Assets
Intangible assets as of December 31, 2025 and 2024 consisted of the following:

		As of December 31,
		2025		2024
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 10	$86,467	$17,384	$30,683	$9,790
Technology and software	2 to 5	17,970	14,591	16,230	12,771
Trade names	6	6,000	6,000	6,000	6,000
Customer contracts	2 to 4	1,489	1,397	1,483	418
Non-competition agreements	2 to 5	1,070	697	1,260	601
Total		$112,996	$40,069	$55,656	$29,580
We acquired intangible assets related to our acquisitions of $58.1 million and $14.6 million during the years ended December 31, 2025 and 2024, respectively. Of the $58.1 million of intangible assets acquired, $27.6 million relates to our acquisition of Eclipse Insights and includes $25.5 million for customer relationships and $2.1 million for technology and software. The acquired customer relationships and technology and software intangible assets have an estimated useful life of 10 years and 5 years, respectively. Also included in the $58.1 million of intangible assets acquired in 2025 is $19.1 million for the Treliant customer relationships intangible asset, which has an estimated useful life of 10 years. During the years ended December 31, 2025 and 2024, we wrote-off $0.9 million and $42.4 million, respectively, of fully amortized intangible assets no longer in use; which primarily consisted of customer relationships.
Identifiable intangible assets with finite lives are amortized over their estimated useful lives using either an accelerated or straight-line basis to correspond to the cash flows expected to be derived from the assets. Intangible assets amortization expense was $11.3 million, $6.5 million, and $8.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of December 31, 2025.

Year Ending December 31,	Estimated Amortization Expense
2026	$15,564
2027	$13,504
2028	$11,854
2029	$9,297
2030	$7,055
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
5. Leases
We lease office space, data centers and certain equipment under operating leases expiring on various dates through 2033, with various renewal options that can extend the lease terms by one to ten years. Our operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and operating expenses. We exclude these variable payments from the measurements of our lease liabilities and expense them as incurred. We elected the practical expedient to combine lease and nonlease components. No lease agreements contain any residual value guarantees or material restrictive covenants. As of December 31, 2025, we have not entered into any material finance leases. We sublease certain office spaces to third parties resulting from restructuring activities in certain locations.
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
During the years ended December 31, 2025, 2024, and 2023 we recognized non-cash lease-related impairment charges of $0.7 million, $3.5 million, and $6.3 million, respectively.
2025
During 2025, we recognized a $0.7 million lease-related impairment charge on the operating lease ROU asset related to our previously vacated office space in Lexington, Massachusetts. This impairment charge was driven by updated sublease assumptions for the office space.
2024
During 2024 we exited our office space previously occupied by GG+A and a portion of our office space in New York, New York, resulting in non-cash impairment charges of $2.7 million, of which $2.0 million was allocated to the operating lease ROU assets and $0.7 million was allocated to the related fixed assets based on their relative carrying amounts. Additionally, in 2024, we recognized $0.8 million of lease-related impairment charges driven by updated sublease assumptions for our previously vacated office spaces in Lexington, Massachusetts; and Lake Oswego, Oregon. Of the $0.8 million, $0.7 million was allocated to the fixed assets related to the office spaces and $0.1 million was allocated to the operating lease ROU assets based on their relative carrying amounts.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
See Note 11 “Restructuring Charges” for additional information on our restructuring activities.
Additional information on our operating leases as of December 31, 2025 and 2024 follows.

	As of December 31,
Balance Sheet	2025	2024
Operating lease right-of-use assets	$20,027	$19,176

Current maturities of operating lease liabilities	$14,304	$12,315
Operating lease liabilities, net of current portion	24,371	29,686
Total lease liabilities	$38,675	$42,001

	Year Ended December 31,
Lease Cost	2025	2024	2023
Operating lease cost	8,143	$7,939	$8,514
Short-term lease cost(1)	1,698	565	608
Variable lease costs	5,648	4,935	3,908
Sublease income	(3,609)	(2,446)	(2,157)
Net lease cost(2)	11,880	$10,993	$10,873
(1)Includes variable lease costs related to short-term leases.
(2)Net lease cost includes $2.9 million, $2.2 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, recorded as restructuring charges as they relate to vacated office spaces. See Note 11 “Restructuring Charges” for additional information on our vacated office spaces.
The table below summarizes the remaining expected lease payments under our operating leases as of December 31, 2025.

Future Lease Payments	December 31, 2025
2026	$15,780
2027	10,987
2028	7,674
2029	5,295
2030	1,595
Thereafter	512
Total operating lease payments	$41,843
Less: imputed interest	(3,168)
Present value of operating lease liabilities	$38,675

	Year Ended December 31,
Other Information	2025	2024	2023
Cash paid for operating lease liabilities	$14,886	$13,458	$13,107
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$8,619	$4,286	$4,678

Weighted average remaining lease term - operating leases	3.3 years	3.7 years	4.5 years
Weighted average discount rate - operating leases	4.8%	4.3%	4.4%

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
6. Property and Equipment, Net
Depreciation expense for property and equipment was $10.7 million, $10.6 million, and $10.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, during the years ended December 31, 2025, 2024, and 2023, we recognized $0.8 million, $0.5 million and less than $0.1 million of accelerated depreciation expense for fixed assets related to vacated office spaces, respectively. This accelerated depreciation expense is included as a component of restructuring charges. See Note 11 “Restructuring Charges” for additional information on our restructuring charges incurred in 2025, 2024 and 2023. Property and equipment, net at December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024
Computers, related equipment, and software	$29,165	$32,383
Leasehold improvements	32,328	32,254
Furniture and fixtures	8,615	8,665
Assets under construction	793	1,617
Property and equipment	70,901	74,919
Accumulated depreciation	(47,429)	(53,241)
Property and equipment, net	$23,472	$21,678
7. Financing Arrangements
In July 2025, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which amended and restated, in its entirety, the Third Amended and Restated Credit Agreement (the “Existing Credit Agreement”). The Amended Credit Agreement established a $700 million senior secured revolving credit facility (the “Revolver”) and a $400 million senior secured term loan facility (the “Term Loan”), both of which fully mature on July 30, 2030. The Term Loan is subject to scheduled quarterly amortization payments of $5.0 million which began September 30, 2025 and continue through the maturity date of July 30, 2030, at which time the outstanding principal balance and all accrued interest will be due.
As of December 31, 2025, we had total borrowings outstanding under our Amended Credit Agreement of $511.0 million, consisting of $121.0 million outstanding under the Revolver and $390.0 million outstanding under the Term Loan. A summary of the scheduled maturities of those borrowings follows:

Scheduled Maturities of Long-Term Debt
2026	$20,000
2027	$20,000
2028	$20,000
2029	$20,000
2030	$431,000
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At December 31, 2025, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 1.93 to 1.00 and a Consolidated Interest Coverage Ratio of 8.12 to 1.00.
A summary of the carrying amounts of our debt follows:

	December 31, 2025	December 31, 2024
Revolver	$121,000	$93,000
Term Loan	390,000	264,687
Unamortized debt issuance costs - Term Loan[1]	(1,335)	(1,080)
Total long-term debt	509,665	356,607
Current maturities of long-term debt	(20,000)	(13,750)
Long-term debt, net of current portion	$489,665	$342,857
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
Borrowings outstanding under the Amended Credit Agreement as of December 31, 2025 carried a weighted average interest rate of 5.3%. Borrowings outstanding under the Existing Credit Agreement as of December 31, 2024 carried a weighted average interest rate of 4.7%. Both weighted average interest rates include the effect of the interest rate swaps described in Note 12 “Derivative Instruments and Hedging Activity.” Cash paid for interest was $34.3 million, $33.3 million, and $27.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At December 31, 2025, we had outstanding letters of credit totaling $0.4 million, which are used as security deposits for our office facilities. As of December 31, 2025, the unused borrowing capacity under the Revolver was $578.6 million.
8. Capital Structure
Preferred Stock
We are authorized to issue up to 50,000,000 shares of preferred stock. Our certificate of incorporation authorizes our board of directors, without any further stockholder action or approval, to issue these shares in one or more classes or series, to establish from time to time the number of shares to be included in each class or series, and to fix the rights, preferences and privileges of the shares of each wholly

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
unissued class or series and any of its qualifications, limitations or restrictions. As of December 31, 2025 and 2024, no such preferred stock has been approved or issued.
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
9. Revenues
For the years ended December 31, 2025, 2024 and 2023 we recognized total revenues of $1.70 billion, $1.52 billion, and $1.40 billion, respectively. Of the $1.70 billion total revenues recognized in 2025, we recognized revenues of $33.1 million from obligations satisfied, or partially satisfied, in prior periods, of which $31.0 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $2.1 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $1.52 billion total revenues recognized in 2024, we recognized revenues of $26.3 million from obligations satisfied, or partially satisfied, in prior periods, of which $22.8 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $3.5 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $1.40 billion total revenues recognized in 2023, we recognized revenues of $10.9 million from obligations satisfied, or partially satisfied, in prior periods, of which $9.6 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.3 million was primarily due to the release of allowances on receivables from clients and unbilled services.
As of December 31, 2025, we had $293.5 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $293.5 million of performance obligations, we expect to recognize approximately $110.7 million as revenue in 2026, $73.4 million in 2027, and the remaining $109.4 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset balance, net as of December 31, 2025 and 2024 was $91.7 million and $60.1 million, respectively. The $31.6 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of December 31, 2025 and 2024 was $31.7 million and $26.9 million respectively. The $4.8 million increase primarily reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the year ended December 31, 2025, $26.3 million of revenues recognized were included in the deferred revenue balance as of December 31, 2024. For the year ended December 31, 2024, $21.9 million of revenues recognized were included in the deferred revenue balance as of December 31, 2023.

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
Earnings per share under the basic and diluted computations are as follows:

	Year Ended December 31,
	2025	2024	2023
Net income	$105,040	$116,626	$62,479

Weighted average common shares outstanding—basic	17,445	17,894	18,832
Weighted average common stock equivalents	546	719	769
Weighted average common shares outstanding—diluted	17,991	18,613	19,601

Net income per basic share	$6.02	$6.52	$3.32
Net income per diluted share	$5.84	$6.27	$3.19
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above for the years ended December 31, 2025 and 2024 was less than 0.1 million and for the year ended December 31, 2023 was 0.1 million. The anti-dilutive securities related to unvested restricted stock and outstanding common stock options.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Subsequently, our board of directors authorized extensions of the share repurchase program through December 31, 2026 and increased the authorized amount to $700 million. In the first quarter of 2026, our board of directors authorized a further increase to the authorized amount under the share repurchase program from $700 million to $900 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
During 2025, we repurchased and retired 1,166,077 shares for $166.2 million, which includes a $0.6 million accrual for excise taxes on the net share repurchases in 2025. Additionally, in 2025, we settled the repurchase of 5,103 shares for $0.6 million which were accrued as of December 31, 2024 and we paid $0.5 million for the excise taxes accrued on the net share repurchases in 2024.
During 2024, we repurchased and retired 1,218,434 shares for $122.2 million, which includes a $0.5 million accrual for excise taxes on the net share repurchases in 2024 and includes 5,103 shares for $0.6 million which were settled in the first quarter of 2025. Additionally, in 2024, we settled the repurchase of 10,000 shares for $1.0 million which were accrued as of December 31, 2023 and we paid $0.9 million for the excise taxes accrued on the net share purchases in 2023.
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
As of December 31, 2025, $99.0 million remained available for share repurchases under our share repurchase program.
11. Restructuring Charges
2025
In 2025, we incurred $9.1 million of total restructuring charges, which primarily consisted of the following:
Employee costs - We incurred $3.8 million of severance-related restructuring expense as a result of strategic workforce adjustments to better align our resources with market demand.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Office space reductions - We incurred $5.2 million of restructuring expense related to office space reductions, which included $3.1 million of rent and related expenses, net of sublease income, for our previously vacated office spaces; $1.4 million of accelerated depreciation and amortization on the related fixed assets and right-of-use operating lease assets recognized when we abandoned our office spaces in Pensacola, Florida and Boston, Massachusetts; and a $0.7 million non-cash lease impairment charge driven by updated sublease assumptions for a previously vacated office space.
Of the total $9.1 million restructuring charge, $6.0 million was recognized in our corporate operations, $1.8 million was recognized in our Commercial segment, $0.8 million was recognized in our Education segment, and $0.5 million was recognized in our Healthcare segment.
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
Office space reductions - We incurred $8.1 million of restructuring expense related to office space reductions. During 2023, we exited our office spaces in Hillsboro, Oregon and Lexington, Massachusetts, resulting in non-cash impairment charges of $1.9 million and $3.5 million, respectively, on the related operating lease ROU assets and fixed assets. Additionally, in 2023, we recognized $1.8 million for rent and related expenses, net of sublease income, for previously vacated office spaces and $0.9 million related to non-cash lease impairment charges driven by updated sublease assumptions for previously vacated office spaces.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The table below sets forth the changes in the carrying amount of our restructuring charge liability by restructuring type for the years ended December 31, 2025 and 2024.

	Employee Costs	Other	Total
Balance as of December 31, 2023	$1,366	$535	$1,901
Additions(1)	2,864	355	3,219
Payments	(3,601)	(335)	(3,936)
Adjustments(1)	—	13	13
Balance as of December 31, 2024	629	568	1,197
Additions(1)	3,799	124	3,923
Payments	(2,486)	(81)	(2,567)
Adjustments(1)	(28)	25	(3)
Balance as of December 31, 2025	$1,914	$636	$2,550
(1)Additions and adjustments exclude non-cash items related to vacated office spaces, such as lease impairment charges and accelerated depreciation on abandoned operating lease ROU assets and fixed assets, which are recorded as restructuring charges on our consolidated statements of operations.
All of the $1.9 million restructuring charge liability related to employee costs at December 31, 2025 is expected to be paid in the next 12 months and is included as a component of accrued payroll and related benefits in our consolidated balance sheet. All of the $0.6 million other restructuring charge liability at December 31, 2025, which primarily relates to the early termination of a contract in a prior period, is expected to be paid in the next 12 months and is included as a component of accrued expenses and other current liabilities in our consolidated balance sheet.
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
Interest Rate Swaps: We are party to forward interest rate swap agreements with aggregate notional amounts of $250.0 million as of both December 31, 2025 and 2024. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through February 28, 2030.
As of December 31, 2025, it was anticipated that $0.2 million of the losses, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income (loss) will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.
Indian Rupee Forward Contracts: We are party to non-deliverable foreign exchange forward contracts that are scheduled to mature monthly through December 31, 2026. As of December 31, 2025 and 2024, the aggregate notional amounts of these contracts were INR 1.47 billion, or $16.3 million, and INR 1.40 billion, or $16.3 million, respectively, based on the exchange rates in effect as of each period end.
As of December 31, 2025, it was anticipated that all of the $0.3 million losses, net of tax, related to foreign exchange forward contracts currently recorded in accumulated other comprehensive income will be reclassified into direct costs in our consolidated statement of operations within the next 12 months.
Refer to Note 14 “Other Comprehensive Income (Loss)” for additional information on our cash flow hedges.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Derivatives not Designated as Hedging Instruments
Canadian Dollar Forward Contracts: Beginning in the first quarter of 2025, on a quarterly basis, we have entered into Canadian Dollar forward contracts with a $25.0 million notional amount that settle at the end of each quarter. As of December 31, 2025, we have one Canadian Dollar forward contract outstanding, with a notional amount of $25.0 million and a fair value of $0, that will settle on March 31, 2026. We did not designate any of these derivatives as accounting hedging instruments. Therefore, changes in the fair value of the derivatives are recorded to other income (expense), net in our consolidated statements of operations. In 2025, we recognized $0.5 million of realized gains related to the settled forward contracts. From time to time, we may enter into additional Canadian Dollar forward contracts to continue to establish economic hedges against our foreign exchange rate risk.
The table below sets forth additional information relating to our derivative instruments recognized on our consolidated balance sheets as of December 31, 2025 and 2024.

Derivative Instrument	Balance Sheet Location	December 31, 2025	December 31, 2024
Assets
Cash Flow Hedges
Interest rate swaps	Prepaid expenses and other current assets	$318	$1,600
Interest rate swaps	Other non-current assets	121	1,381
Total Assets		$439	$2,981

Liabilities
Cash Flow Hedges
Interest rate swaps	Accrued expenses and other current liabilities	$1,023	$—
Interest rate swaps	Deferred compensation and other liabilities	2,809	—
Foreign exchange forward contracts	Accrued expenses and other current liabilities	349	381
Total Liabilities		$4,181	$381
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The tables below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.

	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Interest rate swaps	$—	$439	$—	$439
Convertible debt investment	—	—	34,079	34,079
Deferred compensation assets	—	50,927	—	50,927
Total assets	$—	$51,366	$34,079	$85,445
Liabilities:
Interest rate swap	$—	$3,832	$—	$3,832
Foreign exchange forward contracts	—	349	—	349
Contingent consideration for business acquisitions	—	—	23,274	23,274
Total liabilities	$—	$4,181	$23,274	$27,455
December 31, 2024
Assets:
Interest rate swaps	$—	$2,981	$—	$2,981
Convertible debt investment	—	—	62,344	62,344
Deferred compensation assets	—	42,083	—	42,083
Total assets	$—	$45,064	$62,344	$107,408
Liabilities:
Foreign exchange forward contracts	$—	$381	$—	$381
Contingent consideration for business acquisitions	—	—	221	221
Total liabilities	$—	$381	$221	$602
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
The hybrid analysis and calculation of the credit-related impairment charge utilize certain assumptions, all of which are Level 3 inputs. In the case of the hybrid analysis, these assumptions include the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections, including revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA“), discounted at a risk-adjusted rate of 23.5% as of both December 31, 2025 and 2024; and the concluded equity volatility of 40.0% as of both December 31, 2025 and 2024, all of which are Level 3 inputs. In the case of the credit-related impairment charge recorded in 2025, these assumptions include the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; the concluded equity volatility of 40.0%; and cash flow projections, including revenue and EBITDA, discounted at a risk-adjusted rate in a range of 2.0% to 12.1% with a weighted average of 8.7%. The weighted average discount rate is calculated using the relative present value of expected cash flows. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment, which would result in different impacts to our consolidated balance sheet and comprehensive income. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the convertible debt investment for the years ended December 31, 2025 and 2024.

Convertible Debt Investment
Balance as of December 31, 2023	$68,046
Unrealized losses included in other comprehensive income (loss)	(5,702)
Balance as of December 31, 2024	62,344
Unrealized losses included in other comprehensive income (loss)	(17,883)
Unrealized losses, net included in earnings	(10,382)
Balance as of December 31, 2025	$34,079
(1)     The total decrease in fair value of $28.3 million in 2025 was driven by a decrease in the projected cash flows of Shorelight, which reflects the current federal regulatory environment in which Shorelight operates.
Since our initial investment in 2014, we recognized a total unrealized gain of $3.5 million within other comprehensive income (loss) and an $10.4 million allowance for credit losses, net within earnings. The $10.4 million credit-related impairment charge was recognized in 2025. As of December 31, 2025 and 2024, our cost basis was $40.9 million.
Contingent consideration for business acquisitions: In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was in a range of 4.3% to 5.1% with a weighted average of 4.9% as of December 31, 2025. The weighted average discount rate was calculated using the relative fair values of the contingent consideration liabilities as of December 31, 2025. As of December 31, 2024, the discount rate used in the fair value measurement of our contingent consideration liability was 5.6%. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded to other

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
losses (gains), net in our consolidated statement of operations for that period. The carrying value is recorded in accrued expenses and other current liabilities or deferred compensation and other liabilities, based on the expected timing of payment, in our consolidated balance sheets. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the years ended December 31, 2025 and 2024.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2023	$2,074
Acquisition	36
Payment	(1,356)
Change in fair value	(533)
Balance as of December 31, 2024	221
Acquisitions(1)	20,251
Payment	(150)
Change in fair value	2,952
Balance as of December 31, 2025(2)	$23,274
(1)    Of the $20.3 million contingent consideration liabilities acquired in 2025, $15.4 million related to our second quarter business combination and $4.9 million related to the remaining acquisitions completed in 2025. The contingent consideration liabilities acquired represent the acquisition date fair values of the contingent consideration arrangements, pursuant to which we may be required to pay additional consideration to the sellers if specific revenues before reimbursable expenses targets are met over a specified period. The remaining aggregate maximum amount of contingent consideration that may be paid in connection with the 2025 business combinations is $44.0 million, which is payable, if earned, on a staggered basis through December 31, 2028.
(2)    Of the $23.3 million contingent consideration liability, $11.4 million was recorded to accrued expenses and other current liabilities and $11.9 million was recorded to deferred compensation and other liabilities in our consolidated balance sheet as of December 31, 2025.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
In the first quarter of 2025, we recognized a non-cash impairment loss of $4.2 million on our preferred stock investment based on the valuation anticipated from the hospital-at-home company's merger. Upon the completion of the merger in the second quarter of 2025, we recognized an additional $0.8 million non-cash impairment charge based on the final valuation utilized in the merger. The non-cash impairment charges were recorded to other income (expense), net in our consolidated statement of operations. Since our initial investment, we have recognized cumulative unrealized losses of $31.3 million and cumulative unrealized gains of $28.6 million. As of December 31, 2025 and 2024, the carrying value of our equity investment was $2.4 million and $7.4 million, respectively, with a cost basis of $5.0 million.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
14. Other Comprehensive Income (Loss)
The table below sets forth the components of accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2025, 2024, and 2023.

			Cash Flow Hedges(1)
	Foreign Currency Translation	Available-for- Sale Investments	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2022	$(3,033)	$12,228	$9,012	$(88)	$18,119
Foreign currency translation adjustment, net of tax of $0	512	—	—	—	512
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $(2,672)	—	7,811	—	—	7,811
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value, net of tax of $671	—	—	2,068	—	2,068
Reclassification adjustment into earnings, net of tax of $2,020	—	—	(5,719)	—	(5,719)
Foreign exchange forward contracts:
Change in fair value, net of tax of $(13)	—	—	—	34	34
Reclassification adjustment into earnings, net of tax of $(1)	—	—	—	2	2
Balance as of December 31, 2023	(2,521)	20,039	5,361	(52)	22,827
Foreign currency translation adjustment, net of tax of $0	(3,391)	—	—	—	(3,391)
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $1,525	—	(4,177)	—	—	(4,177)
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value, net of tax of $1,206	—	—	3,468	—	3,468
Reclassification adjustment into earnings, net of tax of $2,323	—	—	(6,609)	—	(6,609)
Foreign exchange forward contracts:
Change in fair value, net of tax of $103	—	—	—	(299)	(299)
Reclassification adjustment into earnings, net of tax of $(24)	—	—	—	67	67
Balance as of December 31, 2024	(5,912)	15,862	2,220	(284)	11,886
Foreign currency translation adjustment, net of tax of $0	1,690	—	—	—	1,690
Unrealized gain (loss) on investments:
Change in fair value, net of tax of $2,842	—	(15,041)	—	—	(15,041)
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value, net of tax of $1,144	—	—	(3,284)	—	(3,284)
Reclassification adjustment into earnings, net of tax of $506	—	—	(1,440)	—	(1,440)
Foreign exchange forward contracts:
Change in fair value, net of tax of $128	—	—	—	(363)	(363)
Reclassification adjustment into earnings, net of tax of $(136)	—	—	—	387	387
Balance as of December 31, 2025	$(4,222)	$821	$(2,504)	$(260)	$(6,165)
(1)    The before tax amounts reclassified from accumulated other comprehensive income (loss) related to our interest rate swaps and foreign exchange forward contracts designated as cash flow hedges are recorded to interest expense, net of interest income and direct costs,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
respectively, on our consolidated statement of operations. The related tax amounts reclassified from accumulated other comprehensive income are recorded to income tax expense on our consolidated statement of operations. Refer to Note 12 “Derivative Instruments and Hedging Activity” for additional information on our derivative instruments.
15. Employee Benefit and Deferred Compensation Plans
We sponsor a qualified defined contribution 401(k) plan covering substantially all of our employees. Under the plan, employees are entitled to make pretax, post-tax, and/or Roth post-tax contributions up to the annual maximums established by the Internal Revenue Service. We match an amount equal to the employees’ contributions up to 6% of the employees’ eligible earnings. Our matching contributions for the years ended December 31, 2025, 2024, and 2023 were $44.8 million, $41.0 million, and $37.0 million, respectively.
We have a non-qualified deferred compensation plan (the “Plan”) that is administered by our board of directors or a committee designated by the board of directors. Under the Plan, members of the board of directors and a select group of our employees may elect to defer the receipt of their director retainers and meeting fees or base salary and bonus, as applicable. Additionally, we may credit amounts to a participant’s deferred compensation account in accordance with employment or other agreements entered into between us and the participant. At our sole discretion, we may, but are not required to, credit any additional amount we desire to any participant’s deferred compensation account. Amounts credited are subject to vesting schedules set forth in the Plan, employment agreement, or any other agreement entered into between us and the participant. The deferred compensation liability at December 31, 2025 and 2024 was $48.5 million and $42.3 million, respectively. This deferred compensation liability is fully funded by the Plan assets.
16. Equity Incentive Plans
We grant share-based awards under the Company's 2012 Omnibus Incentive Plan (the “2012 Plan”) which permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other share-based or cash-based awards valued in whole or in part by reference to, or otherwise based on, our common stock. Subsequent to the initial approval of the 2012 Plan and through December 31, 2025, our shareholders approved amendments to the 2012 Plan to increase the number of shares authorized for issuance to 6.3 million, in the aggregate. As of December 31, 2025, 1.6 million shares remain available for issuance under the 2012 Plan.
Since 2015, Huron has administered the Employee Stock Purchase Plan (the “ESPP”), which was formerly titled the Stock Ownership Participation Program. The ESPP is available to Huron employees below the managing director and principal levels who do not receive equity-based awards as part of their normal compensation plan. Under the ESPP, eligible employees contribute to the program through after-tax payroll deductions, which are then used to purchase shares of the Company’s common stock on certain designated purchase dates. Employees who purchase stock under the ESPP are granted restricted stock equal to 25% of their purchased shares. Vesting of the restricted stock is subject to both a time-based vesting schedule and a requirement that the purchased shares be held for a specified period. Subsequent to the initial approval of the ESPP and through December 31, 2025, our shareholders approved amendments to the ESPP to increase the total number of shares authorized for issuance to 1.1 million, in the aggregate. As of December 31, 2025, 0.3 million shares remain available for issuance under the ESPP.
It has been our practice to issue shares of common stock upon exercise of stock options and granting of restricted stock from authorized but unissued shares, with the exception of the ESPP under which shares are issued from treasury stock. Certain grants of restricted stock under the 2012 Plan may be issued from treasury stock at the direction of the Compensation Committee. The Compensation Committee of the board of directors has the responsibility of interpreting the 2012 Plan and ESPP and determining all of the terms and conditions of awards made under the plans, including when the awards will become exercisable or otherwise vest.
Share-based awards outstanding under our 2012 Plan provide for a retirement eligibility provision, under which eligible employees who have reached 62 years of age and have completed seven years of employment with Huron will continue vesting in their share-based awards after retirement, subject to certain conditions.
Total share-based compensation cost recognized for the years ended December 31, 2025, 2024, and 2023 was $46.5 million, $45.1 million, and $45.7 million, respectively, with related income tax benefits of $9.1 million, $9.4 million, and $9.3 million, respectively. The $45.1 million of shared-based compensation cost recognized in 2024 included $0.5 million recorded to restructuring charges as it related to the modification of certain nonvested share-based compensation awards to accelerate vesting upon the completed sale of the Studer Education practice. As of December 31, 2025, there was $71.6 million of total unrecognized compensation cost related to nonvested share-based awards. This cost is expected to be recognized over a weighted average period of 2.9 years.

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
The table below summarizes the restricted stock activity for the year ended December 31, 2025.

	Number of Shares			Weighted Average Grant Date Fair Value (in dollars)
	2012 Omnibus Incentive Plan	Employee Stock Purchase Plan	Total
Nonvested restricted stock at December 31, 2024	817	19	836	$78.68
Granted	293	18	311	$149.43
Vested	(330)	(19)	(349)	$72.14
Forfeited	(63)	(2)	(65)	$109.15
Nonvested restricted stock at December 31, 2025	717	16	733	$109.10
The aggregate fair value of restricted stock that vested during the years ended December 31, 2025, 2024, and 2023 was $52.0 million, $40.3 million, and $27.6 million, respectively. The weighted average grant date fair value per share of restricted stock granted during 2024 and 2023 was $98.94 and $80.84, respectively.
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
The table below summarizes the performance-based stock activity for the year ended December 31, 2025. All nonvested performance-based stock outstanding at December 31, 2025 and 2024 was granted under the 2012 Omnibus Incentive Plan.

	Number of Shares	Weighted Average Grant Date Fair Value (in dollars)
Nonvested performance-based stock at December 31, 2024	421	$78.27
Granted(1)	223	$152.46
Vested	(275)	$55.05
Forfeited(2)	(89)	$103.49
Nonvested performance-based stock at December 31, 2025(3)	280	$115.92
(1)Of the 223,000 shares granted in 2025, 98,659 shares represent the additional shares earned above the stated target based on the achievement of specific financial goals in the prior year. The remaining shares granted in 2025 are presented at the stated target, which represents the base number of shares that could be earned. Actual shares earned may be below or, for certain grants, above the target based on the achievement of specific financial goals.
(2)Forfeited shares include shares forfeited as a result of not meeting the performance criteria of the award as well as shares forfeited upon termination.
(3)Of the 280,000 nonvested performance-based shares outstanding as of December 31, 2025, 225,609 shares were unearned and subject to achievement of specific financial goals. Once earned, the awards will be subject to time-based vesting according to the terms of the award. Based on 2025 financial results, approximately 48,460 of the 225,609 unearned shares will be forfeited in the first quarter of 2026.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The aggregate fair value of performance-based stock that vested during the years ended December 31, 2025, 2024, and 2023 was $42.0 million, $25.9 million, and $5.9 million, respectively. The weighted average grant date fair value per share of performance-based stock granted during 2024 and 2023 was $99.40 and $80.89, respectively.
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
The fair values of the performance-based stock options granted during 2025, 2024, and 2023 were calculated using the Black-Scholes option pricing model using the following assumptions:

	2025	2024	2023
Black-Scholes performance-based option pricing model:
Expected dividend yield	—%	—%	—%
Expected volatility	35.0%	40.0%	40.0%
Risk-free rate	4.0%	4.2%	4.4%
Expected option life (in years)	4.5 years	4.5 years	4.5 years
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
Performance-based stock option activity for the year ended December 31, 2025 was as follows:

	Number of Performance-based Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	164	$72.44	5.0	$8.5
Granted(2)	24	$152.41
Exercised	(60)	$62.97		$4.9
Forfeited or expired	(33)	$101.65
Outstanding at December 31, 2025(1)(3)	95	$88.26	4.4	$8.0
Exercisable at December 31, 2025	47	$60.94	3.6	$5.2
(1)All of the outstanding performance-based stock options were granted under the 2012 Omnibus Incentive Plan.
(2)Performance-based stock options granted in 2025 are presented at the stated target, which represents the base number of options that could be earned. Actual options earned may be below or, for certain grants, above the target based on the achievement of specific financial goals.
(3)Of the 95,000 outstanding performance-based stock options as of December 31, 2025, 21,710 were unearned and subject to achievement of specific financial goals. Once earned, the options will be subject to time-based vesting according to the terms of the award. Based on 2025 financial results, approximately 19,175 of the 21,710 unearned options will be forfeited in the first quarter of 2026.
The weighted average grant date fair value of the performance-based stock options granted during 2025, 2024, and 2023 was $54.23, $39.10, and $32.27, respectively. The aggregate intrinsic value of performance-based stock options exercised during 2024 and 2023 was $1.6 million and $0.8 million, respectively.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
Time-vested Stock Options
In prior years, we have granted stock options to certain employees that are solely earned based on the completion of the stated service period. These time-vested stock options were granted at exercise prices equal to the fair value of the Company’s common stock on the date of grant. No time-vested stock option awards were granted in 2025, 2024, or 2023. Subject to acceleration under certain conditions, these time-vested stock options vest annually over four years. Our time-vested stock options have a contractual term between 7 and 10 years.
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
Time-vested stock option activity for the year ended December 31, 2025 was as follows:

	Number of Time-vested Options (in thousands)	Weighted Average Exercise Price (in dollars)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	25	$52.49	3.8	$1.8
Exercised	(25)	$52.49		$2.6
Outstanding at December 31, 2025(1)	—	$—	—	$—
Exercisable at December 31, 2025	—	$—	—	$—
(1)All of the outstanding time-vested stock options were granted under the 2012 Omnibus Incentive Plan.
No time-vested stock options were granted in 2025, 2024, and 2023. The aggregate intrinsic value of time-vested stock options exercised during 2023 was $1.5 million. No time-vested stock options were exercised in 2024.
17. Income Taxes
The income tax expense (benefit) for the years ended December 31, 2025, 2024, and 2023 consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current taxes:
Federal	$7,099	$18,345	$15,229
State	5,899	7,645	5,816
Foreign	6,162	8,787	6,553
Total current expense	19,160	34,777	27,598
Deferred taxes:
Federal	10,930	2,385	(4,516)
State	838	468	(936)
Foreign	(888)	(240)	(730)
Total deferred expense (benefit)	10,880	2,613	(6,182)
Income tax expense	$30,040	$37,390	$21,416
The components of income before taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
U.S.	$115,508	$122,080	$63,935
Foreign	19,572	31,936	19,960
Total	$135,080	$154,016	$83,895

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
A reconciliation of our U.S. statutory income tax expense and tax rate to our reported income tax expense and effective tax rate for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
At U.S. statutory tax rate	28,367	21.0%	32,343	21.0%	17,618	21.0%
State and local income taxes, net of federal income tax effect(1)	5,556	4.1%	6,504	4.2%	3,713	4.4%
Foreign tax effects:
Canada
Provincial income taxes	524	0.4%	1,627	1.1%	1,493	1.8%
Other	100	0.1%	(482)	(0.3)%	(192)	(0.2)%
Other foreign jurisdictions	850	0.6%	910	0.6%	873	1.0%
Changes in valuation allowances	1,252	0.9%	705	0.5%	(205)	(0.2)%
Changes in unrecognized tax benefits	—	—%	—	—%	(634)	(0.8)%
Nontaxable or nondeductible items:
Disallowed executive compensation	3,045	2.3%	2,619	1.7%	3,106	3.7%
Meals and entertainment	988	0.7%	863	0.6%	744	0.9%
Stock-based compensation	(8,754)	(6.5)%	(4,368)	(2.8)%	(1,957)	(2.3)%
Realized investment losses/gains	(1,192)	(0.9)%	(962)	(0.6)%	(1,015)	(1.2)%
Other	218	0.2%	296	0.2%	88	0.1%
Tax credits:
Research and development tax credits	56	—%	(1,205)	(0.8)%	(1,480)	(1.8)%
Effect of cross-border tax laws	(1,035)	(0.8)%	(1,218)	(0.8)%	(862)	(1.0)%
Other	65	0.1%	(242)	(0.3)%	126	0.1%
Total	$30,040	22.2%	$37,390	24.3%	$21,416	25.5%
(1)For 2025, the majority (greater than 50 percent) of the state and local income taxes related to New York, California, Maryland and Pennsylvania; for 2024, the majority (greater than 50 percent) of the state and local income taxes related to California, New York, Massachusetts, Minnesota and Illinois; and for 2023, the majority (greater than 50 percent) of the state and local income taxes related to Minnesota, Florida, Massachusetts, Illinois and New York.
On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act (“2025 Tax Reform”) that includes several U.S. corporate tax provisions, including the restoration of 100% bonus depreciation on qualified property and the current deductibility of domestic research expenditures. The provisions of the 2025 Tax Reform did not have a material impact on our 2025 income tax expense or effective tax rate.
Cash paid for income taxes (net of refunds received) for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Federal	$11,300	$14,713	$20,000
State	6,548	6,414	7,632
Foreign
India	5,318	4,033	3,115
Canada	3,182	4,097	2,584
Other foreign jurisdictions	686	455	179
Total	27,034	29,712	33,510

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
The net deferred tax asset (liability) balance at December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024
Deferred tax assets:
Share-based compensation	$13,929	$13,216
Deferred compensation liability	12,551	10,944
Operating lease liabilities	11,535	11,687
Accrued payroll and payroll related liabilities	11,040	10,086
Net operating loss carryforwards	3,844	3,553
Tax credits	2,617	2,164
Convertible debt investment	1,776	—
Other	4,779	3,954
Total deferred tax assets	62,071	55,604
Valuation allowance	(9,782)	(6,561)
Net deferred tax assets	52,289	49,043
Deferred tax liabilities:
Intangibles and goodwill	(59,662)	(51,526)
Software development costs	(9,061)	—
Operating lease right-of-use assets	(6,627)	(5,756)
Prepaid expenses	(5,087)	(4,811)
Property and equipment	(1,147)	(1,448)
Convertible debt investment	—	(5,542)
Other	(4,411)	(5,860)
Total deferred tax liabilities	(85,995)	(74,943)
Net deferred tax liabilities	$(33,706)	$(25,900)
As of December 31, 2025 and 2024, we had valuation allowances of $9.8 million and $6.6 million, respectively, primarily due to uncertainties relating to the ability to utilize deferred tax assets recorded for foreign losses, capital losses and tax credits. The increase in valuation allowances in 2025 primarily attributable to deferred tax assets recorded as the result of a capital loss on our convertible debt investment in a third-party and a capital loss on our preferred stock investment in a hospital-at-home company, as well as valuation allowance increases attributable to higher foreign tax credit carryforwards.
As of December 31, 2025, we had U.S. and foreign net operating loss carryforwards of $3.8 million. Of this amount, $3.2 million have an indefinite carryforward period, and the remaining $0.6 million begin to expire in 2027. We have federal tax credit carryforwards of $2.6 million, which begin to expire in 2030.
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
A reconciliation of our beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 is as follows:

Unrecognized Tax Benefits
Balance at January 1, 2023	$593
Decrease due to lapse of statute of limitations	(593)
Balance at December 31, 2023	—
Balance at December 31, 2024	—
Balance at December 31, 2025	$—
As of both December 31, 2025 and 2024, there was no unrecognized tax benefit which would affect the effective tax rate if recognized.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
As of both December 31, 2025 and 2024, no potential payment of interest and penalties was accrued. Accrued interest and penalties are recorded as a component of provision for income taxes on our consolidated statement of earnings.
We file income tax returns with federal, state, local and foreign jurisdictions. Tax years 2022 through 2024 are subject to future examinations by federal tax authorities. Tax years 2019 through 2024 are subject to future examinations by state and local tax authorities. Our foreign income tax filings are subject to future examinations by the local foreign tax authorities for tax years 2020 through 2024. The Company is currently under audit by the states of Minnesota and Wisconsin, as well as by the governments of India and Canada. We do not expect the outcome of these audits to have a material adverse effect on our financial position or results of operations.
18. Commitments, Contingencies and Guarantees
Lease Commitments
We lease office space, data centers and certain equipment under non-cancelable operating lease arrangements expiring on various dates through 2033, with various renewal options. Office facilities under operating leases include fixed payments plus, in some cases, scheduled base rent increases over the term of the lease. Certain leases require variable payments of real estate taxes, insurance and operating expenses. See Note 5 “Leases” for additional information on our leases, including the remaining expected lease payments under our operating leases as of December 31, 2025.
Litigation
In the second quarter of 2024, we recognized a $15.0 million pre-tax litigation settlement gain related to a completed legal matter in which Huron was the plaintiff, which is included in other losses (gains), net on our consolidated statement of operations.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.4 million were outstanding at both December 31, 2025 and 2024, respectively, which are used as security deposits for our office facilities.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of December 31, 2025 and 2024, the total estimated fair value of our outstanding contingent consideration liability was $23.3 million and $0.2 million, respectively. Refer to Note 13 “Fair Value of Financial Instruments” for additional information on our contingent consideration liabilities.
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
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; the federal health system; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our healthcare-focused consulting and managed services offerings include financial and operational performance improvement consulting, which spans revenue cycle, business operations and care delivery transformation; organizational transformation; revenue cycle managed services and outsourcing; financial and capital advisory consulting; and strategy and innovation consulting. Our healthcare-focused digital services span technology and analytic-related services, including core systems of record, such as enterprise health record (“EHR”), enterprise resource planning (“ERP”), enterprise performance management (“EPM”), and customer relationship management (“CRM”) systems; data management, AI and automation; technology managed services; and payor core

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
administration systems. We also have a portfolio of software products we deliver to the healthcare industry. In June 2025, we enhanced our consulting offerings through the acquisition of Eclipse Insights LLC (“Eclipse Insights”), a leading provider of revenue cycle solutions. In November 2025, we acquired the consulting services division of AXIOM Systems Consulting Services, Inc. (“AXIOM”) to strengthen our digital-focused payor offerings.
•Education
Our Education segment serves public and private colleges and universities, research institutes, not-for-profit organizations and other education-related organizations. Our education and research-focused consulting and managed services offerings include our research-focused consulting and managed services; our strategy and operations consulting services, which span finance, accounting, operations and athletics to organization and talent strategy and student and academic strategy; and our advancement and fundraising consulting services, which were bolstered by the acquisition of Grenzebach Glier and Associates (“GG+A”) in March of 2024 and Advancement Resources and Halpin Parnership Limited (“Halpin”) in March 2025. Our education and research-focused digital offerings span technology and analytic-related services, including core systems of record, such as student information, ERP, EPM, and CRM systems; data management, AI and automation; and technology managed services. Our education and research-focused product offerings include our Huron Research Suite, the leading software suite designed to facilitate and improve research administration service delivery and compliance.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with seven primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, the chief risk officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, industrials and manufacturing, and energy and utilities industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and retail. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, financial and capital advisory (special situation advisory and corporate finance advisory) consulting services, regulatory compliance and risk management consulting and managed services, strategy and innovation consulting services, and financial and operational performance improvement consulting services. In the third quarter of 2025, we bolstered our Commercial consulting offerings through the acquisitions of TVG-Treliant Holdings, LLC (“Treliant”), a global financial services consulting and managed services firm, and Wilson Perumal and Company, Inc. (“WP&C”), a leading strategy and operations consulting firm specializing in driving operational efficiency and improved growth and profitability.
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
Segment operating income consists of the revenues generated by a segment, less operating expenses that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner, as well as restructuring charges, other gains and losses, depreciation and amortization, and interest expense that are not attributable to a particular segment. The administrative function costs include corporate office support costs, office facility costs, costs related to accounting and finance, human resources, legal, marketing, information technology, and company-wide business development functions, as well as costs related to overall corporate management.
The tables below set forth information about our operating segments for the years ended December 31, 2025, 2024, and 2023, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because the financial results of our international operations are not significant to our consolidated financial statements.

	Year Ended December 31,
	2025	2024	2023
Healthcare:
Revenues before reimbursable expenses	$837,537	$756,263	$673,989
Reimbursable expenses	20,885	21,174	22,324
Total revenues	858,422	777,437	696,313

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
Direct costs	533,341	489,123	452,080
Reimbursable expenses	20,885	21,174	22,332
Selling, general and administrative expenses	41,594	49,728	41,351
Depreciation and amortization	6,465	7,162	6,373
Other segment items(1)	555	1,322	1,277
Total segment operating expenses	602,840	568,509	523,413
Segment operating income	$255,582	$208,928	$172,900

Education:
Revenues before reimbursable expenses	$500,174	$474,221	$429,663
Reimbursable expenses	9,335	9,320	9,229
Total revenues	509,509	483,541	438,892
Operating expenses:
Direct costs	347,642	337,607	308,800
Reimbursable expenses	9,335	9,320	9,311
Selling, general and administrative expenses	33,867	25,472	21,128
Depreciation and amortization	4,723	1,912	437
Other segment items(1)	756	709	118
Total segment operating expenses	396,323	375,020	339,794
Segment operating income	$113,186	$108,521	$99,098

Commercial:
Revenues before reimbursable expenses	$325,125	$255,601	$258,408
Reimbursable expenses	6,087	5,226	5,142
Total revenues	331,212	260,827	263,550
Operating expenses:
Direct costs	240,897	183,250	181,812
Reimbursable expenses	6,081	5,223	5,123
Selling, general and administrative expenses	25,538	20,371	20,251
Depreciation and amortization	944	223	210
Other segment items(1)	1,895	562	1,952
Total segment operating expenses	275,355	209,629	209,348
Segment operating income	$55,857	$51,198	$54,202

Total Huron:
Revenues before reimbursable expenses	$1,662,836	$1,486,085	$1,362,060
Reimbursable expenses	36,307	35,720	36,695
Total revenues	$1,699,143	$1,521,805	$1,398,755

Segment operating income	$424,625	$368,647	$326,200
Items not allocated at the segment level:
Unallocated corporate expenses	217,564	191,180	175,206
Other losses (gains), net	2,968	(14,466)	(444)
Restructuring charges	6,035	7,590	8,204
Depreciation and amortization	19,488	15,524	17,886
Operating income	178,570	168,819	125,348
Other income (expense), net	(43,490)	(14,803)	(41,453)
Income before taxes	$135,080	$154,016	$83,895
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

	Year Ended December 31,
Total Revenues by Capability	2025	2024	2023
Healthcare:
Consulting and Managed Services	$638,414	$549,686	$493,263
Digital	220,008	227,751	203,050
Total revenues	$858,422	$777,437	$696,313
Education:
Consulting and Managed Services	$261,564	$245,358	$219,098
Digital	247,945	238,183	219,794
Total revenues	$509,509	$483,541	$438,892
Commercial:
Consulting and Managed Services	$98,328	$90,441	$92,182
Digital	232,884	170,386	171,368
Total revenues	$331,212	$260,827	$263,550
Total Huron:
Consulting and Managed Services	$998,306	$885,485	$804,543
Digital	700,837	636,320	594,212
Total revenues	$1,699,143	$1,521,805	$1,398,755

	Year Ended December 31,
Revenues before Reimbursable Expenses by Capability	2025	2024	2023
Healthcare:
Consulting and Managed Services	$622,637	$533,846	$476,726
Digital	214,900	222,417	197,263
Total revenues before reimbursable expenses	$837,537	$756,263	$673,989
Education:
Consulting and Managed Services	$256,913	$240,985	$214,971
Digital	243,261	233,236	214,692
Total revenues before reimbursable expenses	$500,174	$474,221	$429,663
Commercial:
Consulting and Managed Services	$97,333	$89,028	$90,323
Digital	227,792	166,573	168,085
Total revenues before reimbursable expenses	$325,125	$255,601	$258,408
Total Huron:
Consulting and Managed Services	$976,883	$863,859	$782,020
Digital	685,953	622,226	580,040
Total revenues before reimbursable expenses	$1,662,836	$1,486,085	$1,362,060
For the years ended December 31, 2025, 2024, and 2023, substantially all of our revenues were recognized over time.
During the years ended December 31, 2025, 2024, and 2023, no single client generated greater than 10% of our consolidated total revenues. At December 31, 2025 and 2024, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net.
20. Valuation and Qualifying Accounts
The table below sets forth the changes in the carrying amount of our allowances for doubtful accounts and unbilled services and valuation allowance for deferred tax assets for the years ended December 31, 2025, 2024, and 2023. Allowances for doubtful accounts and unbilled services in the table below includes allowances related to clients' inability to make required payments on accounts receivable and unbilled

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
services, which are shown as allowances on the consolidated statement of financial position, as well as allowances for fixed fee and performance-based fee revenue adjustments, estimated project overruns and discretionary pricing adjustments.

	Beginning Balance	Additions(1)	Deductions	Ending Balance
Year ended December 31, 2023:
Allowances for doubtful accounts and unbilled services	$22,135	30,570	23,461	$29,244
Valuation allowance for deferred tax assets	$5,667	239	227	$5,679
Year ended December 31, 2024:
Allowances for doubtful accounts and unbilled services	$29,244	24,520	35,346	$18,418
Valuation allowance for deferred tax assets	$5,679	1,035	153	$6,561
Year ended December 31, 2025:
Allowances for doubtful accounts and unbilled services	$18,418	25,998	21,245	$23,171
Valuation allowance for deferred tax assets(2)	$6,561	3,371	150	$9,782
Allowance for credit losses on convertible debt investment(3)	$—	11,125	743	$10,382
(1)Additions to allowances for doubtful accounts and unbilled services are charged to revenues. To the extent we write-off accounts receivable due to a client’s inability to pay, the charge is recognized as a component of selling, general and administrative expenses.
(2)Of the $3.4 million additions to the valuation allowance for deferred tax assets recorded in 2025, $1.8 million was recorded to accumulated other comprehensive income (loss) on our consolidated statement of financial position and $1.6 million was recorded to income tax expense on our consolidated statement of operations. All of the additions to our valuation allowance for deferred tax assets recorded in 2024 and 2023 were recorded to income tax expense.
(3)In the second quarter of 2025, we recorded an initial $11.1 million credit allowance on our convertible debt investment in a third party. In the fourth quarter of 2025, we recorded a decrease to the credit allowance of $0.7 million due to improved credit expectations. See Note 13 “Fair Value of Financial Instruments” for additional information on our convertible debt investment.