Form 10-Q
period 2026-03-31
Huron Consulting Group Inc.
filed 2026-05-05
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 28, 2026, 16,211,829 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$26,459	$24,508
Receivables from clients, net of allowances of $9,897 and $10,519, respectively	209,060	186,506
Unbilled services, net of allowances of $2,919 and $3,384, respectively	235,383	195,464
Income tax receivable	8,591	8,430
Prepaid expenses and other current assets	35,249	33,676
Total current assets	514,742	448,584
Property and equipment, net	23,834	23,472
Deferred income taxes, net	3,241	3,563
Long-term investments, net of allowances of $10,382 and $10,382, respectively	36,433	36,433
Operating lease right-of-use assets	19,846	20,027
Other non-current assets	135,105	134,781
Intangible assets, net	68,975	72,927
Goodwill	786,949	786,896
Total assets	$1,589,125	$1,526,683
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,998	$12,354
Accrued expenses and other current liabilities	43,423	38,117
Accrued payroll and related benefits	113,967	266,950
Current maturities of long-term debt	20,000	20,000
Current maturities of operating lease liabilities	11,217	14,304
Deferred revenues	31,569	31,708
Total current liabilities	232,174	383,433
Non-current liabilities:
Deferred compensation and other liabilities	63,520	63,316
Long-term debt, net of current portion	834,739	489,665
Operating lease liabilities, net of current portion	21,477	24,371
Deferred income taxes, net	39,775	37,269
Total non-current liabilities	959,511	614,621
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 19,798,449 and 20,465,234 shares issued, respectively	198	205
Treasury stock, at cost, 3,407,494 and 3,269,301 shares, respectively	(210,294)	(189,989)
Additional paid-in capital	6,322	87,885
Retained earnings	608,280	636,693
Accumulated other comprehensive loss	(7,066)	(6,165)
Total stockholders’ equity	397,440	528,629
Total liabilities and stockholders’ equity	$1,589,125	$1,526,683
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Revenues before reimbursable expenses	$443,712	$395,690
Reimbursable expenses	8,055	8,451
Total revenues	451,767	404,141
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	308,194	278,043
Reimbursable expenses	8,055	8,445
Selling, general and administrative expenses	84,711	76,634
Other losses	3,840	—
Restructuring charges	663	1,338
Depreciation and amortization	9,721	6,949
Total operating expenses	415,184	371,409
Operating income	36,583	32,732
Other income (expense), net:
Interest expense, net of interest income	(8,891)	(5,647)
Other expense, net	(626)	(5,633)
Total other expense, net	(9,517)	(11,280)
Income before taxes	27,066	21,452
Income tax expense	3,819	(3,084)
Net income	$23,247	$24,536
Earnings per share:
Net income per basic share	$1.37	$1.38
Net income per diluted share	$1.34	$1.33
Weighted average shares used in calculating earnings per share:
Basic	16,984	17,821
Diluted	17,406	18,475
Comprehensive income (loss):
Net income	$23,247	$24,536
Foreign currency translation adjustments, net of tax	(1,931)	535
Unrealized loss on investment, net of tax	—	(10,517)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	1,030	(2,233)
Other comprehensive loss	(901)	(12,215)
Comprehensive income	$22,346	$12,321
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	20,460,526	$205	(3,271,442)	$(189,989)	$87,885	$636,693	$(6,165)	$528,629
Comprehensive income (loss)						23,247	(901)	22,346
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	414,967	4	4,782	225	(229)			—
Exercise of stock options	8,985	—			708			708
Share-based compensation					21,815			21,815
Shares redeemed for employee tax withholdings			(142,975)	(20,530)				(20,530)
Share repurchases	(1,114,806)	(11)			(103,857)	(51,660)		(155,528)
Balance at March 31, 2026	19,769,672	$198	(3,409,635)	$(210,294)	$6,322	$608,280	$(7,066)	$397,440

Balance at December 31, 2024	20,762,327	$208	(3,117,675)	$(160,093)	$177,673	$531,653	$11,886	$561,327
Comprehensive income (loss)						24,536	(12,215)	12,321
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	532,575	5	56,231	2,995	(3,000)			—
Exercise of stock options	43,202	—			2,527			2,527
Purchase of business	15,378	—			2,344			2,344
Share-based compensation					20,814			20,814
Shares redeemed for employee tax withholdings			(212,740)	(32,181)				(32,181)
Share repurchases	(508,611)	(5)			(72,863)			(72,868)
Balance at March 31, 2025	20,844,871	$208	(3,274,184)	$(189,279)	$127,495	$556,189	$(329)	$494,284

The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$23,247	$24,536
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	9,721	6,949
Non-cash lease expense	1,641	1,437
Lease-related impairment charges	—	738
Gain on lease modification	(3,814)	—
Share-based compensation	15,693	15,358
Amortization of debt discount and issuance costs	288	286
Allowances for doubtful accounts	133	272
Deferred income taxes	2,339	259
Gain on sale of business	(303)	—
Change in fair value of contingent consideration liabilities	3,840	—
Change in fair value of equity investment	—	4,210
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients, net	(22,660)	(2,879)
(Increase) decrease in unbilled services, net	(39,979)	(20,617)
(Increase) decrease in current income tax receivable / payable, net	(57)	(5,668)
(Increase) decrease in other assets	(4,354)	170
Increase (decrease) in accounts payable and other liabilities	(5,005)	1,017
Increase (decrease) in accrued payroll and related benefits	(142,770)	(132,731)
Increase (decrease) in deferred revenues	(128)	(164)
Net cash used in operating activities	(162,168)	(106,827)
Cash flows from investing activities:
Purchases of property and equipment	(5,680)	(1,850)
Investments in life insurance policies	—	(1,722)
Purchases of businesses, net of cash acquired	1,493	(5,190)
Capitalization of internally developed software costs	(6,177)	(6,679)
Proceeds from note receivable	2,250	154
Proceeds from divestiture of business	300	—
Net cash used in investing activities	(7,814)	(15,287)
Cash flows from financing activities:
Proceeds from exercises of stock options	708	2,527
Shares redeemed for employee tax withholdings	(20,530)	(32,181)
Share repurchases	(153,130)	(65,310)
Proceeds from bank borrowings	413,000	328,000
Repayments of bank borrowings	(68,000)	(109,438)
Deferred payments for business acquisitions	—	(36)
Net cash provided by financing activities	172,048	123,562
Effect of exchange rate changes on cash	(115)	19
Net increase in cash and cash equivalents	1,951	1,467
Cash and cash equivalents at beginning of the period	24,508	21,911
Cash and cash equivalents at end of the period	$26,459	$23,378
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$2,673	$3,446
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,795	$694
Common stock issued related to purchase of business	$—	$2,344
Share repurchases included in current liabilities	$1,267	$8,121
Excise tax on net share repurchases included in non-current liabilities	$1,133	$73
    The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

1. Description of Business
Huron is a global professional services firm that collaborates with organizations to help solve their most complex challenges and achieve their most ambitious goals. Working across the private and public sectors, we partner closely with clients to improve performance, accelerate transformation, and unlock new opportunities for growth.
Our clients choose us because of our deep industry and technical expertise and proven track record of turning sound strategies into action. By combining practical experience, innovative thinking, and advanced analytics and technology, Huron helps organizations translate today’s ideas into tangible results and long-term value.
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2026 and 2025. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
3. New Accounting Pronouncements
Recently Adopted
On July 30, 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets For Private Companies and Certain Not-For-Profit Entities (PCC), which provides a practical expedient for public business entities to simplify the measurement of credit losses for certain receivables and contract assets in which entities may elect to assume that the economic conditions at the time of a sale are reflective of future economic conditions, such that an entity does not need to consider future economic changes in its determination of its allowance for credit losses. We adopted ASU 2025-05 as of January 1, 2026 on a prospective basis. Upon adoption, we elected the practical expedient for current accounts receivable and current contract assets, and no other changes were made to our credit‑loss estimation methodologies. The adoption did not have an impact on our consolidated financial statements.
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
On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2028, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
4. Acquisitions
2025 Acquisitions
During 2025, we completed the following six acquisitions: Advancement Resources in March 2025, Halpin Partnership Limited (“Halpin”) in March 2025, Eclipse Insights LLC (“Eclipse Insights”) in June 2025, TVG-Treliant Holdings, LLC (“Treliant”) in July 2025, Wilson Perumal and Company, Inc. (“WP&C”) in September 2025, and AXIOM Systems Consulting Services, Inc. (“AXIOM”) in November 2025.
We finalized the measurements of assets acquired and liabilities assumed related to the Advancement Resources, Halpin, Eclipse Insights, WP&C and AXIOM acquisitions during 2025. In the first quarter of 2026, we finalized the measurements of assets acquired and liabilities assumed related to the Treliant acquisition.
The aggregate fair value of consideration transferred for all acquisitions completed in 2025 was $159.7 million, which consisted of $110.2 million in cash (inclusive of net working capital and other proceeds adjustments), $29.2 million in Huron common stock, and $20.3 million in the acquisition date fair value of contingent consideration liabilities.
We recorded goodwill related to our 2025 acquisitions of $108.1 million, of which $53.8 million related to the acquisition of Eclipse Insights within our Healthcare segment; $27.4 million related to the acquisition of Treliant within our Commercial segment; $16.5 million related to the acquisition of WP&C within our Commercial segment; and $10.4 million related to the remaining acquisitions completed in 2025. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed, and largely reflects the expanded market opportunities expected from combining the service offerings of Huron and the businesses acquired, as well as the assembled workforces of businesses acquired. Of the $108.1 million of goodwill recorded related to our 2025 acquisitions, $98.7 million is expected to be tax deductible.
Additionally, we acquired intangible assets related to our 2025 acquisitions of $58.1 million. Of the $58.1 million of intangible assets acquired, $27.6 million relates to our acquisition of Eclipse Insights and includes $25.5 million for customer relationships and $2.1 million for technology and software. The acquired customer relationships and technology and software intangible assets have an estimated useful life of 10 years and 5 years, respectively. Also included in the $58.1 million of intangible assets acquired in 2025 is $19.1 million for the Treliant customer relationships intangible asset, which has an estimated useful life of 10 years.
For the three months ended March 31, 2025, we recognized total revenues of $0.7 million in the aggregate, from our acquisitions completed in 2025. We determined that it is impractical to determine the amount of earnings generated by the acquisitions, individually or in the aggregate, due to the integration of operations after the acquisition date.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
5. Goodwill and Intangible Assets
Goodwill
The table below sets forth the changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2026.

	Healthcare	Education	Commercial	Total
Balance as of December 31, 2025:
Goodwill	$701,624	$152,431	$388,733	$1,242,788
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2025	$511,600	$151,014	$124,282	$786,896
Goodwill recorded in connection with business acquisition(1)	—	—	209	209
Foreign currency translation	—	(79)	(77)	(156)
Goodwill, net as of March 31, 2026	$511,600	$150,935	$124,414	$786,949
(1)    The $0.2 million of goodwill recorded for the three months ended March 31, 2026 in connection with a business acquisition relates to the finalized measurements of assets acquired and liabilities assumed in the acquisition of Treliant. See Note 4 "Acquisitions" for additional information on our business combinations completed in 2025.
Intangible Assets
Intangible assets as of March 31, 2026 and December 31, 2025 consisted of the following:

		As of March 31, 2026		As of December 31, 2025
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 10	$86,079	$20,492	$86,467	$17,384
Technology and software	2 to 5	12,530	9,506	17,970	14,591
Trade names	6	6,000	6,000	6,000	6,000
Customer contracts	2 to 4	1,487	1,415	1,489	1,397
Non-competition agreements	2 to 5	860	568	1,070	697
Total		$106,956	$37,981	$112,996	$40,069
Identifiable intangible assets with finite lives are amortized over their estimated useful lives using either an accelerated or straight-line basis to correspond to the cash flows expected to be derived from the assets. Intangible asset amortization expense was $3.9 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we wrote-off $6.0 million of fully amortized intangible assets related to technology and software, customer relationships, and non-competition agreements no longer in use. We did not write-off any intangible assets during the three months ended March 31, 2025.
The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of March 31, 2026.

Year Ending December 31,	Estimated Amortization Expense
2026	$15,557
2027	$13,494
2028	$11,846
2029	$9,290
2030	$7,050
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
6. Revenues
For the three months ended March 31, 2026 and 2025, we recognized total revenues of $451.8 million and $404.1 million, respectively. Of the $451.8 million total revenues recognized in the first quarter of 2026, we recognized $14.0 million from obligations satisfied, or partially satisfied, in prior periods, of which $12.3 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.7 million was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $404.1 million total revenues recognized in the first quarter of 2025, we recognized $12.4 million from obligations satisfied, or partially satisfied, in prior periods, of which $10.8 million was primarily due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.6 million was primarily due to the release of allowances on receivables from clients and unbilled services.
As of March 31, 2026, we had $275.2 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $275.2 million of performance obligations, we expect to recognize $86.2 million as revenue in 2026, $75.0 million in 2027, and the remaining $114.0 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset, net balance as of March 31, 2026 and December 31, 2025 was $106.1 million and $91.7 million, respectively. The $14.4 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of March 31, 2026 and December 31, 2025 was $31.6 million and $31.7 million, respectively. The $0.1 million decrease reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three months ended March 31, 2026, $22.8 million of revenues recognized were included in the deferred revenue balance as of December 31, 2025.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended March 31,
	2026	2025
Net income	$23,247	$24,536

Weighted average common shares outstanding – basic	16,984	17,821
Weighted average common stock equivalents	422	654
Weighted average common shares outstanding – diluted	17,406	18,475

Net income per basic share	$1.37	$1.38
Net income per diluted share	$1.34	$1.33
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above was less than 0.1 million shares for the three months ended March 31, 2026 and was 0.1 million shares for the three months ended March 31, 2025. These shares related to unvested restricted stock and outstanding common stock options.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the first quarter of 2026. The current authorization extends the share repurchase program through December 31, 2026 with a repurchase amount of $900 million. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
During the three months ended March 31, 2026, we repurchased and retired 1,114,806 shares for $155.5 million, which includes a $1.1 million accrual for excise taxes on the net share repurchases and includes 10,000 shares for $1.3 million which were settled in the second quarter of 2026.
During the three months ended March 31, 2025, we repurchased and retired 508,611 shares for $72.9 million, which includes a $0.1 million accrual for excise taxes on the net share repurchases and includes 57,040 shares for $8.1 million which were settled in the second quarter of 2025. Additionally, in the first quarter of 2025, we settled the repurchase of 5,103 shares for $0.6 million which were accrued as of December 31, 2024.
As of March 31, 2026, $144.6 million remained available for share repurchases under our share repurchase program.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
8. Financing Arrangements
The Company has a $700 million senior secured revolving credit facility (the “Revolver”) and a $400 million senior secured term loan facility (the “Term Loan”), subject to the terms of the Fourth Amended and Restated Credit Agreement dated as of July 30, 2025 (the “Amended Credit Agreement”). Both the Revolver and the Term Loan mature on July 30, 2030. The Term Loan is subject to scheduled quarterly amortization payments of $5.0 million which began September 30, 2025 and continue through the maturity date of July 30, 2030, at which time the outstanding principal balance and all accrued interest will be due.
As of March 31, 2026, we had total borrowings outstanding under the Amended Credit Agreement of $856.0 million, consisting of $471.0 million outstanding under the Revolver and $385.0 million outstanding under the Term Loan. A summary of the scheduled maturities of those borrowings as of March 31, 2026 follows:

Scheduled Maturities of Long-Term Debt
2026	$15,000
2027	$20,000
2028	$20,000
2029	$20,000
2030	$781,000
Borrowings under the Amended Credit Agreement may be used for working capital, capital expenditures, share repurchases, permitted acquisitions, and other general corporate purposes. The initial borrowings under the Amended Credit Agreement were used to reduce borrowings outstanding under a prior credit agreement.
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
The loans and obligations under the Amended Credit Agreement are secured pursuant to a Fourth Amended and Restated Security Agreement and a Fourth Amended and Restated Pledge Agreement (the “Pledge Agreement”) with Bank of America, N.A. as collateral agent, pursuant to which the Company and the subsidiary guarantors grant Bank of America, N.A., for the ratable benefit of the lenders under the Amended Credit Agreement, a first-priority lien, subject to permitted liens, on substantially all of the personal property assets of the Company and the subsidiary guarantors, and a pledge of 100% of the stock or other equity interests in all domestic subsidiaries and 65% of the stock or other equity interests in each “material first-tier foreign subsidiary” (as defined in the Pledge Agreement) entitled to vote and 100% of the stock or other equity interests in each material first-tier foreign subsidiary not entitled to vote.
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At March 31, 2026, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 3.14 to 1.00 and a Consolidated Interest Coverage Ratio of 7.57 to 1.00.
A summary of the carrying amounts of our debt follows:

	March 31, 2026	December 31, 2025
Revolver	$471,000	$121,000
Term Loan	385,000	390,000
Unamortized debt issuance costs - Term Loan(1)	(1,261)	(1,335)
Total long-term debt	854,739	509,665
Current maturities of long-term debt	(20,000)	(20,000)
Long-term debt, net of current portion	$834,739	$489,665
(1)We recognized a $1.5 million discount to the Term Loan for debt issuance costs in connection with the Amended Credit Facility. These debt issuance costs are amortized to interest expense using an effective interest rate of 5.95% over the term of the Term Loan. Unamortized debt issuance costs related to the Revolver are included as a component of other non-current assets and amortized to interest expense using the straight-line method over the term of the Revolver.
Borrowings outstanding under the Amended Credit Agreement as of March 31, 2026 carried a weighted average interest rate of 5.2%. Borrowings outstanding under the Amended Credit Agreement as of December 31, 2025 carried a weighted average interest rate of 5.3%. Both weighted average interest rates include the effect of the interest rate swaps described in Note 10 “Derivative Instruments and Hedging Activity.”
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At March 31, 2026, we had outstanding letters of credit totaling $0.4 million, which are used as security deposits for our office facilities. As of March 31, 2026, the unused borrowing capacity under the Revolver was $228.6 million.
9. Restructuring Charges
Restructuring charges were $0.7 million for the three months ended March 31, 2026, which included $3.4 million of severance-related expenses and $1.0 million of rent and related expenses, net of sublease income, for our previously vacated office spaces, largely offset by a $3.8 million non-cash gain on lease modification. In the first quarter of 2026, we entered into the Seventh Amendment to the office lease agreement for our principal executive offices in Chicago, Illinois, which, among other items, provides for the early termination of the lease with respect to certain leased spaces previously vacated. See Note 14 “Commitments, Contingencies and Guarantees” within the notes to our consolidated financial statement for additional information on the Seventh Amendment to the Chicago, Illinois office lease.
Restructuring charges were $1.3 million for the three months ended March 31, 2025, which included a $0.7 million non-cash lease impairment charge driven by updated sublease assumptions for a previously vacated office space and $0.6 million of rent and related expenses, net of sublease income, for our previously vacated office spaces.
The table below sets forth the changes in the carrying value of our restructuring charge liability by restructuring type for the three months ended March 31, 2026.

	Employee Costs	Other	Total
Balance as of December 31, 2025	$1,914	$636	$2,550
Additions (1)	2,801	4	2,805
Payments	(3,477)	(154)	(3,631)
Adjustments (1)	(38)	48	10
Balance as of March 31, 2026	$1,200	$534	$1,734
(1)    Additions and adjustments exclude non-cash items related to employee costs, such as share-based compensation expense recognized upon the modification of equity awards to accelerate vesting upon termination, and non-cash items related to vacated office spaces,

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
such as lease impairment charges, accelerated depreciation on abandoned operating lease ROU assets and fixed assets and non-cash gains on lease modifications, all of which are recorded as restructuring charges on our consolidated statements of operations.
All of the $1.2 million restructuring charge liability related to employee costs as of March 31, 2026 is expected to be paid in the next 12 months. All of the $0.5 million other restructuring charge liability at March 31, 2026, which relates to the early termination of a contract in a prior period, is expected to be paid in the next 12 months. The employee costs and other restructuring charge liabilities are included as components of accrued payroll and related benefits and accrued expenses and other current liabilities in our consolidated balance sheet, respectively.
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
Interest Rate Swaps: We are party to forward interest rate swap agreements with aggregate notional amounts of $250.0 million as of both March 31, 2026 and December 31, 2025. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through February 28, 2030.
As of March 31, 2026, it was anticipated that $0.1 million of the losses, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income (loss) will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.
Indian Rupee Forward Contracts: We are party to Indian Rupee forward contracts that are scheduled to mature monthly through December 31, 2026. As of March 31, 2026 and December 31, 2025, the aggregate notional amounts of these contracts were Indian Rupee (INR) 0.94 billion, or $10.0 million, and Indian Rupee (INR) 1.47 billion, or $16.3 million, respectively, based on the exchange rates in effect as of each period end.
As of March 31, 2026, it was anticipated that $0.5 million of losses, net of tax, related to these foreign currency forward contracts currently recorded in accumulated other comprehensive income (loss) will be reclassified into earnings in our consolidated statement of operations within the next 12 months.
Refer to Note 12 “Other Comprehensive Income (Loss)” for additional information on our cash flow hedges.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Derivatives not Designated as Hedging Instruments
Canadian Dollar Forward Contracts: Beginning in the first quarter of 2025, on a quarterly basis, we have entered into Canadian Dollar forward contracts that settle at the end of each quarter. As of March 31, 2026, we have one Canadian Dollar forward contract outstanding, with a notional amount of $20.0 million and a fair value of $0, that will settle on June 30, 2026. We did not designate any of these derivatives as accounting hedging instruments. Therefore, changes in the fair value of the derivatives are recorded to other income (expense), net in our consolidated statements of operations. During the three months ended March 31, 2026 and 2025, we recognized $0.6 million and $0.3 million, respectively, of realized losses related to the settled forward contracts. From time to time, we may enter into additional Canadian Dollar forward contracts to continue to establish economic hedges against our foreign exchange rate risk.
The table below sets forth additional information relating to our derivative instruments recognized on our consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Derivative Instrument	Balance Sheet Location	March 31, 2026	December 31, 2025
Assets
Cash Flow Hedges
Interest rate swaps	Prepaid expenses and other current assets	$446	$318
Interest rate swaps	Other non-current assets	168	121
Total Assets		$614	$439

Liabilities
Cash Flow Hedges
Interest rate swaps	Accrued expenses and other current liabilities	$516	$1,023
Interest rate swaps	Deferred compensation and other liabilities	1,814	2,809
Foreign exchange forward contracts	Accrued expenses and other current liabilities	636	349
Total Liabilities		$2,966	$4,181
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets:
Interest rate swaps	$—	$614	$—	$614
Convertible debt investment	—	—	34,079	34,079
Deferred compensation assets	—	49,621	—	49,621
Total assets	$—	$50,235	$34,079	$84,314
Liabilities:
Interest rate swaps	$—	$2,330	$—	$2,330
Foreign exchange forward contracts	—	636	—	636
Contingent consideration for business acquisitions	—	—	26,861	26,861
Total liabilities	$—	$2,966	$26,861	$29,827
December 31, 2025
Assets:
Interest rate swaps	$—	$439	$—	$439
Convertible debt investment	—	—	34,079	34,079
Deferred compensation assets	—	50,927	—	50,927
Total assets	$—	$51,366	$34,079	$85,445
Liabilities:
Interest rate swaps	$—	$3,832	$—	$3,832
Foreign exchange forward contracts	—	349	—	349
Contingent consideration for business acquisitions	—	—	23,274	23,274
Total liabilities	$—	$4,181	$23,274	$27,455
Interest rate swaps: The fair values of our interest rate swaps were derived using estimates to settle the interest rate swap agreements, which are based on the net present value of expected future cash flows on each leg of the swaps utilizing market-based inputs and a discount rate reflecting the risks involved. See Note 10 “Derivative Instruments and Hedging Activity” for additional information on our interest rate swaps.
Foreign exchange forward contracts: The fair values of our foreign exchange forward contracts were derived using estimates to settle the foreign exchange forward contracts agreements, which are based on the net present value of expected future cash flows on each contract utilizing market-based inputs, including both forward and spot prices, and a discount rate reflecting the risks involved. See Note 10 “Derivative Instruments and Hedging Activity” for additional information on our foreign exchange forward contracts.
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income (loss). To the extent any decrease in fair value is the result of a credit impairment, such credit-related impairment charge is recorded to other income (expense), net in our consolidated statement of operations. The carrying value is recorded in long-term investments in our consolidated balance sheets. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. Additionally, we estimate the allowance for credit losses as the difference between the present value of expected cash flows to be generated from the investment and the cost basis, limited to the difference between the fair value and cost basis.
The hybrid analysis and calculation of allowance for credit losses utilizes certain assumptions, all of which are Level 3 inputs. Specifically, the assumptions utilized in the hybrid analysis include the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 23.5% as of both March 31, 2026 and December 31, 2025; and the concluded equity volatility of 50.0% and 40.0% as of March 31, 2026 and December 31, 2025, respectively. Additionally, the assumptions utilized in the calculation for the allowance for credit losses include the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; the concluded equity volatility of 50.0% and 40.0% as of March 31, 2026 and December 31, 2025, respectively; and cash flow projections discounted at the risk-adjusted rate in a range of 2.0% to 12.1%, with a weighted average of 8.7% calculated using the relative present value of expected cash flows as of both March 31, 2026 and December 31, 2025. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment or the calculated credit-related impairment charge, which would result in different impacts to our consolidated balance sheet and statements of operations and other comprehensive income. Actual results may differ from our estimates.
The estimated fair value and allowance for credit losses of the convertible debt investment was $34.1 million and $10.4 million, respectively, as of both March 31, 2026 and December 31, 2025. Since our initial investment in 2014, we recognized a total unrealized gain of $3.5 million within other comprehensive income (loss) and the $10.4 million allowance for credit losses within earnings. As of March 31, 2026 and December 31, 2025, our cost basis was $40.9 million.
Contingent consideration for business acquisitions: In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was in a range of 4.6% to 5.0% with a weighted average of 4.9% as of March 31, 2026. As of December 31, 2025, the discount rate was in a range of 4.3% to 5.1% with a weighted average of 4.9%. The weighted average discount rate was calculated using the relative fair values of the contingent consideration liabilities as of each period end. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded to other losses (gains), net in our consolidated statement of operations for that period. The carrying value is recorded in accrued expenses and other current liabilities or deferred compensation and other liabilities, based on the expected timing of payment, in our consolidated balance sheets. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the three months ended March 31, 2026.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2025	$23,274
Payment	(253)
Change in fair value	3,840
Balance as of March 31, 2026(1)	$26,861
(1)    Of the $26.9 million contingent consideration liability, $15.4 million was recorded to accrued expenses and other current liabilities and $11.5 million was recorded to deferred compensation and other liabilities in our consolidated balance sheet.
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
In the first quarter of 2025, we recognized a non-cash impairment charge of $4.2 million on our preferred stock investment based on the valuation anticipated from the hospital-at-home company's merger. Upon the completion of the merger in the second quarter of 2025, we recognized an additional $0.8 million non-cash impairment charge based on the final valuation utilized in the merger. The non-cash impairment charges were recorded to other income (expense), net in our consolidated statement of operations. Since our initial investment in 2019, we have recognized cumulative unrealized losses of $31.3 million and cumulative unrealized gains of $28.6 million. As of both March 31, 2026 and December 31, 2025, the carrying value of our equity investment was $2.4 million, with a cost basis of $5.0 million.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
12. Other Comprehensive Income (Loss)
The tables below set forth the components of other comprehensive income (loss), net of tax, for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$(1,931)	$—	$(1,931)	$535	$—	$535
Unrealized gain (loss) on investment	$—	$—	$—	$(14,193)	$3,676	$(10,517)
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value	$1,674	$(433)	$1,241	$(2,314)	$598	$(1,716)
Reclassification adjustments into earnings	3	(1)	2	(933)	243	(690)
Net unrealized gain (loss) on interest rate swaps	$1,677	$(434)	$1,243	$(3,247)	$841	$(2,406)
Foreign exchange forward contracts:
Change in fair value	$(548)	$142	$(406)	$69	$(18)	$51
Reclassification adjustments into earnings	261	(68)	193	165	(43)	122
Net unrealized gain (loss) on foreign exchange forward contracts	$(287)	$74	$(213)	$234	$(61)	$173
Other comprehensive income (loss)	$(541)	$(360)	$(901)	$(16,671)	$4,456	$(12,215)

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

Accumulated other comprehensive income (loss), net of tax, includes the following components:

			Cash Flow Hedges
	Foreign Currency Translation	Available-for-Sale Investment	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2025	$(4,222)	$821	$(2,504)	$(260)	$(6,165)
Current period change	(1,931)	—	1,243	(213)	(901)
Balance as of March 31, 2026	$(6,153)	$821	$(1,261)	$(473)	$(7,066)
13. Income Taxes
For the three months ended March 31, 2026, our effective tax rate was 14.1% as we recognized income tax expense of $3.8 million on income of $27.1 million. The effective tax rate of 14.1% was more favorable than the statutory rate, inclusive of state income taxes, of 25.9%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the quarter. This favorable item was partially offset by certain nondeductible expenses.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
14. Commitments, Contingencies and Guarantees
Lease Commitments
In the first quarter of 2026, we entered into the Seventh Amendment to the office lease agreement for our principal executive offices in Chicago, Illinois, which resulted in a non-cash gain on lease modification of $3.8 million. Among other items, this amendment i) extends the term of the lease from September 30, 2029 to September 30, 2037; ii) provides a renewal option to extend the lease for an additional five year period to September 30, 2042; iii) terminates the lease, effective September 30, 2026, with respect to certain leased spaces previously vacated; iv) provides abatement of certain future base rent payments and our pro rata share of operating expenses and taxes; and v) provides a tenant improvement allowance, a portion of which may be converted, at our option, to additional abatement of future base rent payments and our pro rata share of operating expenses and taxes.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.4 million were outstanding at both March 31, 2026 and December 31, 2025, which are used as security deposits for our office facilities.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. As of March 31, 2026 and December 31, 2025, the total estimated fair value of our outstanding contingent consideration liabilities was $26.9 million and $23.3 million, respectively. The remaining aggregate maximum amount of contingent consideration that may be paid is $44.0 million, which is payable, if earned, on a staggered basis through December 31, 2028. See Note 11 “Fair Value of Financial Instruments” for additional information on our contingent consideration liabilities.
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
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; the federal health system; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our healthcare-focused consulting and managed services offerings include financial and operational performance improvement consulting, which spans revenue cycle, business operations and care delivery transformation; organizational transformation; revenue cycle managed services and outsourcing; financial and capital advisory consulting; and strategy consulting. Our healthcare-focused digital services span technology and analytic-related services, including core systems of record, such as enterprise health record (“EHR”), enterprise resource planning (“ERP”), enterprise performance management (“EPM”), and customer relationship management (“CRM”) systems; data management, artificial intelligence (“AI”) and automation; technology managed services; and payor core administration systems. We also have a portfolio of software products we deliver to the healthcare industry. In June 2025, we enhanced our consulting offerings through the acquisition of Eclipse Insights, a leading provider of revenue cycle solutions. In November 2025, we acquired the consulting services division of AXIOM to strengthen our digital-focused payor offerings.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
•Education
Our Education segment serves public and private colleges and universities, research institutes, not-for-profit organizations and other education-related organizations. Our education and research-focused consulting and managed services offerings include our research-focused consulting and managed services; our strategy and operations consulting services, which span finance, accounting, operations and athletics to organization and talent strategy and student and academic strategy; and our advancement and fundraising consulting services, which were bolstered by the acquisitions of Advancement Resources and Halpin in March 2025. Our education and research-focused digital offerings span technology and analytic-related services, including core systems of record, such as student information, ERP, EPM, and CRM systems; data management, AI and automation; and technology managed services. Our education and research-focused product offerings include our Huron Research Suite, the leading software suite designed to facilitate and improve research administration service delivery and compliance.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with seven primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, the chief risk officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, industrials and manufacturing, and energy and utilities industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and retail. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, financial and capital advisory (special situation advisory and corporate finance advisory) consulting services, regulatory compliance and risk management consulting and managed services, strategy and operations consulting services, and financial and operational performance improvement consulting services. In the third quarter of 2025, we bolstered our Commercial consulting offerings through the acquisitions of Treliant, a global financial services consulting and managed services firm, and WP&C, a leading strategy and operations consulting firm specializing in driving operational efficiency and improved growth and profitability.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth information about our reportable segments for the three months ended March 31, 2026 and 2025, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because the financial results of our international operations are not significant to our consolidated financial statements.

	Three Months Ended March 31,
	2026	2025
Healthcare:
Revenues before reimbursable expenses	$225,201	$198,490
Reimbursable expenses	3,984	4,831
Total revenues	229,185	203,321
Operating expenses:
Direct costs	147,594	130,312
Reimbursable expenses	3,984	4,831
Selling, general and administrative expenses	11,367	10,331
Depreciation and amortization	1,861	1,567
Other segment items(1)	426	(36)
Total segment operating expenses	165,232	147,005
Segment operating income	$63,953	$56,316

Education:
Revenues before reimbursable expenses	$127,468	$122,748
Reimbursable expenses	2,143	2,268
Total revenues	129,611	125,016
Operating expenses:
Direct costs	90,682	90,365
Reimbursable expenses	2,143	2,268
Selling, general and administrative expenses	7,357	8,362
Depreciation and amortization	1,293	969
Other segment items(1)	558	(8)
Total segment operating expenses	102,033	101,956
Segment operating income	$27,578	$23,060

Commercial:
Revenues before reimbursable expenses	$91,043	$74,452
Reimbursable expenses	1,928	1,352
Total revenues	92,971	75,804
Operating expenses:
Direct costs	69,588	57,179
Reimbursable expenses	1,928	1,352
Selling, general and administrative expenses	6,287	5,752
Depreciation and amortization	61	236
Other segment items(1)	211	(11)
Total segment operating expenses	78,075	64,508
Segment operating income	$14,896	$11,296

Total Huron:
Revenues before reimbursable expenses	$443,712	$395,690

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Reimbursable expenses	8,055	8,451
Total revenues	$451,767	$404,141

Segment operating income	$106,427	$90,672
Items not allocated at the segment level:
Unallocated corporate expenses	60,030	52,371
Other losses	3,840	—
Restructuring charges	(532)	1,392
Depreciation and amortization	6,506	4,177
Operating income	36,583	32,732
Other expense, net	(9,517)	(11,280)
Income before taxes	$27,066	$21,452
(1)Other segment items in each segment consists of restructuring charges for all periods presented.
The following tables illustrate the disaggregation of segment total revenues and segment revenues before reimbursable expenses (RBR) by our two principal capabilities: i) Consulting and Managed Services and ii) Digital, and includes a reconciliation to consolidated total revenues and consolidated RBR. We manage our business on the basis of RBR, which we believe is the most accurate reflection of our services because it eliminates the effect of reimbursable expenses that we bill to our clients at cost.

	Three Months Ended March 31,
Total Revenues by Capability	2026	2025
Healthcare:
Consulting and Managed Services	$175,144	$147,033
Digital	54,041	56,288
Total revenues	$229,185	$203,321
Education:
Consulting and Managed Services	$63,498	$64,658
Digital	66,113	60,358
Total revenues	$129,611	$125,016
Commercial:
Consulting and Managed Services	$37,502	$17,092
Digital	55,469	58,712
Total revenues	$92,971	$75,804
Total Huron:
Consulting and Managed Services	$276,144	$228,783
Digital	175,623	175,358
Total revenues	$451,767	$404,141

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
Revenues before Reimbursable Expenses by Capability	2026	2025
Healthcare:
Consulting and Managed Services	$172,191	$143,374
Digital	53,010	55,116
Total revenues before reimbursable expenses	$225,201	$198,490
Education:
Consulting and Managed Services	$62,460	$63,544
Digital	65,008	59,204
Total revenues before reimbursable expenses	$127,468	$122,748
Commercial:
Consulting and Managed Services	$36,966	$17,003
Digital	54,077	57,449
Total revenues before reimbursable expenses	$91,043	$74,452
Total Huron:
Consulting and Managed Services	$271,617	$223,921
Digital	172,095	171,769
Total revenues before reimbursable expenses	$443,712	$395,690
For the three months ended March 31, 2026 and 2025, substantially all of our revenues were recognized over time. During the three months ended March 31, 2026 and 2025, no single client generated greater than 10% of our consolidated total revenues. At March 31, 2026 and December 31, 2025, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “estimates,” “plans,” “positions,” “continues,” “goals,” “guidance,” or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the necessary number of revenue-generating professionals; our ability to realize the expected benefits and potential opportunities of artificial intelligence (AI); inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn or volatility in market conditions, including as a result of current global trade tensions and/or tariffs. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
OVERVIEW
Huron is a global professional services firm that collaborates with organizations to help solve their most complex challenges and achieve their most ambitious goals. Working across the private and public sectors, we partner closely with clients to improve performance, accelerate transformation, and unlock new opportunities for growth.
Our clients choose us because of our deep industry and technical expertise and proven track record of turning sound strategies into action. By combining practical experience, innovative thinking, and advanced analytics and technology, Huron helps organizations translate today’s ideas into tangible results and long-term value.
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
•Solid Foundation for Margin Expansion: The Company continues to be well-positioned to further achieve margin expansion as well as strong annual adjusted diluted earnings per share growth. We are committed to operating income margin expansion by seeking to grow the areas of the business that provide the most attractive returns, improving our pricing realization and the operational efficiency of our delivery for clients, utilizing our global delivery platform across regions, and scaling our selling, general, and administrative expenses as we grow.
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
Operating Industries
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; the federal health system; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our healthcare-focused consulting and managed services offerings include financial and operational performance improvement consulting, which spans revenue cycle, business operations and care delivery transformation; organizational transformation; revenue cycle managed services and outsourcing; financial and capital advisory consulting; and strategy consulting. Our healthcare-focused digital services span technology and analytic-related services, including core systems of record, such as enterprise health record (“EHR”), enterprise resource planning (“ERP”), enterprise performance management (“EPM”), and customer relationship management (“CRM”) systems; data management, artificial intelligence (“AI”) and automation; technology managed services; and payor core administration systems. We also have a portfolio of software products we deliver to the healthcare industry. In June 2025, we enhanced our consulting offerings through the acquisition of Eclipse Insights, a leading provider of revenue cycle solutions. In November 2025, we acquired the consulting services division of AXIOM to strengthen our digital-focused payor offerings.
•Education
Our Education segment serves public and private colleges and universities, research institutes, not-for-profit organizations and other education-related organizations. Our education and research-focused consulting and managed services offerings include our research-focused consulting and managed services; our strategy and operations consulting services, which span finance, accounting, operations and athletics to organization and talent strategy and student and academic strategy; and our advancement and fundraising consulting services, which were bolstered by the acquisitions of Advancement Resources and Halpin in March 2025. Our education and research-focused digital offerings span technology and analytic-related services, including core systems of record, such as student information, ERP, EPM, and CRM systems; data management, AI and automation; and technology managed services. Our education and research-focused product offerings include our Huron Research Suite, the leading software suite designed to facilitate and improve research administration service delivery and compliance.
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with seven primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, the chief risk officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, industrials and manufacturing, and energy and utilities industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and retail. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services and software products, financial and capital advisory (special situation advisory and corporate finance advisory) consulting services, regulatory compliance and risk management consulting and managed services, strategy and operations consulting services, and financial and operational performance improvement consulting services. In the third quarter of 2025, we bolstered our Commercial consulting offerings through the acquisitions of Treliant, a global financial services consulting and managed services firm, and WP&C, a leading strategy and operations consulting firm specializing in driving operational efficiency and improved growth and profitability.
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
COMPONENTS OF OPERATING RESULTS
Total Revenues
Revenues before Reimbursable Expenses (RBR)
Revenues before reimbursable expenses (RBR) are primarily generated by our employees who provide consulting and other professional services to our clients and are billable to our clients based on the number of hours worked, services provided, or achieved outcomes. We refer to these employees as our revenue-generating professionals. RBR is primarily driven by the number of revenue-generating professionals we employ as well as the total value, scope, and terms of the consulting contracts under which they provide services. We also engage independent contractors to supplement our revenue-generating professionals on client engagements as needed.
We generate our RBR from providing professional services and software products under the following four types of billing arrangements: fixed-fee; time-and-expense; performance-based; and software support, maintenance and subscriptions.
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
Reimbursable Expenses
Reimbursable expenses that are billed to clients, primarily relating to travel and out-of-pocket expenses incurred in connection with client engagements, are included in total revenues. We manage our business on the basis of revenues before reimbursable expenses (RBR), which we believe is the most accurate reflection of our services because it eliminates the effect of reimbursable expenses that we bill to our clients at cost.
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
Selling, general and administrative expenses primarily consists of compensation costs for our support personnel, which includes salaries, performance bonuses, share-based compensation, signing and retention bonuses, payroll taxes, benefits and deferred compensation expense attributable to the change in market value of our deferred compensation liability. Changes in the market value of our deferred compensation liability are offset with the changes in market value of the investments that are used to fund our deferred compensation liability, which are recorded within other income (expense), net. Also included in selling, general and administrative expenses are third-party professional fees, software licenses and data hosting expenses, rent and other office-related expenses, sales and marketing expenses, recruiting and training expenses, and practice administration and meeting expenses.
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
Non-GAAP Financial Measures
We also assess our results of operations using the following non-GAAP financial measures: earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, adjusted EBITDA as a percentage of RBR, adjusted net income, and adjusted diluted earnings per share. These non-GAAP financial measures differ from GAAP because they exclude a number of items required by GAAP, each discussed below. These non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP. Our non-GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-GAAP financial measures.

Our management uses the non-GAAP financial measures to gain an understanding of our comparative operating performance, for example when comparing such results with previous periods or forecasts. These non-GAAP financial measures are used by management in their financial and operating decision making because management believes they reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons. Management also uses these non-GAAP financial measures when publicly providing our business outlook, for internal management purposes, and as a basis for evaluating potential acquisitions and dispositions. We believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating Huron’s current operating performance and future prospects in the same manner as management does, if they so choose, and in comparing in a consistent manner Huron’s current financial results with Huron’s past financial results.
These non-GAAP financial measures include adjustments for the following items:
Amortization of intangible assets: We exclude the effect of amortization of intangible assets from the calculation of adjusted net income, as it is inconsistent in its amount and frequency and is significantly affected by the timing and size of our acquisitions.
Restructuring charges: We have incurred charges due to restructuring various parts of our business. These restructuring charges have primarily consisted of costs associated with office space consolidations, including lease impairment charges and accelerated depreciation on lease-related property and equipment, and employee severance charges. We exclude the effect of the restructuring charges from our non-GAAP financial measures to permit comparability with periods that were not impacted by these items. We do not include normal, recurring, cash operating expenses in our restructuring charges.
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
Losses (gains) on sales of businesses: We exclude the effect of non-operating losses and gains recognized as a result of sales of businesses as they are infrequent, management believes that these items are not indicative of the ongoing performance of our business, and their exclusion permits comparability with periods that were not impacted by such items. The 2026 gain relates to the divestiture of a business within our Commercial segment completed in the first quarter of 2026. The divested business was not significant to our consolidated financial statements for any period presented.
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
RESULTS OF OPERATIONS
Executive Highlights
Highlights from the first quarter of 2026 include the following:
•Revenues before reimbursable expenses (RBR) increased $48.0 million, or 12.1%, to $443.7 million for the first quarter of 2026 from $395.7 million for the first quarter of 2025.
•Net income as a percentage of total revenues was 5.1% for the first quarter of 2026, compared to 6.1% for the first quarter of 2025.
•Adjusted EBITDA as a percentage of RBR increased to 11.4% for the first quarter of 2026, compared to 10.5% for the first quarter of 2025.
•Diluted EPS increased to $1.34 for the first quarter of 2026 from $1.33 for the first quarter of 2025.
•Adjusted diluted EPS increased 3.0% to $1.73 for the first quarter of 2026, compared to $1.68 for the first quarter of 2025.
•Returned $155.5 million to shareholders in the first three months of 2026 by repurchasing 1,114,806 shares of our common stock.
RBR increased $48.0 million, or 12.1%, to $443.7 million for the first quarter of 2026 from $395.7 million for the first quarter of 2025. The overall increase in RBR reflects continued strength in demand for our Consulting and Managed Services capabilities within our Healthcare and Commercial segments. The increase includes $19.3 million of incremental RBR from our acquisitions completed since December 31, 2024. Excluding the $19.3 million of incremental RBR from our acquisitions, RBR grew 7.3% organically.
RBR within our Consulting and Managed Services capability increased $47.7 million, or 21.3%, in the first quarter of 2026 to $271.6 million, compared to $223.9 million in the first quarter of 2025; and reflected strengthened demand in our Healthcare and Commercial segments. The increase includes $17.5 million of incremental RBR from our acquisitions of Treliant, Eclipse Insights, WP&C, Advancement Resources, and Halpin. The utilization rate within our Consulting capability increased to 74.6% in the first quarter of 2026, compared to 74.1% in the first quarter of 2025.
RBR within our Digital capability increased $0.3 million, or 0.2%, in the first quarter of 2026 to $172.1 million, compared to $171.8 million in the first quarter of 2025; and reflected an increase in RBR in our Education segment, partially offset by a decrease in RBR in our Commercial and Healthcare segments. The increase includes $1.7 million of incremental RBR from our acquisition of AXIOM. The utilization rate within our Digital capability decreased to 74.8% in the first quarter of 2026, compared to 78.2% in the first quarter of 2025.
Our total number of revenue-generating professionals, excluding Managed Services professionals, increased 12.6% to 5,346 as of March 31, 2026, compared to 4,748 as of March 31, 2025, as a result of the acquisitions completed since the first quarter of 2025 and hiring to support the overall increase in demand for our services. The number of Managed Services professionals increased 59.5% to 2,643 as of March 31, 2026 from 1,657 as of March 31, 2025, as a result of hiring to support the increase in demand for our services. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.
Net income decreased $1.3 million, or 5.3%, to $23.2 million, or 5.1% of total revenues, for the first quarter of 2026 compared to $24.5 million, or 6.1% of total revenues, for the same period last year. Net income for the first quarter of 2026 includes $3.8 million of income tax expense, compared to an income tax benefit of $3.1 million recorded for the first quarter of 2025. As a result of a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, partially offset by the decrease in net income, diluted earnings per share for the first quarter of 2026 increased to $1.34 from $1.33 for the first quarter of 2025. The income tax expense in the first quarter of 2026 had an unfavorable $0.22 impact on diluted earnings per share, while the income tax benefit in the first quarter of 2025 had a favorable $0.17 impact on diluted earnings per share. Adjusted diluted earnings per share increased 3.0% to $1.73 for the first quarter of 2026, compared to $1.68 for the first quarter of 2025.

Adjusted EBITDA increased $9.1 million, or 21.9%, to $50.6 million, or 11.4% of RBR, for the first quarter of 2026, compared to $41.5 million, or 10.5% of RBR, for the same period last year.
In the first three months of 2026, we deployed $155.5 million of capital to repurchase 1,114,806 shares of our common stock, representing 6.5% of our common stock outstanding as of December 31, 2025.
Summary of Results
The following tables set forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP financial measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2026	2025
Healthcare:
Revenues before reimbursable expenses	$225,201	$198,490
Operating income	$63,953	$56,316
Segment operating income as a percentage of segment RBR	28.4%	28.4%
Education:
Revenues before reimbursable expenses	$127,468	$122,748
Operating income	$27,578	$23,060
Segment operating income as a percentage of segment RBR	21.6%	18.8%
Commercial:
Revenues before reimbursable expenses	$91,043	$74,452
Operating income	$14,896	$11,296
Segment operating income as a percentage of segment RBR	16.4%	15.2%
Total Huron:
Revenues before reimbursable expenses	$443,712	$395,690
Reimbursable expenses	8,055	8,451
Total revenues	$451,767	$404,141

Items not allocated at the segment level:
Unallocated corporate expenses	60,030	52,371
Other losses	3,840	—
Restructuring charges	(532)	1,392
Depreciation and amortization	6,506	4,177
Operating income	36,583	32,732
Other expense, net	(9,517)	(11,280)
Income before taxes	27,066	21,452
Income tax expense (benefit)	3,819	(3,084)
Net income	$23,247	$24,536
Earnings per share:
Basic	$1.37	$1.38
Diluted	$1.34	$1.33

Other Operating Data:
Number of revenue-generating professionals by segment (at period end):
Healthcare(3)	1,700	1,367
Education(4)	1,117	1,189
Commercial (1)(2)(3)	2,529	2,192
Total (excluding Managed Services)	5,346	4,748
Managed Services(4)(5)	2,643	1,657
Total	7,989	6,405

Revenues before reimbursable expenses by capability:
Consulting and Managed Services(4)(6)	$271,617	$223,921
Digital	172,095	171,769
Total	$443,712	$395,690

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended March 31,
	2026	2025
Number of revenue-generating professionals by capability (at period end):
Consulting(4)	2,218	1,748
Managed Services(4)(5)	2,643	1,657
Digital	3,128	3,000
Total	7,989	6,405

Utilization rate by capability(7):
Consulting	74.6%	74.1%
Digital	74.8%	78.2%

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
(3)    During the first quarter of 2026, we reclassified the revenue-generating professionals within one of Commercial's Digital offerings to the same Digital offering within Healthcare as these revenue-generating professionals primarily provide services to clients in the healthcare industry. This reclassification had no impact on the total Huron headcount or RBR reported for any period.
The number of revenue-generating professionals within this offering as of December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025 was 190, 158, 154, 154, and 145, respectively. The prior period headcount reported by segment in the table above has been revised for consistent presentation.
(4)    During the first quarter of 2026, we reclassified one of the offerings within Education's Managed Services capability to Education's Consulting capability. This reclassification had no impact on the total Huron headcount or RBR reported for any period.
The number of revenue-generating professionals within this offering as of December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025 was 23, 22, 23, 21 and 21, respectively. The prior period headcount reported by segment and by capability in the table above has been revised for consistent presentation. The prior period Education Managed Services capability headcount in footnote 5 below has been revised for consistent presentation.
RBR generated by this offering during the quarters ended March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025 was $1.8 million, $1.4 million, $1.8 million, and $1.6 million, respectively, and during the years ended December 31, 2024 and 2025 was $7.3 million and $6.6 million, respectively. This reclassification did not impact the total Education Consulting and Managed Services RBR reported for any period, and the prior period Education Managed Services capability RBR in footnote 6 below has been revised for consistent presentation.
(5)    We have separately presented the total number of revenue-generating professionals within our Managed Services capabilities of our Healthcare and Education segments. Our Healthcare Managed Services professionals provide revenue cycle billing, collections, insurance verification and change integrity services to clients. Our Education Managed Services professionals provide research administration managed services and outsourcing at our education and research-focused clients.
The number of Managed Services professionals within our Healthcare segment was 2,537 and 1,568 as of March 31, 2026 and 2025, respectively.
The number of Managed Services professionals within our Education segment was 106 and 89 as of March 31, 2026 and 2025, respectively.
(6)    Managed Services capability RBR within our Healthcare segment was $26.1 million and $18.3 million for the three months ended March 31, 2026 and 2025, respectively.
Managed Services capability RBR within our Education segment was $5.8 million and $5.6 million for the three months ended March 31, 2026 and 2025, respectively.
(7)    Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.

Non-GAAP Financial Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
	2026	2025
Revenues before reimbursable expenses	$443,712	$395,690
Reimbursable expenses	8,055	8,451
Total revenues	$451,767	$404,141
Net income	$23,247	$24,536
Net income as a percentage of total revenues	5.1%	6.1%
Add back:
Income tax expense	3,819	(3,084)
Interest expense, net of interest income	8,891	5,647
Depreciation and amortization	9,958	7,149
EBITDA	45,915	34,248
Add back:
Restructuring charges	663	1,338
Other losses	3,840	—
Gain on sale of business	(303)	—
Transaction-related expenses	823	1,296
Unrealized loss on long-term investments	—	4,210
Foreign currency transaction losses (gains), net	(347)	399
Adjusted EBITDA	$50,591	$41,491
Adjusted EBITDA as a percentage of revenues before reimbursable expenses	11.4%	10.5%
Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Three Months Ended March 31,
	2026	2025
Net income	$23,247	$24,536
Weighted average shares - diluted	17,406	18,475
Diluted earnings per share	$1.34	$1.33
Add back:
Amortization of intangible assets	3,902	2,036
Restructuring charges	663	1,338
Other losses	3,840	—
Gain on sale of business	(303)	—
Transaction-related expenses	823	1,296
Unrealized loss on long-term investments	—	4,210
Tax effect of adjustments	(2,135)	(2,309)
Total adjustments, net of tax	6,790	6,571
Adjusted net income	$30,037	$31,107
Adjusted weighted average shares - diluted	17,406	18,475
Adjusted diluted earnings per share	$1.73	$1.68

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues before Reimbursable Expenses (RBR)
Revenues before reimbursable expenses (RBR) by segment and capability for the three months ended March 31, 2026 and 2025 were as follows:

Revenues before Reimbursable Expenses (in thousands)	Three Months Ended March 31,		Increase / (Decrease)
	2026	2025	$	%
Segment:
Healthcare	$225,201	$198,490	$26,711	13.5%
Education	127,468	122,748	4,720	3.8%
Commercial	91,043	74,452	16,591	22.3%
Total revenues before reimbursable expenses	$443,712	$395,690	$48,022	12.1%

Capability:
Consulting and Managed Services	$271,617	$223,921	$47,696	21.3%
Digital	172,095	171,769	326	0.2%
Total revenues before reimbursable expenses	$443,712	$395,690	$48,022	12.1%
RBR increased $48.0 million, or 12.1%, to $443.7 million for the first quarter of 2026 from $395.7 million for the first quarter of 2025. The overall increase in RBR reflects continued strength in demand for our Consulting and Managed Services capabilities within our Healthcare and Commercial segments. The increase includes $19.3 million of incremental RBR from our acquisitions completed since December 31, 2024. Excluding the $19.3 million of incremental RBR from our acquisitions, RBR grew 7.3% organically. Additional information on our RBR by segment follows.
•Healthcare RBR increased $26.7 million, or 13.5%, driven by strengthened demand for our performance improvement, revenue cycle managed services, financial advisory, and strategy solutions within our Consulting and Managed Services capability; partially offset by decreases in RBR for our technology and analytics services and software products within our Digital capability. RBR in the first quarter of 2026 included $7.3 million of incremental RBR from our acquisitions of Eclipse Insights and AXIOM.
The number of revenue-generating professionals, excluding Managed Services professionals, within our Healthcare segment grew 24.4% to 1,700 as of March 31, 2026, compared to 1,367 as of March 31, 2025. Our acquisitions of Eclipse Insights and AXIOM in 2025 added approximately 75 revenue-generating professionals.
•Education RBR increased $4.7 million, or 3.8%, driven by strengthened demand for our technology and analytics services and software products within our Digital capability; partially offset by a decrease in RBR for our education and research consulting solution within our Consulting and Managed Services. RBR in the first quarter of 2026 included $1.0 million of incremental RBR from our acquisitions of Advancement Resources and Halpin.
The number of revenue-generating professionals within our Education segment, excluding Managed Services professionals, decreased 6.1% to 1,117 as of March 31, 2026, compared to 1,189 as of March 31, 2025.
•Commercial RBR increased $16.6 million, or 22.3%, which reflects $11.0 million of incremental RBR from our acquisitions of Treliant and WP&C and strengthened demand for our financial advisory solution within our Consulting and Managed Services capability; partially offset by a decrease in RBR for our technology and analytics services within our Digital capability.
The number of revenue-generating professionals within our Commercial segment, the majority of which provide services across all of our industries, grew 15.4% to 2,529 as of March 31, 2026, compared to 2,192 as of March 31, 2025. Our acquisitions of Treliant and WP&C in 2025 added approximately 210 revenue-generating professionals.

Operating Expenses
Operating expenses for the first quarter of 2026 increased $43.8 million, or 11.8%, over the first quarter of 2025.
Operating expenses and operating expenses as a percentage of revenues before reimbursable expenses (RBR) were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues before reimbursable expenses)	Three Months Ended March 31,				Increase / (Decrease)
	2026		2025
Direct costs	$308,194	69.5%	$278,043	70.3%	$30,151
Reimbursable expenses	8,055	1.8%	8,445	2.1%	(390)
Selling, general and administrative expenses	84,711	19.1%	76,634	19.4%	8,077
Other losses	3,840	0.9%	—	—%	3,840
Restructuring charges	663	0.1%	1,338	0.3%	(675)
Depreciation and amortization	9,721	2.2%	6,949	1.8%	2,772
Total operating expenses	$415,184	93.6%	$371,409	93.9%	$43,775
Direct Costs
Direct costs increased $30.2 million, or 10.8%, to $308.2 million for the first quarter of 2026 from $278.0 million for the first quarter of 2025. The $30.2 million increase primarily related to a $30.0 million increase in compensation costs for our revenue-generating professionals and a $1.5 million increase in technology costs; partially offset by a $1.5 million decrease in contractor expenses. The increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to a $29.6 million increase in salaries and related expenses, driven by recent acquisitions, hiring to support the overall increase in demand for our services and annual salary increases that went into effect in the first quarter of 2026, and a $1.3 million increase in performance bonus expense; partially offset by a $1.4 million decrease in share-based compensation expense. As a percentage of RBR, direct costs decreased to 69.5% during the first quarter of 2026, compared to 70.3% during the first quarter of 2025. This decrease was primarily due to revenue growth that outpaced the increase in performance bonus expense for our revenue-generating professionals and the decreases in share-based compensation expense and contractor expenses; partially offset by an increase in salaries and related expenses for our revenue-generating professionals, as a percentage of RBR.
Reimbursable Expenses
Reimbursable expenses are billed to clients at cost and primarily relate to travel and out-of-pocket expenses incurred in connection with client engagements. These expenses are also included in total revenues. We manage our business on the basis of revenues before reimbursable expenses (RBR), which we believe is the most accurate reflection of our services because it eliminates the effect of reimbursable expenses that are also included as a component of operating expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $8.1 million, or 10.5%, to $84.7 million in the first quarter of 2026 from $76.6 million in the first quarter of 2025. The $8.1 million increase primarily related to a $6.3 million increase in non-payroll costs and a $1.7 million increase in compensation costs for our support personnel. The $6.3 million increase in non-payroll costs was primarily driven by a $2.3 million increase in software and data hosting expenses and a $2.2 million increase in practice administration and meetings expenses. The $1.7 million increase in compensation costs for our support personnel was primarily driven by a $1.2 million increase in salaries and related expenses and a $1.0 million increase in share-based compensation expense. As a percentage of RBR, selling, general and administrative expenses decreased to 19.1% during the first quarter of 2026, compared to 19.4% during the first quarter of 2025, which was primarily due to revenue growth that outpaced the increase in compensation costs for our support personnel; partially offset by increases in practice administration meeting expenses and software and data hosting expenses, as percentages of RBR.
Other Losses
Other losses totaled $3.8 million in the first quarter of 2026 and consisted of remeasurement losses to increase the fair value of our contingent consideration liabilities related to business combinations. There were no other losses or gains recognized in the first quarter of 2025.
See Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.

Restructuring Charges
Restructuring charges for the first quarter of 2026 were $0.7 million, compared to $1.3 million for the first quarter of 2025. The $0.7 million of restructuring charges recognized in the first quarter of 2026 included $3.4 million of severance-related expenses and $1.0 million of rent and related expenses, net of sublease income, for our previously vacated office spaces, largely offset by a $3.8 million non-cash gain on lease modification. In the first quarter of 2026, we entered into the Seventh Amendment to the office lease agreement for our principal executive offices in Chicago, Illinois, which, among other items, provides for the early termination of the lease with respect to certain leased spaces previously vacated. See Note 14 “Commitments, Contingencies and Guarantees” within the notes to our consolidated financial statement for additional information on the Seventh Amendment.
The $1.3 million of restructuring charges recognized in the first quarter of 2025 included a $0.7 million non-cash lease impairment charge driven by updated sublease assumptions for a previously vacated office space and $0.6 million of rent and related expenses, net of sublease income, for our previously vacated office spaces.
Depreciation and Amortization
Depreciation and amortization expense increased $2.8 million, or 39.9%, to $9.7 million in the first quarter of 2026, compared to $6.9 million in the first quarter of 2025. The $2.8 million increase in depreciation and amortization expense was primarily attributable to increases in amortization of intangible assets acquired in business acquisitions and internally developed software.
Operating Income
Operating income increased $3.9 million, or 11.8%, to $36.6 million in the first quarter of 2026 from $32.7 million in the first quarter of 2025. Operating margin, which is defined as operating income expressed as a percentage of revenues before reimbursable expenses (RBR) was 8.2% for the three months ended March 31, 2026, compared to 8.3% for the three months ended March 31, 2025.
Operating income and operating margin for each of our segments as well as unallocated corporate expenses were as follows:

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended March 31,				Increase / (Decrease)
	2026		2025
Healthcare	$63,953	28.4%	$56,316	28.4%	$7,637
Education	$27,578	21.6%	$23,060	18.8%	$4,518
Commercial	$14,896	16.4%	$11,296	15.2%	$3,600

Unallocated Corporate Expenses (in thousands)
Unallocated corporate expenses	$60,030		$52,371		$7,659
•Healthcare operating income increased $7.6 million, or 13.6%, primarily due to the increase in RBR, as well as a decrease in salaries and related expenses for our support personnel; partially offset by increases in compensation costs for our revenue-generating professionals and practice administration meetings expenses. The increase in compensation costs for our revenue-generating professionals was driven by an increase in headcount and annual salary increases that went into effect in the first quarter of 2026. Healthcare operating margin was 28.4% for both the first quarter of 2026 and 2025.
•Education operating income increased $4.5 million, or 19.6%, primarily due to the increase in RBR, as well as decreases in practice administration and meeting expenses and compensation costs for our revenue-generating professionals; partially offset by an increase in technology costs. The decrease in compensation costs for our revenue-generating professionals was primarily driven by decreases in share-based compensation expense and performance bonus expense; largely offset by annual salary increases that went into effect in the first quarter of 2026. Education operating margin increased to 21.6% from 18.8% primarily driven by the decreases in compensation costs for our revenue-generating professionals and practice administration and meetings expenses.
•Commercial operating income increased $3.6 million, or 31.9%, primarily due to the increase in RBR; partially offset by an increase in compensation costs for our revenue-generating professionals. The increase in compensation costs for our revenue-generating professionals was primarily due to an increase in headcount, driven by our acquisitions of Treliant and WP&C, annual salary increases that went into effect in the first quarter of 2026, and an increase in performance bonus expense. Commercial operating margin increased to 16.4% from 15.2% primarily due to decreases in contractor expenses and salaries and related expenses for our support personnel, as well as revenue growth that outpaced the increase in performance bonus expense for our revenue-generating professionals; partially offset by an increase in salaries and related expenses for our revenue-generating professionals, as a percentage of RBR.
•Unallocated corporate expenses increased $7.7 million, or 14.6%, primarily due to increases in compensation costs for our support personnel and software and data hosting expenses. The increases in compensation costs for our support personnel was primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2026, and an increase in share-based compensation expense.
Other Income (Expense), Net
Interest expense, net of interest income increased $3.2 million to $8.9 million in the first quarter of 2026 from $5.6 million in the first quarter of 2025, which was primarily attributable to higher levels of borrowing under our senior secured credit facility during the first quarter of 2026 compared to the first quarter of 2025. See “Liquidity and Capital Resources” below and Note 8 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other expense, net totaled $0.6 million in the first quarter of 2026, compared to $5.6 million in the first quarter of 2025. In the first quarter of 2026, we recognized a $1.3 million loss for the market value of our investments that are used to fund our deferred compensation liability, which was partially offset by $0.3 million of foreign currency transaction gains and a $0.3 million gain related to the divestiture of a business within our Commercial segment. In the first quarter of 2025, we recognized a non-cash impairment loss of $4.2 million on our equity investment in a hospital-at-home company, a $1.1 million loss for the market value of our investments that are used to fund our deferred compensation liability, and $0.4 million of foreign currency transaction losses. The change in the market value of our investments that are used to fund our deferred compensation liability are offset with deferred compensation expense which is recognized as a component of selling, general and administrative expenses on our consolidated statements of operations.
See Note 10 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our foreign exchange forward contracts and Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our equity investment.
Income Tax Expense
For the three months ended March 31, 2026, our effective tax rate was 14.1% as we recognized income tax expense of $3.8 million on income of $27.1 million. The effective tax rate of 14.1% was more favorable than the statutory rate, inclusive of state income taxes, of 25.9%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the quarter. This favorable item was partially offset by certain nondeductible expenses.

For the three months ended March 31, 2025, our effective tax rate was (14.4)% as we recognized income tax benefit of $3.1 million on income of $21.5 million. The effective tax rate of (14.4)% was more favorable than the statutory rate, inclusive of state income taxes, of 25.9%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the quarter. This favorable item was partially offset by certain nondeductible expenses.
Net Income and Earnings per Share
Net income decreased $1.3 million, or 5.3%, to $23.2 million for the three months ended March 31, 2026 from $24.5 million for the same period last year. Net income for the first quarter of 2026 includes $3.8 million of income tax expense, compared to an income tax benefit of $3.1 million recorded for the first quarter of 2025. As a result of a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, partially offset by the decrease in net income, diluted earnings per share for the first quarter of 2026 increased to $1.34 from $1.33 for the first quarter of 2025. The income tax expense in the first quarter of 2026 had an unfavorable $0.22 impact on diluted earnings per share, while the income tax benefit in the first quarter of 2025 had a favorable $0.17 impact on diluted earnings per share.
EBITDA and Adjusted EBITDA
EBITDA increased $11.7 million, or 34.1%, to $45.9 million for the first quarter of 2026 from $34.2 million for the first quarter of 2025. The increase in EBITDA was primarily attributable to the increase in segment operating income for all three of our segments, excluding segment depreciation and amortization and the absence of the prior year $4.2 million non-cash impairment loss related to our equity investment in a hospital-at-home company recognized in the first quarter of 2025; partially offset by the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability, and the $3.8 million of remeasurement losses to increase the fair value of our contingent consideration liabilities related to business combinations recognized in the first quarter of 2026.
Adjusted EBITDA increased $9.1 million, or 21.9%, to $50.6 million in the first quarter of 2026 from $41.5 million in the first quarter of 2025. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income for all three of our segments, excluding segment depreciation and amortization and segment restructuring charges; partially offset by the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability and transaction-related expenses.

Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income decreased $1.1 million, or 3.4%, to $30.0 million in the first quarter of 2026, compared to $31.1 million in the first quarter of 2025. As a result of a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, partially offset by the decrease in adjusted net income, adjusted diluted earnings per share increased to $1.73 for the first quarter of 2026 compared to $1.68 for the first quarter of 2025.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $26.5 million and $24.5 million at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Three Months Ended March 31,
Cash Flows (in thousands):	2026	2025
Net cash used in operating activities	$(162,168)	$(106,827)
Net cash used in investing activities	(7,814)	(15,287)
Net cash provided by financing activities	172,048	123,562
Effect of exchange rate changes on cash	(115)	19
Net increase in cash and cash equivalents	$1,951	$1,467
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
Net cash used in operating activities increased by $55.3 million to $162.2 million for the three months ended March 31, 2026 from $106.8 million for the three months ended March 31, 2025. The increase in net cash used in operating activities was primarily related to increases in payments for salaries and related expenses for our revenue-generating professionals, the amount paid for annual performance bonuses in the first quarter of 2026 compared to the first quarter of 2025, and selling, general and administrative expenses; partially offset by an increase in cash collections in the first three months of 2026 compared to the first three months of 2025.
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
Net cash used in investing activities for the three months ended March 31, 2026 was $7.8 million, which primarily consisted of $6.2 million for payments related to internally developed software to advance our Education and Healthcare software products and $5.7 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces. These uses of cash for investing activities were partially offset by $2.3 million of cash received to settle an outstanding promissory note from the 2024 divestiture of our Studer Education practice and $1.5 million of cash received related to our acquisitions completed in 2025.
Net cash used in investing activities for the three months ended March 31, 2025 was $15.3 million, which primarily consisted of $6.7 million for payments related to internally developed software to advance our Healthcare and Education software products; $5.2 million for the purchases of businesses; $1.9 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; and $1.7 million for contributions to our life insurance policies.

We estimate that cash utilized for purchases of property and equipment and software development in 2026 will total approximately $30.0 million to $40.0 million; primarily consisting of software development costs, information technology-related equipment to support our corporate infrastructure, and leasehold improvements and furniture and fixtures for certain office spaces.

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
Net cash provided by financing activities for the three months ended March 31, 2026 was $172.0 million. The net borrowings of $345.0 million during the first three months of 2026 were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2026. Additionally, during the first three months of 2026, we paid $153.1 million for the settlement of share repurchases and we reacquired $20.5 million of common stock as a result of tax withholdings upon vesting of share-based compensation. These uses of cash for financing activities were partially offset by $0.7 million of cash received from stock option exercises in the first three months of 2026.
Net cash provided by financing activities for the three months ended March 31, 2025 was $123.6 million. The net borrowings of $218.6 million during the first three months of 2025 were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2025. Additionally, during the first three months of 2025, we paid $65.3 million for the settlement of share repurchases and we reacquired $32.2 million of common stock as a result of tax withholdings upon vesting of share-based compensation. These uses of cash for financing activities were partially offset by $2.5 million of cash received from stock option exercises in the first three months of 2025.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the first quarter of 2026. The current authorization extends the share repurchase program through December 31, 2026 with a repurchase amount of $900 million, of which $144.6 million remains available as of March 31, 2026. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Financing Arrangements
At March 31, 2026, we had $856.0 million outstanding under our senior secured credit agreement, as discussed below.
The company has a $700 million Revolver and a $400 million Term Loan, subject to the terms of the Fourth Amended and Restated Credit Agreement dated as of July 30, 2025 (the “Amended Credit Agreement”), both of which mature on July 30, 2030. The Term Loan is subject to scheduled quarterly amortization payments of $5.0 million which began September 30, 2025 and continue through the maturity date of July 30, 2030, at which time the outstanding principal balance and all accrued interest will be due.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At March 31, 2026 and December 31, 2025, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of March 31, 2026 was 3.14 to 1.00, compared to 1.93 to 1.00 as of December 31, 2025. Our Consolidated Interest Coverage Ratio as of March 31, 2026 was 7.57 to 1.00, compared to 8.12 to 1.00 as of December 31, 2025.
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

Borrowings outstanding under the Amended Credit Agreement at March 31, 2026 totaled $856.0 million, consisting of $471.0 million outstanding under the Revolver and $385.0 million outstanding under the Term Loan. Borrowings outstanding under the Amended Credit Agreement at December 31, 2025 totaled $511.0 million, consisting of $121.0 million outstanding under the Revolver and $264.7 million outstanding under the Term Loan. These borrowings carried a weighted average interest rate of 5.2% at March 31, 2026 and 5.3% at December 31, 2025, including the impact of the interest rate swaps described in Note 10 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements.
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At March 31, 2026, we had outstanding letters of credit totaling $0.4 million, which are used as security deposits for our office facilities. As of March 31, 2026, the unused borrowing capacity under the Revolver was $228.6 million.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies and estimates are those policies and estimates that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies and estimates are important, we believe that there are five accounting policies and estimates that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies during the three months ended March 31, 2026.
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
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our senior secured credit facility. At our option, these borrowings bear interest at one, three or six month Term SOFR or an alternate base rate, in each case plus the applicable margin. At March 31, 2026, we had borrowings outstanding under our senior secured credit facility totaling $856.0 million that carried a weighted average interest rate of 5.2%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $6.1 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2025, we had borrowings outstanding under our senior secured credit facility totaling $511.0 million that carried a weighted average interest rate of 5.3% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $2.6 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of both March 31, 2026 and December 31, 2025, the aggregate notional amount of our forward interest rate swap agreements was $250.0 million. The outstanding interest rate swap agreements as of March 31, 2026 are scheduled to mature on a staggered basis through February 28, 2030.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates associated with our operations in India and Canada. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses and our translation risk related to our USD-denominated intercompany receivables in Canada by entering into foreign exchange forward contracts.
Indian Rupee Forward Contracts: As of March 31, 2026 and December 31, 2025, the aggregate notional amounts of these contracts were Indian Rupee (INR) 0.94 billion, or $10.0 million, and Indian Rupee (INR) 1.47 billion, or $16.3 million, respectively, based on the exchange rates in effect as of each period end. The outstanding Indian Rupee forward contracts as of March 31, 2026 are scheduled to mature monthly through December 31, 2026.
Canadian Dollar Forward Contracts: As of March 31, 2026 and December 31, 2025, the notional amount of our outstanding Canadian Dollar forward contracts was $20.0 million and $25.0 million, respectively. The outstanding Canadian Dollar forward contract as of March 31, 2026 is scheduled to settle on June 30, 2026.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign exchange forward contract portfolio. The sensitivity of the portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the derivatives and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the USD to INR and USD to CAD exchange rates would have an immaterial impact on the fair value of our derivative instruments as of March 31, 2026 and December 31, 2025.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. To the extent any decrease in fair value is the result of a credit impairment - calculated as the difference between the present value of expected cash flows to be generated from the investment and the cost basis, limited to the difference between the fair value and cost basis - such credit impairment charge is recorded to other income (expense), net in our consolidated statement of operations. As of both March 31, 2026 and December 31, 2025, the fair value of the investment was $34.1 million with a total cost basis of $40.9 million. The fair value of $34.1 million includes a $10.4 million allowance for credit losses.
We have an equity investment in a privately-held hospital-at-home company, which we account for as equity securities without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. As of both March 31, 2026 and December 31, 2025, the carrying value of the investment was $2.4 million, with a total cost basis of $5.0 million. In the first quarter of 2025, we recognized a non-cash impairment charge of $4.2 million on our investment based on the valuation anticipated from the hospital-at-home company's merger with a third-party. Upon the completion of the merger in the second quarter of 2025, we recognized an additional $0.8 million non-cash impairment charge based on the final valuation utilized in the merger. The non-cash impairment charges were recorded to other income (expense), net in our consolidated statement of operations.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), which was filed with the Securities and Exchange Commission on February 24, 2026, for a complete description of the material risks we face. There have been no material changes to the Company’s risk factors since the 2025 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended March 31, 2026, we reacquired 142,975 shares of common stock with a weighted average fair market value of $143.59 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the first quarter of 2026. The current authorization extends the share repurchase program through December 31, 2026 with a repurchase amount of $900 million, of which $144.6 million remains available as of March 31, 2026. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
January 1, 2026 - January 31, 2026	47,792	$169.63	39,020	$92,382,439
February 1, 2026 - February 28, 2026	707,188	$137.65	706,002	$195,213,783
March 1, 2026 - March 31, 2026	502,801	$138.10	369,784	$144,564,261
Total	1,257,781	$139.05	1,114,806
(1)The number of shares repurchased included 8,772 shares in January 2026, 1,186 shares in February 2026, and 133,017 shares in March 2026 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers

During the first quarter of 2026, none of our officers or directors adopted, modified, or terminated contracts, instructions or written plans for the sale or purchase of our securities intended to satisfy the affirmative defense condition of Rule 10b5-1(c) or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.	EXHIBITS.
(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Furnished herewith	Form	Period Ending	Exhibit	Filing Date
10.1*	Amendment to Senior Management Agreement by and between Huron Consulting Group Inc. and James H. Roth.	X
10.2†	Seventh Amendment to Lease by and between Huron Consulting Services LLC and Onni Van Buren Chicago LLC, dated February 12, 2026.	X
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
*    Indicates the exhibit is a management contract or compensatory plan or arrangement.
†    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, a copy of any or all omitted exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huron Consulting Group Inc.
(Registrant)

Date:	May 5, 2026	/s/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer