Form 10-Q
period 2026-06-30
Huron Consulting Group Inc.
filed 2026-07-28
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 21, 2026, 15,910,072 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$31,228	$24,508
Receivables from clients, net of allowances of $10,457 and $10,519, respectively	203,815	186,506
Unbilled services, net of allowances of $3,090 and $3,384, respectively	238,057	195,464
Income tax receivable	15,560	8,430
Prepaid expenses and other current assets	41,118	33,676
Total current assets	529,778	448,584
Property and equipment, net	27,691	23,472
Deferred income taxes, net	3,564	3,563
Long-term investments, net of allowances of $9,315 and $10,382, respectively	33,931	36,433
Operating lease right-of-use assets	20,878	20,027
Other non-current assets	142,797	134,781
Intangible assets, net	81,182	72,927
Goodwill	804,939	786,896
Total assets	$1,644,760	$1,526,683
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,802	$12,354
Accrued expenses and other current liabilities	59,416	38,117
Accrued payroll and related benefits	173,027	266,950
Current maturities of long-term debt	20,000	20,000
Current maturities of operating lease liabilities	9,797	14,304
Deferred revenues	30,885	31,708
Total current liabilities	309,927	383,433
Non-current liabilities:
Deferred compensation and other liabilities	73,238	63,316
Long-term debt, net of current portion	812,812	489,665
Operating lease liabilities, net of current portion	21,928	24,371
Deferred income taxes, net	42,095	37,269
Total non-current liabilities	950,073	614,621
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 19,373,897 and 20,465,234 shares issued, respectively	194	205
Treasury stock, at cost, 3,407,005 and 3,269,301 shares, respectively	(210,434)	(189,989)
Additional paid-in capital	3,928	87,885
Retained earnings	599,378	636,693
Accumulated other comprehensive loss	(8,306)	(6,165)
Total stockholders’ equity	384,760	528,629
Total liabilities and stockholders’ equity	$1,644,760	$1,526,683
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Revenues before reimbursable expenses	$465,636	$402,505	$909,348	$798,195
Reimbursable expenses	9,406	9,250	17,461	17,701
Total revenues	475,042	411,755	926,809	815,896
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	311,187	269,028	619,381	547,071
Reimbursable expenses	9,406	9,250	17,461	17,695
Selling, general and administrative expenses	89,793	80,217	174,504	156,851
Other losses (gains)	3,850	(71)	7,690	(71)
Restructuring charges	410	560	1,073	1,898
Depreciation and amortization	10,148	7,117	19,869	14,066
Total operating expenses	424,794	366,101	839,978	737,510
Operating income	50,248	45,654	86,831	78,386
Other income (expense), net:
Interest expense, net of interest income	(11,939)	(9,281)	(20,830)	(14,928)
Other income (expense), net	4,599	(8,665)	3,973	(14,298)
Total other expense, net	(7,340)	(17,946)	(16,857)	(29,226)
Income before taxes	42,908	27,708	69,974	49,160
Income tax expense	11,674	8,278	15,493	5,194
Net income	$31,234	$19,430	$54,481	$43,966
Earnings per share:
Net income per basic share	$1.93	$1.12	$3.28	$2.50
Net income per diluted share	$1.91	$1.09	$3.22	$2.42
Weighted average shares used in calculating earnings per share:
Basic	16,208	17,320	16,594	17,569
Diluted	16,387	17,772	16,902	18,137
Comprehensive income (loss):
Net income	$31,234	$19,430	$54,481	$43,966
Foreign currency translation adjustments, net of tax	(1,807)	2,749	(3,738)	3,284
Unrealized loss on investment, net of tax	(1,330)	(5,249)	(1,330)	(15,766)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	1,897	(2,114)	2,927	(4,347)
Other comprehensive loss	(1,240)	(4,614)	(2,141)	(16,829)
Comprehensive income	$29,994	$14,816	$52,340	$27,137
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	19,769,672	$198	(3,409,635)	$(210,294)	$6,322	$608,280	$(7,066)	$397,440
Comprehensive income (loss)						31,234	(1,240)	29,994
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	13,258	—	3,697	142	(142)			—
Exercise of stock options	646	—			53			53
Share-based compensation					10,629			10,629
Shares redeemed for employee tax withholdings			(2,289)	(282)				(282)
Share repurchases	(438,456)	(4)			(12,934)	(40,136)		(53,074)
Balance at June 30, 2026	19,345,120	$194	(3,408,227)	$(210,434)	$3,928	$599,378	$(8,306)	$384,760

Balance at March 31, 2025	20,844,871	$208	(3,274,184)	$(189,279)	$127,495	$556,189	$(329)	$494,284
Comprehensive income (loss)						19,430	(4,614)	14,816
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	5,835	—	4,604	217	(217)			—
Exercise of stock options	985	—			64			64
Purchase of business	147,221	1			18,552			18,553
Share-based compensation					8,601			8,601
Shares redeemed for employee tax withholdings			(2,377)	(326)				(326)
Share repurchases	(429,669)	(4)			(60,993)			(60,997)
Balance at June 30, 2025	20,569,243	$205	(3,271,957)	$(189,388)	$93,502	$575,619	$(4,943)	$474,995

	Six Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	20,460,526	$205	(3,271,442)	$(189,989)	$87,885	$636,693	$(6,165)	$528,629
Comprehensive income (loss)						54,481	(2,141)	52,340
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	428,225	4	8,479	367	(371)			—
Exercise of stock options	9,631	—			761			761
Share-based compensation					32,444			32,444
Shares redeemed for employee tax withholdings			(145,264)	(20,812)				(20,812)
Share repurchases	(1,553,262)	(15)			(116,791)	(91,796)		(208,602)
Balance at June 30, 2026	19,345,120	$194	(3,408,227)	$(210,434)	$3,928	$599,378	$(8,306)	$384,760

Balance at December 31, 2024	20,762,327	$208	(3,117,675)	$(160,093)	$177,673	$531,653	$11,886	$561,327
Comprehensive income (loss)						43,966	(16,829)	27,137
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	538,410	5	60,835	3,212	(3,217)			—
Exercise of stock options	44,187	—			2,591			2,591
Purchases of businesses	162,599	1			20,896			20,897
Share-based compensation					29,415			29,415
Shares redeemed for employee tax withholdings			(215,117)	(32,507)				(32,507)
Share repurchases	(938,280)	(9)			(133,856)			(133,865)
Balance at June 30, 2025	20,569,243	$205	(3,271,957)	$(189,388)	$93,502	$575,619	$(4,943)	$474,995
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$54,481	$43,966
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	19,869	14,066
Non-cash lease expense	3,281	2,855
Lease-related impairment charges	—	738
Gain on lease modification	(4,063)	—
Share-based compensation	28,663	25,757
Amortization of debt discount and issuance costs	577	571
Allowances for doubtful accounts	100	396
Deferred income taxes	1,592	399
Gain on sale of property and equipment	(486)	—
Gain on sale of business	(303)	—
Change in fair value of contingent consideration liabilities	7,690	(71)
Change in fair value of equity investment	2,239	5,014
Change in credit allowance on convertible debt investment	(1,067)	11,125
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients, net	(11,139)	5,494
(Increase) decrease in unbilled services, net	(38,853)	(26,945)
(Increase) decrease in current income tax receivable / payable, net	(6,849)	(17,161)
(Increase) decrease in other assets	(9,934)	(6,051)
Increase (decrease) in accounts payable and other liabilities	2,138	4,063
Increase (decrease) in accrued payroll and related benefits	(88,680)	(91,280)
Increase (decrease) in deferred revenues	(958)	284
Net cash used in operating activities	(41,702)	(26,780)
Cash flows from investing activities:
Purchases of property and equipment	(10,925)	(3,892)
Investments in life insurance policies	—	(2,312)
Purchases of businesses, net of cash acquired	(27,790)	(53,111)
Capitalization of internally developed software costs	(10,065)	(10,919)
Origination of note receivable	(2,000)	—
Proceeds from note receivable	2,250	154
Proceeds from sale of property and equipment	500	—
Proceeds from divestiture of business	300	—
Net cash used in investing activities	(47,730)	(70,080)
Cash flows from financing activities:
Proceeds from exercises of stock options	761	2,591
Shares redeemed for employee tax withholdings	(20,812)	(32,507)
Share repurchases	(206,652)	(134,369)
Proceeds from bank borrowings	579,000	552,000
Repayments of bank borrowings	(256,000)	(251,875)
Deferred payments for business acquisitions	—	(36)
Net cash provided by financing activities	96,297	135,804
Effect of exchange rate changes on cash	(145)	156
Net increase in cash and cash equivalents	6,720	39,100
Cash and cash equivalents at beginning of the period	24,508	21,911
Cash and cash equivalents at end of the period	$31,228	$61,011
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$3,204	$3,054
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,868	$1,435
Common stock issued related to purchases of businesses	$—	$20,897
Deferred payment accrued related to purchase of business	$8,728	$—
Contingent consideration accrued related to purchases of businesses	$3,423	$15,400
Share repurchases included in current liabilities	$927	$—
Excise tax on net share repurchases included in non-current liabilities	$1,639	$664
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2026 and 2025. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the period ended March 31, 2026. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
3. New Accounting Pronouncements
Recently Adopted
On July 30, 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets For Private Companies and Certain Not-For-Profit Entities (PCC), which provides a practical expedient for public business entities to simplify the measurement of credit losses for certain receivables and contract assets in which entities may elect to assume that the economic conditions at the time of a sale are reflective of future economic conditions, such that an entity does not need to consider future economic changes in its determination of its allowance for credit losses. We adopted ASU 2025-05 as of January 1, 2026 on a prospective basis. Upon adoption, we elected the practical expedient for current accounts receivable and current contract assets, and no other changes were made to our credit loss estimation methodologies. The adoption did not have an impact on our consolidated financial statements.
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
4. Acquisitions
2026 Acquisition
On June 3, 2026, we acquired 100% of the ownership interests of Akusus Holdings Limited, the parent company of RelateCare (“RelateCare”). RelateCare is a provider of AI-enabled clinical and patient access solutions. The results of operations of the acquired business are included within our consolidated financial statements and results of operations of our Healthcare segment as of the acquisition date.
The acquisition was accounted for using the acquisition method of accounting. Contract assets and contract liabilities acquired are recorded at the value calculated under Topic 606: Revenue from Contracts with Customers as if we had entered into the original contract at the same date and on the same terms as the acquired company. The acquisition date values of assets acquired and liabilities assumed in the acquisition are considered preliminary and are based on the information that was available as of the date of the acquisition. We believe that the information provides a reasonable basis for estimating the preliminary values of assets acquired and liabilities assumed but certain items, such as the valuations of the intangible assets and deferred taxes and purchase price adjustments, among other items, may be subject to change as additional information is received. Thus, the provisional measurements of assets acquired, including goodwill, and liabilities assumed related to the acquisition are subject to change. We expect to finalize the valuations as soon as practicable, but not later than one year from the acquisition date.
The revenues generated by this acquisition are not significant to our consolidated financial statements for the three and six months ended June 30, 2026. We determined that it is impractical to determine the amount of earnings generated by the acquisition due to the integration of operations after the acquisition date. Refer to Note 5 “Goodwill and Intangible Assets” for additional information on the goodwill and intangibles acquired and Note 11 “Fair Value of Financial Instruments” and Note 14 “Commitments, Contingencies and Guarantees” for additional information on our contingent consideration liabilities.

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
For the three and six months ended June 30, 2025, we recognized total revenues of $2.1 million and $2.4 million, respectively, in the aggregate, from our acquisitions completed in 2025. We determined that it is impractical to determine the amount of earnings generated by the acquisitions, individually or in the aggregate, due to the integration of operations after the acquisition date.
5. Goodwill and Intangible Assets
Goodwill
The table below sets forth the changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2026.

	Healthcare	Education	Commercial	Total
Balance as of December 31, 2025:
Goodwill	$701,624	$152,431	$388,733	$1,242,788
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2025	$511,600	$151,014	$124,282	$786,896
Goodwill recorded in connection with business acquisitions(1)	18,341	—	209	18,550
Foreign currency translation	(312)	(126)	(69)	(507)
Goodwill, net as of June 30, 2026	$529,629	$150,888	$124,422	$804,939
(1)    The $18.3 million of goodwill recorded in connection with a business acquisition in the Healthcare segment is related to the acquisition of RelateCare. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed, and largely reflects the expanded market opportunities expected from combining the service offerings of Huron and RelateCare, as well as the assembled workforce of RelateCare. All of the $18.3 million of goodwill is expected to be nondeductible for tax purposes. The $0.2 million of goodwill recorded in connection with a business acquisition in the Commercial segment relates to the finalized measurements of assets acquired and liabilities assumed in the acquisition of Treliant. See Note 4 "Acquisitions" for additional information on our business combinations completed in 2026 and 2025.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Intangible Assets
Intangible assets as of June 30, 2026 and December 31, 2025 consisted of the following:

		As of June 30, 2026		As of December 31, 2025
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 10	$102,217	$23,970	$86,467	$17,384
Technology and software	2 to 5	12,530	9,861	17,970	14,591
Trade names	6	6,000	6,000	6,000	6,000
Customer contracts	2 to 4	1,484	1,433	1,489	1,397
Non-competition agreements	2 to 5	860	645	1,070	697
Total		$123,091	$41,909	$112,996	$40,069
In connection with our acquisition of RelateCare, we acquired a $16.4 million customer relationship intangible asset, which has an initial estimated useful life of 10 years.
During the six months ended June 30, 2026, we wrote-off $6.0 million of fully amortized intangible assets related to technology and software, customer relationships, and non-competition agreements no longer in use. We did not write-off any intangible assets during the six months ended June 30, 2025.
Identifiable intangible assets with finite lives are amortized over their estimated useful lives using either an accelerated or straight-line basis to correspond to the cash flows expected to be derived from the assets. Intangible asset amortization expense was $3.9 million and $2.3 million for the three months ended June 30, 2026 and 2025, respectively; and $7.8 million and $4.3 million for the six months ended June 30, 2026 and 2025, respectively.
The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of June 30, 2026.

Year Ending December 31,	Estimated Amortization Expense
2026	$15,847
2027	$14,853
2028	$14,545
2029	$11,742
2030	$9,368
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
6. Revenues
For the three months ended June 30, 2026 and 2025, we recognized total revenues of $475.0 million and $411.8 million, respectively. Of the $475.0 million total revenues recognized in the second quarter of 2026, we recognized $4.5 million from obligations satisfied, or partially satisfied, in prior periods, of which $3.0 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.5 million was due to the release of allowances on receivables from clients and unbilled services. Of the $411.8 million total revenues recognized in the second quarter of 2025, we recognized $12.8 million from obligations satisfied, or partially satisfied, in prior periods, of which $11.6 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.2 million was due to the release of allowances on receivables from clients and unbilled services.
For the six months ended June 30, 2026 and 2025, we recognized total revenues of $926.8 million and $815.9 million, respectively. Of the $926.8 million total revenues recognized in the first six months of 2026, we recognized $16.6 million from obligations satisfied, or partially satisfied in prior periods, of which $14.7 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.9 million was due to the release of allowances on receivables from clients and unbilled services. Of the $815.9

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
million total revenues recognized in the first six months of 2025, we recognized $20.5 million from obligations satisfied, or partially satisfied in prior periods, of which $18.7 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.8 million was due to the release of allowances on receivables from clients and unbilled services.
As of June 30, 2026, we had $271.4 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $271.4 million of performance obligations, we expect to recognize $62.1 million as revenue in 2026, $79.2 million in 2027, and the remaining $130.1 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset, net balance as of June 30, 2026 and December 31, 2025 was $110.2 million and $91.7 million, respectively. The $18.5 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of June 30, 2026 and December 31, 2025 was $30.9 million and $31.7 million, respectively. The $0.8 million decrease reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and six months ended June 30, 2026, $5.9 million and $28.7 million of revenues recognized, respectively, were included in the deferred revenue balance as of December 31, 2025.
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
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$31,234	$19,430	$54,481	$43,966

Weighted average common shares outstanding – basic	16,208	17,320	16,594	17,569
Weighted average common stock equivalents	179	452	308	568
Weighted average common shares outstanding – diluted	16,387	17,772	16,902	18,137

Net income per basic share	$1.93	$1.12	$3.28	$2.50
Net income per diluted share	$1.91	$1.09	$3.22	$2.42

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above was 0.1 million shares for both the three and six months ended June 30, 2026 and was less than 0.1 million shares for both the three and six months ended June 30, 2025. These shares related to unvested restricted stock and outstanding common stock options.
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
During the three and six months ended June 30, 2026, we repurchased and retired 438,456 and 1,553,262 shares for $53.1 million and $208.6 million, respectively, which includes a $0.5 million and $1.6 million accrual for excise taxes on the net share repurchases, respectively; and includes 10,000 shares for $0.9 million which were settled in the third quarter of 2026. Additionally, in the second quarter of 2026, we paid $0.6 million for the excise taxes accrued on the net share repurchases in 2025.
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
As of June 30, 2026, $92.0 million remained available for share repurchases under our share repurchase program.
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
As of June 30, 2026, we had total borrowings outstanding under the Amended Credit Agreement of $834.0 million, consisting of $454.0 million outstanding under the Revolver and $380.0 million outstanding under the Term Loan. A summary of the scheduled maturities of those borrowings as of June 30, 2026 follows:

Scheduled Maturities of Long-Term Debt
2026	$10,000
2027	$20,000
2028	$20,000
2029	$20,000
2030	$764,000
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At June 30, 2026, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.82 to 1.00 and a Consolidated Interest Coverage Ratio of 7.48 to 1.00.
A summary of the carrying amounts of our debt follows:

	June 30, 2026	December 31, 2025
Revolver	$454,000	$121,000
Term Loan	380,000	390,000
Unamortized debt issuance costs - Term Loan(1)	(1,188)	(1,335)
Total long-term debt	832,812	509,665
Current maturities of long-term debt	(20,000)	(20,000)
Long-term debt, net of current portion	$812,812	$489,665
(1)We initially recognized a $1.5 million discount to the Term Loan for debt issuance costs related to the Amended Credit Facility. These debt issuance costs are amortized to interest expense using an effective interest rate of 5.95% over the term of the Term Loan. Unamortized debt issuance costs related to the Revolver are included as a component of other non-current assets and amortized to interest expense using the straight-line method over the term of the Revolver.
Borrowings outstanding under the Amended Credit Agreement as of both June 30, 2026 and December 31, 2025 carried a weighted average interest rate of 5.3%. Both weighted average interest rates include the effect of the interest rate swaps described in Note 10 “Derivative Instruments and Hedging Activity.”
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At June 30, 2026, we had outstanding letters of credit totaling $0.4 million, which are used as security deposits for our office facilities. As of June 30, 2026, the unused borrowing capacity under the Revolver was $245.6 million.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
9. Restructuring Charges
Restructuring charges for the three and six months ended June 30, 2026 were $0.4 million and $1.1 million, respectively. The $0.4 million of restructuring charges recognized in the second quarter of 2026 included $0.7 million of rent and related expenses, net of sublease income, for our previously vacated office spaces, partially offset by a $0.2 million non-cash gain on lease modification on our office space in Hillsboro, Oregon. The $1.1 million of restructuring charges recognized in the first six months of 2026 included $3.2 million of severance-related expenses and $1.7 million of rent and related expenses, net of sublease income, for our previously vacated office spaces, largely offset by $4.0 million of non-cash gains on lease modifications. In the first quarter of 2026, we entered into the Seventh Amendment to the office lease agreement for our principal executive offices in Chicago, Illinois, which, among other items, provides for the early termination of the lease with respect to certain leased spaces previously vacated. As a result of this modification, we recognized a $3.8 million non-cash gain on lease modification. See Note 14 “Commitments, Contingencies and Guarantees” within the notes to our consolidated financial statements for additional information on the Seventh Amendment to the Chicago, Illinois office lease.
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
The table below sets forth the changes in the carrying value of our restructuring charge liability by restructuring type for the six months ended June 30, 2026.

	Employee Costs	Other	Total
Balance as of December 31, 2025	$1,914	$636	$2,550
Additions (1)	2,643	107	2,750
Payments	(4,501)	(176)	(4,677)
Adjustments (1)	(49)	33	(16)
Balance as of June 30, 2026	$7	$600	$607
(1)    Additions and adjustments exclude non-cash items related to employee costs, such as share-based compensation expense recognized upon the modification of equity awards to accelerate vesting upon termination, and non-cash items related to vacated office spaces, such as lease impairment charges, accelerated depreciation on abandoned operating lease ROU assets and fixed assets and non-cash gains on lease modifications, all of which are recorded as restructuring charges on our consolidated statements of operations.
All of the restructuring charge liability related to employee costs as of June 30, 2026 is expected to be paid in the next 12 months. All of the other restructuring charge liability at June 30, 2026, which primarily relates to the early termination of a contract in a prior period, is expected to be paid in the next 12 months. The employee costs and other restructuring charge liabilities are included as components of accrued payroll and related benefits and accrued expenses and other current liabilities in our consolidated balance sheet, respectively.
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Interest Rate Swaps: We are party to forward interest rate swap agreements with aggregate notional amounts of $250.0 million as of both June 30, 2026 and December 31, 2025. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through February 28, 2030.
As of June 30, 2026, it was anticipated that $0.5 million of the gains, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income (loss) will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.
Indian Rupee Forward Contracts: We are party to Indian Rupee forward contracts that are scheduled to mature monthly through April 30, 2027. As of June 30, 2026 and December 31, 2025, the aggregate notional amounts of these contracts were Indian Rupee (INR) 0.69 billion, or $7.3 million, and Indian Rupee (INR) 1.47 billion, or $16.3 million, respectively, based on the exchange rates in effect as of each period end.
As of June 30, 2026, it was anticipated that all of the $0.2 million of losses, net of tax, related to these foreign currency forward contracts currently recorded in accumulated other comprehensive income (loss) will be reclassified into earnings in our consolidated statement of operations within the next 12 months.
Refer to Note 12 “Other Comprehensive Income (Loss)” for additional information on our cash flow hedges.
Derivatives not Designated as Hedging Instruments
Canadian Dollar Forward Contracts: Beginning in the first quarter of 2025, on a quarterly basis, we have entered into Canadian Dollar forward contracts that settle at the end of each quarter. As of June 30, 2026, we have one Canadian Dollar forward contract outstanding, with a notional amount of $20.0 million and a fair value of $0, that will settle on September 30, 2026. We did not designate any of these derivatives as accounting hedging instruments. Therefore, changes in the fair value of the derivatives are recorded to other income (expense), net in our consolidated statements of operations. During the three and six months ended June 30, 2026, we recognized $0.5 million and $1.1 million, respectively, of realized losses related to the settled forward contracts. During the three and six months ended June 30, 2025, we recognized $1.1 million and $0.9 million, respectively, of realized gains related to the settled forward contracts. From time to time, we may enter into additional Canadian Dollar forward contracts to continue to establish economic hedges against our foreign exchange rate risk.
The table below sets forth additional information relating to our derivative instruments recognized on our consolidated balance sheets as of June 30, 2026 and December 31, 2025.

Derivative Instrument	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets
Cash Flow Hedges
Interest rate swaps	Prepaid expenses and other current assets	$791	$318
Interest rate swaps	Other non-current assets	267	121
Foreign exchange forward contracts	Prepaid expenses and other current assets	30	—
Total Assets		$1,088	$439

Liabilities
Cash Flow Hedges
Interest rate swaps	Accrued expenses and other current liabilities	$117	$1,023
Interest rate swaps	Deferred compensation and other liabilities	505	2,809
Foreign exchange forward contracts	Accrued expenses and other current liabilities	258	349
Total Liabilities		$880	$4,181
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
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets:
Interest rate swaps	$—	$1,058	$—	$1,058
Convertible debt investment	—	—	33,816	33,816
Foreign exchange forward contracts	—	30	—	30
Deferred compensation assets	—	55,432	—	55,432
Total assets	$—	$56,520	$33,816	$90,336
Liabilities:
Interest rate swaps	$—	$622	$—	$622
Foreign exchange forward contracts	—	258	—	258
Contingent consideration for business acquisitions	—	—	34,134	34,134
Total liabilities	$—	$880	$34,134	$35,014
December 31, 2025
Assets:
Interest rate swaps	$—	$439	$—	$439
Convertible debt investment	—	—	34,079	34,079
Deferred compensation assets	—	50,927	—	50,927
Total assets	$—	$51,366	$34,079	$85,445
Liabilities:
Interest rate swaps	$—	$3,832	$—	$3,832
Foreign exchange forward contracts	—	349	—	349
Contingent consideration for business acquisitions	—	—	23,274	23,274
Total liabilities	$—	$4,181	$23,274	$27,455
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
The investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income (loss). To the extent any change in fair value is the result of a change in credit-related factors, such change is recorded to other income (expense), net in our consolidated statement of operations as a change to the allowance for credit losses. The carrying value is recorded in long-term investments in our consolidated balance sheets. We estimate the fair value of our investment using a scenario-based approach in the form of a hybrid analysis that consists of a Monte Carlo simulation model and an expected return analysis. The conclusion of value for our investment is based on the probability-weighted assessment of both scenarios. We estimate the allowance for credit losses as the difference between the present value of expected cash flows to be generated from the investment and the cost basis, limited to the difference between the fair value and cost basis.
The hybrid analysis and calculation of allowance for credit losses utilizes certain assumptions, all of which are Level 3 inputs. Specifically, the assumptions utilized in the hybrid analysis include the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 25.5% and 23.5% as of June 30, 2026 and December 31, 2025, respectively; and the concluded equity volatility of 47.5% and 40.0% as of June 30, 2026 and December 31, 2025, respectively. Additionally, the assumptions utilized in the calculation for the allowance for credit losses include the assumed holding period through the maturity date of January 17, 2027; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; the concluded equity volatility of 47.5% and 40.0% as of June 30, 2026 and December 31, 2025, respectively; and cash flow projections discounted at the risk-adjusted rate in a range of 2.0% to 12.1%, with a weighted average of 8.8% and 8.7% as of June 30, 2026 and December 31, 2025, respectively. The weighted average risk-adjusted rate is calculated using the relative present value of expected cash flows. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment or the allowance for credit losses, which would result in different impacts to our consolidated balance sheet and statements of operations and other comprehensive income. Actual results may differ from our estimates.
The estimated fair value and allowance for credit losses of the convertible debt investment was $33.8 million and $9.3 million, respectively, as of June 30, 2026. The estimated fair value and allowance for credit losses of the convertible debt investment was $34.1 million and $10.4 million, respectively, as of December 31, 2025. Since our initial investment in 2014, we recognized a total pre-tax unrealized gain of $2.2 million within other comprehensive income (loss) and the $9.3 million allowance for credit losses within earnings. As of June 30, 2026 and December 31, 2025, our cost basis was $40.9 million.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth the changes in the balance of the convertible debt investment for the six months ended June 30, 2026.

Convertible Debt Investment
Balance as of December 31, 2025	$34,079
Unrealized loss included in other comprehensive income (loss)	(1,330)
Unrealized gain included in earnings	1,067
Balance as of June 30, 2026	$33,816
Contingent consideration for business acquisitions: In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was in a range of 4.8% to 5.5%, with a weighted average of 5.0%, as of June 30, 2026. As of December 31, 2025, the discount rate was in a range of 4.3% to 5.1% with a weighted average of 4.9%. The weighted average discount rate was calculated using the relative fair values of the contingent consideration liabilities as of each period end. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded to other losses (gains), net in our consolidated statement of operations for that period. The carrying value is recorded in accrued expenses and other current liabilities or deferred compensation and other liabilities, based on the expected timing of payment, in our consolidated balance sheets. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the six months ended June 30, 2026.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2025	$23,274
Acquisition	3,423
Payment	(253)
Change in fair value	7,690
Balance as of June 30, 2026(1)	$34,134
(1)    Of the $34.1 million contingent consideration liability, $17.3 million was recorded to accrued expenses and other current liabilities and $16.8 million was recorded to deferred compensation and other liabilities in our consolidated balance sheet.
See Note 4 "Acquisitions" and Note 14 "Commitments, Contingencies and Guarantees" for additional information on our acquisitions and contingent consideration liabilities.
Financial assets and liabilities not recorded at fair value on a recurring basis are as follows:
Equity Investment
In the fourth quarter of 2019, we invested $5.0 million in the preferred stock of a hospital-at-home company. In the second quarter of 2025, the hospital-at-home company merged with a third-party healthcare services provider; and in the second quarter of 2026, our equity investment was fully converted to shares of common stock of the same company in accordance with the terms of their most recent financing round.
To determine the appropriate accounting treatment for our equity investment since inception, we performed VIE analyses and concluded that the company does not meet the definition of a VIE. We also reviewed the characteristics of our investments to confirm that the equity securities do not warrant equity method accounting. After we reviewed all of the terms of the equity securities, we concluded the appropriate

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
accounting treatment for our investments to be that of equity securities with no readily determinable fair value. We have elected to continue to apply the measurement alternative and will continue to do so until the investment does not qualify to be so measured.
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
In the second quarter of 2026, we recognized a non-cash impairment loss of $2.2 million on our equity investment based on the valuation established in the most recent financing round. In the first quarter of 2025, we recognized a non-cash impairment charge of $4.2 million on our equity investment based on the valuation anticipated from the hospital-at-home company's merger. Upon the completion of the merger in the second quarter of 2025, we recognized an additional $0.8 million non-cash impairment charge based on the final valuation utilized in the merger. The non-cash impairment charges were recorded to other income (expense), net in our consolidated statement of operations. Since our initial investment in 2019, we have recognized cumulative unrealized losses of $33.5 million and cumulative unrealized gains of $28.6 million. As of June 30, 2026 and December 31, 2025, the carrying value of our equity investment was $0.1 million and $2.4 million, respectively, with a cost basis of $5.0 million.
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
12. Other Comprehensive Income (Loss)
The tables below set forth the components of other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$(1,807)	$—	$(1,807)	$2,749	$—	$2,749
Unrealized loss on investment	$(1,330)	$—	$(1,330)	$(4,236)	$(1,013)	$(5,249)
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value	$2,123	$(550)	$1,573	$(2,546)	$659	$(1,887)
Reclassification adjustments into earnings	29	(7)	22	(399)	104	(295)
Net unrealized gain (loss) on interest rate swaps	$2,152	$(557)	$1,595	$(2,945)	$763	$(2,182)
Foreign exchange forward contracts:
Change in fair value	$64	$(16)	$48	$27	$(7)	$20
Reclassification adjustments into earnings	344	(90)	254	65	(17)	48
Net unrealized gain (loss) on foreign exchange forward contracts	$408	$(106)	$302	$92	$(24)	$68
Other comprehensive loss	$(577)	$(663)	$(1,240)	$(4,340)	$(274)	$(4,614)

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$(3,738)	$—	$(3,738)	$3,284	$—	$3,284
Unrealized gain (loss) on investment	$(1,330)	$—	$(1,330)	$(18,429)	$2,663	$(15,766)
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value	$3,797	$(983)	$2,814	$(4,860)	$1,257	$(3,603)
Reclassification adjustments into earnings	32	(8)	24	(1,332)	347	(985)
Net unrealized gain (loss) on interest rate swaps	$3,829	$(991)	$2,838	$(6,192)	$1,604	$(4,588)
Foreign exchange forward contracts:
Change in fair value	$(484)	$126	$(358)	$96	$(25)	$71
Reclassification adjustments into earnings	605	(158)	447	230	(60)	170
Net unrealized gain (loss) on foreign exchange forward contracts	$121	$(32)	$89	$326	$(85)	$241
Other comprehensive income (loss)	$(1,118)	$(1,023)	$(2,141)	$(21,011)	$4,182	$(16,829)
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

Accumulated other comprehensive income (loss), net of tax, includes the following components:

			Cash Flow Hedges
	Foreign Currency Translation	Available-for-Sale Investment	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2025	$(4,222)	$821	$(2,504)	$(260)	$(6,165)
Current period change	(3,738)	(1,330)	2,838	89	(2,141)
Balance as of June 30, 2026	$(7,960)	$(509)	$334	$(171)	$(8,306)
13. Income Taxes
For the three months ended June 30, 2026, our effective tax rate was 27.2% as we recognized income tax expense of $11.7 million on income of $42.9 million. The effective tax rate of 27.2% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible expense items and the inability to recognize tax benefits related to certain foreign and capital losses, partially offset by a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability.
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
For the six months ended June 30, 2026, our effective tax rate was 22.1% as we recognized income tax expense of $15.5 million on income of $70.0 million. The effective tax rate of 22.1% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2026 and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability. These favorable items were partially offset by certain nondeductible expense items and the inability to recognize tax benefits related to certain foreign and capital losses.

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
Guarantees
Guarantees in the form of letters of credit totaling $0.4 million were outstanding at both June 30, 2026 and December 31, 2025, which are used as security deposits for our office facilities.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. In connection with our second quarter 2026 business combination, we may be required to pay post-closing consideration to the sellers up to $11.6 million over a two-year term if specific revenues before reimbursable expenses targets are met. As of June 30, 2026 and December 31, 2025, the total estimated fair value of our outstanding contingent consideration liabilities was $34.1 million and $23.3 million, respectively. The remaining aggregate maximum amount of contingent consideration that may be paid is $55.4 million, which is payable, if earned, on a staggered basis through December 31, 2028. See Note 11 “Fair Value of Financial Instruments” for additional information on our contingent consideration liabilities.
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
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; the federal health system; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our healthcare-focused consulting and managed services offerings include financial and operational performance improvement consulting, which spans revenue cycle, business operations and care delivery transformation; organizational transformation; revenue cycle, clinical and patient access managed services and outsourcing; financial and capital advisory consulting; and strategy consulting. Our healthcare-focused digital services span technology and analytic-related services, including core systems of record, such as enterprise health record (“EHR”), enterprise resource planning (“ERP”), enterprise performance management (“EPM”), and

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
customer relationship management (“CRM”) systems; data management, artificial intelligence (“AI”) and automation; technology managed services; and payor core administration systems. We also have a portfolio of software products we deliver to the healthcare industry. In June 2025, we enhanced our consulting offerings through the acquisition of Eclipse Insights, a leading provider of revenue cycle solutions. In November 2025, we acquired the consulting services division of AXIOM to strengthen our digital-focused payor offerings. In June 2026, we strengthened our managed services offerings through the acquisition of RelateCare, a leading provider of AI-enabled clinical and patient access solutions.
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
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with seven primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, the chief risk officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, industrials and manufacturing, and energy and utilities industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and retail. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services, financial and capital advisory (special situation advisory and corporate finance advisory) consulting services, regulatory compliance and risk management consulting and managed services, strategy and operations consulting services, and financial and operational performance improvement consulting services. In the third quarter of 2025, we bolstered our Commercial consulting offerings through the acquisitions of Treliant, a global financial services consulting and managed services firm, and WP&C, a leading strategy and operations consulting firm specializing in driving operational efficiency and improved growth and profitability.
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
The table below sets forth information about our reportable segments for the three and six months ended June 30, 2026 and 2025, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because the financial results of our international operations are not significant to our consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Healthcare:
Revenues before reimbursable expenses	$232,303	$197,822	$457,504	$396,312

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reimbursable expenses	4,549	5,449	8,533	10,280
Total revenues	236,852	203,271	466,037	406,592
Operating expenses:
Direct costs	151,107	125,759	298,701	256,071
Reimbursable expenses	4,549	5,449	8,533	10,280
Selling, general and administrative expenses	10,087	10,847	21,454	21,178
Depreciation and amortization	1,409	1,568	3,270	3,135
Other segment items(1)	(202)	(3)	224	(39)
Total segment operating expenses	166,950	143,620	332,182	290,625
Segment operating income	$69,902	$59,651	$133,855	$115,967

Education:
Revenues before reimbursable expenses	$139,375	$129,301	$266,843	$252,049
Reimbursable expenses	2,813	2,385	4,956	4,653
Total revenues	142,188	131,686	271,799	256,702
Operating expenses:
Direct costs	92,034	86,984	182,716	177,349
Reimbursable expenses	2,813	2,385	4,956	4,653
Selling, general and administrative expenses	8,211	8,842	15,568	17,204
Depreciation and amortization	1,688	1,146	2,981	2,115
Other segment items(1)	26	—	584	(8)
Total segment operating expenses	104,772	99,357	206,805	201,313
Segment operating income	$37,416	$32,329	$64,994	$55,389

Commercial:
Revenues before reimbursable expenses	$93,958	$75,382	$185,001	$149,834
Reimbursable expenses	2,044	1,416	3,972	2,768
Total revenues	96,002	76,798	188,973	152,602
Operating expenses:
Direct costs	67,781	56,214	137,369	113,393
Reimbursable expenses	2,044	1,416	3,972	2,768
Selling, general and administrative expenses	6,390	6,316	12,677	12,068
Depreciation and amortization	11	236	72	472
Other segment items(1)	24	109	235	98
Total segment operating expenses	76,250	64,291	154,325	128,799
Segment operating income	$19,752	$12,507	$34,648	$23,803

Total Huron:
Revenues before reimbursable expenses	$465,636	$402,505	$909,348	$798,195
Reimbursable expenses	9,406	9,250	17,461	17,701
Total revenues	$475,042	$411,755	$926,809	$815,896

Segment operating income	$127,070	$104,487	$233,497	$195,159
Items not allocated at the segment level:
Unallocated corporate expenses	65,370	54,281	125,400	106,652

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other losses (gains)	3,850	(71)	7,690	(71)
Restructuring charges	562	455	30	1,847
Depreciation and amortization	7,040	4,168	13,546	8,345
Operating income	50,248	45,654	86,831	78,386
Other expense, net	(7,340)	(17,946)	(16,857)	(29,226)
Income before taxes	$42,908	$27,708	$69,974	$49,160
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

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenues by Capability	2026	2025	2026	2025
Healthcare:
Consulting and Managed Services	$177,837	$150,148	$352,981	$297,181
Digital	59,015	53,123	113,056	109,411
Total revenues	$236,852	$203,271	$466,037	$406,592
Education:
Consulting and Managed Services	$66,749	$68,351	$130,247	$133,009
Digital	75,439	63,335	141,552	123,693
Total revenues	$142,188	$131,686	$271,799	$256,702
Commercial:
Consulting and Managed Services	$36,405	$16,225	$73,907	$33,317
Digital	59,597	60,573	115,066	119,285
Total revenues	$96,002	$76,798	$188,973	$152,602
Total Huron:
Consulting and Managed Services	$280,991	$234,724	$557,135	$463,507
Digital	194,051	177,031	369,674	352,389
Total revenues	$475,042	$411,755	$926,809	$815,896

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues before Reimbursable Expenses by Capability	2026	2025	2026	2025
Healthcare:
Consulting and Managed Services	$174,450	$145,755	$346,641	$289,129
Digital	57,853	52,067	110,863	107,183
Total revenues before reimbursable expenses	$232,303	$197,822	$457,504	$396,312
Education:
Consulting and Managed Services	$65,585	$67,329	$128,045	$130,873
Digital	73,790	61,972	138,798	121,176
Total revenues before reimbursable expenses	$139,375	$129,301	$266,843	$252,049
Commercial:
Consulting and Managed Services	$35,886	$16,038	$72,852	$33,041
Digital	58,072	59,344	112,149	116,793
Total revenues before reimbursable expenses	$93,958	$75,382	$185,001	$149,834
Total Huron:
Consulting and Managed Services	$275,921	$229,122	$547,538	$453,043
Digital	189,715	173,383	361,810	345,152
Total revenues before reimbursable expenses	$465,636	$402,505	$909,348	$798,195
For the three and six months ended June 30, 2026 and 2025, substantially all of our revenues were recognized over time. During the three and six months ended June 30, 2026 and 2025, no single client generated greater than 10% of our consolidated total revenues. At June 30, 2026 and December 31, 2025, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net.

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
OUR STRATEGY
The combination of our deep industry expertise and breadth of our offerings is the foundation of our growth strategy and why our clients choose Huron as their trusted advisor. Key focus areas of our growth strategy include:
•Accelerating Growth in Healthcare and Education: Huron holds leading market positions in healthcare and education, providing comprehensive offerings to the largest health systems, academic medical centers, colleges and universities, and research institutes in the United States and abroad. The Company will continue to broaden its portfolio of offerings in healthcare and education to drive even greater impact on current and new clients as the needs in those industries further evolve due to competitive, technological, regulatory, financial, and broader market changes.
•Growing Presence in Commercial Industries: Through its deep industry and capability expertise and nimble approach, Huron has grown its client base and expanded its credentials in the commercial industries. Huron’s commercial industry strategy has increased the diversification of the Company’s portfolio and end markets while expanding the range of capabilities it can deliver to clients, providing new avenues for growth and an important balance to its healthcare and education focus.
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
Operating Industries
•Healthcare
Our Healthcare segment serves acute care providers, including national and regional health systems; academic health systems; community health systems; the federal health system; and public, children’s and critical access hospitals, and non-acute care providers, including physician practices and medical groups; payors; and long-term care or post-acute providers. Our healthcare-focused consulting and managed services offerings include financial and operational performance improvement consulting, which spans revenue cycle, business operations and care delivery transformation; organizational transformation; revenue cycle, clinical and patient access managed services and outsourcing; financial and capital advisory consulting; and strategy consulting. Our healthcare-focused digital services span technology and analytic-related services, including core systems of record, such as enterprise health record (“EHR”), enterprise resource planning (“ERP”), enterprise performance management (“EPM”), and customer relationship management (“CRM”) systems; data management, artificial intelligence (“AI”) and automation; technology managed services; and payor core administration systems. We also have a portfolio of software products we deliver to the healthcare industry. In June 2025, we enhanced our consulting offerings through the acquisition of Eclipse Insights, a leading provider of revenue cycle solutions. In November 2025, we acquired the consulting services division of AXIOM to strengthen our digital-focused payor offerings. In June 2026, we strengthened our managed services offerings through the acquisition of RelateCare, a leading provider of AI-enabled clinical and patient access solutions.
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
•Commercial
Our Commercial segment is focused on serving industries and organizations facing significant disruption and regulatory change by helping them adapt to rapidly changing environments and accelerate business transformation. Our Commercial professionals work primarily with seven primary buyers: the chief executive officer, the chief financial officer, the chief strategy officer, the chief human resources officer, the chief operating officer, the chief risk officer, and organizational advisors, including lenders and law firms. We have a deep focus on serving organizations in the financial services, industrials and manufacturing, and energy and utilities industries and the public sector while opportunistically serving commercial industries more broadly, including professional and business services, life sciences, consumer products, and retail. Our Commercial professionals use their deep industry, functional and technical expertise to deliver our digital services, financial and capital advisory (special situation advisory and corporate finance advisory) consulting services, regulatory compliance and risk management consulting and managed services, strategy and operations consulting services, and financial and operational performance improvement consulting services. In the third quarter of 2025, we bolstered our Commercial consulting offerings through the acquisitions of Treliant, a global financial services consulting and managed services firm, and WP&C, a leading strategy and operations consulting firm specializing in driving operational efficiency and improved growth and profitability.
Capabilities
Within each of our operating segments, we provide our offerings under two principal capabilities: i) Consulting and Managed Services and ii) Digital.

•Consulting and Managed Services
Our Consulting and Managed Services capabilities represent our management consulting services, managed services (excluding technology-related managed services) and outsourcing services delivered across industries. Our Consulting and Managed Services experts help our clients address a variety of strategic, operational, financial, people and organizational-related challenges. These services are often combined with technology, analytic, and data- and AI-driven solutions powered by our Digital capability to support long-term relationships with our clients and drive lasting impact. Examples include the areas of revenue cycle, clinical and patient access and research administration managed services and outsourcing at our healthcare, education and research-focused clients, where our projects are often coupled with our digital services and product offerings and management consulting services to sustain improved performance.
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
Unrealized losses (gains) on long-term investments, net: We exclude the effect of unrealized losses and gains related to our long-term investments, which include changes to the credit allowance recognized on our convertible debt investment in a third-party as well as changes in the fair value of our equity investment in a hospital-at-home company arising from observable price changes or impairment charges. These unrealized losses and gains are included as a component of other income (expense), net on our consolidated statement of operations. We believe these unrealized losses and gains are not indicative of the ongoing performance of our business and their exclusion permits comparability with prior periods.
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
Revenue-Generating Professionals
Our revenue-generating professionals consist of our full-time consultants who generate revenues based on the number of hours worked; full-time equivalents, which consists of coaches and their support staff within the culture and organizational excellence solution, consultants who work variable schedules as needed by clients, and full-time employees who provide software support and maintenance services to clients; and our

Managed Services professionals who provide revenue cycle, clinical and patient access managed services, research administration managed services and outsourcing at our healthcare, education and research-focused clients.
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
RESULTS OF OPERATIONS
Executive Highlights
Highlights from the second quarter of 2026 include the following:
•Revenues before reimbursable expenses (RBR) increased $63.1 million, or 15.7%, to $465.6 million for the second quarter of 2026 from $402.5 million for the second quarter of 2025.
•Net income as a percentage of total revenues increased to 6.6% for the second quarter of 2026, compared to 4.7% for the second quarter of 2025. Results for the second quarter of 2025 include an $8.2 million non-cash credit-related impairment charge, net of tax, related to our convertible debt investment in a third-party.
•Adjusted EBITDA as a percentage of RBR increased to 15.6% for the second quarter of 2026, compared to 15.1% for the second quarter of 2025.
•Diluted EPS increased 75.2% to $1.91 for the second quarter of 2026 from $1.09 for the second quarter of 2025. Results for the second quarter of 2025 include the non-cash credit-related impairment charge on our convertible debt investment, which had an unfavorable $0.46 impact on diluted EPS in the prior year period.
•Adjusted diluted EPS increased 30.2% to $2.46 for the second quarter of 2026, compared to $1.89 for the second quarter of 2025.
•Returned $53.1 million to shareholders in the second quarter of 2026 by repurchasing 438,456 shares of our common stock.
RBR increased $63.1 million, or 15.7%, to $465.6 million for the second quarter of 2026 from $402.5 million for the second quarter of 2025. This growth reflects strength in demand across all three of our operating segments and across both the Consulting and Managed Services and Digital capabilities. The increase includes $19.5 million of incremental RBR from our acquisitions completed since March 31, 2025. Excluding the $19.5 million of incremental RBR from our acquisitions, RBR grew 10.8% organically.
RBR within our Consulting and Managed Services capability increased $46.8 million, or 20.4%, in the second quarter of 2026 to $275.9 million, compared to $229.1 million in the second quarter of 2025; and reflected strengthened demand in our Healthcare and Commercial segments. The increase includes $17.5 million of incremental RBR from our acquisitions of WP&C, RelateCare, Treliant, and Eclipse Insights. The utilization rate within our Consulting capability increased to 81.3% in the second quarter of 2026, compared to 77.0% in the second quarter of 2025.
RBR within our Digital capability increased $16.3 million, or 9.4%, in the second quarter of 2026 to $189.7 million, compared to $173.4 million in the second quarter of 2025; and reflected an increase in RBR in our Education and Healthcare segments. The increase includes $1.9 million of incremental RBR from our acquisition of AXIOM. The utilization rate within our Digital capability increased to 81.8% in the second quarter of 2026, compared to 77.8% in the second quarter of 2025.
Our total number of revenue-generating professionals, excluding Managed Services professionals, increased 7.0% to 5,335 as of June 30, 2026, compared to 4,986 as of June 30, 2025, as a result of the acquisitions completed since the second quarter of 2025 and hiring to support the overall increase in demand for our services. The number of Managed Services professionals increased to 3,913 as of June 30, 2026 from 1,895 as of June 30, 2025. This increase includes our acquisition of RelateCare in June 2026, which added approximately 1,100 Managed Services professionals. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.

Net income increased $11.8 million, or 60.8%, to $31.2 million for the three months ended June 30, 2026 from $19.4 million for the same period last year. The second quarter of 2025 includes the $8.2 million non-cash credit-related impairment charge, net of tax, related to our convertible debt investment in a third-party. Diluted earnings per share for the second quarter of 2026 increased 75.2% to $1.91 from $1.09 for the second quarter of 2025 driven by the increase in net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan. The non-cash credit-related impairment charge on our convertible debt investment recognized in the second quarter of 2025 had an unfavorable $0.46 impact on diluted EPS in the prior year period. Adjusted diluted earnings per share, which excludes the impact of the non-cash impairment charge in 2025, increased 30.2% to $2.46 for the second quarter of 2026, compared to $1.89 for the second quarter of 2025.
Adjusted EBITDA increased $12.1 million, or 19.9%, to $72.6 million, or 15.6% of RBR, for the second quarter of 2026, compared to $60.6 million, or 15.1% of RBR, for the same period last year.
In the second quarter of 2026, we deployed $53.1 million of capital to repurchase 438,456 shares of our common stock, representing 2.5% of our common stock outstanding as of December 31, 2025.
Summary of Results
The following tables set forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP financial measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Healthcare:
Revenues before reimbursable expenses	$232,303	$197,822	$457,504	$396,312
Operating income	$69,902	$59,651	$133,855	$115,967
Segment operating income as a percentage of segment RBR	30.1%	30.2%	29.3%	29.3%
Education:
Revenues before reimbursable expenses	$139,375	$129,301	$266,843	$252,049
Operating income	$37,416	$32,329	$64,994	$55,389
Segment operating income as a percentage of segment RBR	26.8%	25.0%	24.4%	22.0%
Commercial:
Revenues before reimbursable expenses	$93,958	$75,382	$185,001	$149,834
Operating income	$19,752	$12,507	$34,648	$23,803
Segment operating income as a percentage of segment RBR	21.0%	16.6%	18.7%	15.9%
Total Huron:
Revenues before reimbursable expenses	$465,636	$402,505	$909,348	$798,195
Reimbursable expenses	9,406	9,250	17,461	17,701
Total revenues	$475,042	$411,755	$926,809	$815,896

Items not allocated at the segment level:
Unallocated corporate expenses	65,370	54,281	125,400	106,652
Other losses (gains)	3,850	(71)	7,690	(71)
Restructuring charges	562	455	30	1,847
Depreciation and amortization	7,040	4,168	13,546	8,345
Operating income	50,248	45,654	86,831	78,386
Other expense, net	(7,340)	(17,946)	(16,857)	(29,226)
Income before taxes	42,908	27,708	69,974	49,160
Income tax expense	11,674	8,278	15,493	5,194
Net income	$31,234	$19,430	$54,481	$43,966
Earnings per share:
Basic	$1.93	$1.12	$3.28	$2.50
Diluted	$1.91	$1.09	$3.22	$2.42

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other Operating Data:
Number of revenue-generating professionals by segment (at period end):
Healthcare(3)	1,738	1,483	1,738	1,483
Education(4)	1,070	1,192	1,070	1,192
Commercial (1)(2)(3)	2,527	2,311	2,527	2,311
Total (excluding Managed Services)	5,335	4,986	5,335	4,986
Managed Services(4)(5)	3,913	1,895	3,913	1,895
Total	9,248	6,881	9,248	6,881

Revenues before reimbursable expenses by capability:
Consulting and Managed Services(4)(6)	$275,921	$229,122	$547,538	$453,043
Digital	189,715	173,383	361,810	345,152
Total	$465,636	$402,505	$909,348	$798,195
Number of revenue-generating professionals by capability (at period end):
Consulting(4)	2,198	1,889	2,198	1,889
Managed Services(4)(5)	3,913	1,895	3,913	1,895
Digital	3,137	3,097	3,137	3,097
Total	9,248	6,881	9,248	6,881

Utilization rate by capability(7):
Consulting	81.3%	77.0%	77.8%	75.6%
Digital	81.8%	77.8%	78.3%	78.0%

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
The number of revenue-generating professionals within this offering as of December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025 was 23, 22, 23, 21 and 21, respectively. The prior period headcount reported by segment and by capability in the table above has been revised for consistent presentation. The prior period Education Managed Services capability headcount in footnote (5) below has been revised for consistent presentation.
RBR generated by this offering during the quarters ended March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025 was $1.8 million, $1.4 million, $1.8 million, and $1.6 million, respectively, and during the years ended December 31, 2024 and 2025 was $7.3 million and $6.6 million, respectively. This reclassification did not impact the total Education Consulting and Managed Services RBR reported for any period, and the prior period Education Managed Services capability RBR in footnote (6) below has been revised for consistent presentation.
(5)    We have separately presented the total number of revenue-generating professionals within our Managed Services capabilities of our Healthcare and Education segments. Our Healthcare Managed Services professionals provide revenue cycle, clinical and patient access services from patient scheduling and clinical triage through billing and collections. Our Education Managed Services professionals provide research administration managed services and outsourcing at our education and research-focused clients.

The number of Managed Services professionals within our Healthcare segment was 3,794 and 1,807 as of June 30, 2026 and 2025, respectively. This increase includes our acquisition of RelateCare in the second quarter of 2026, which added approximately 1,100 Managed Services professionals.
The number of Managed Services professionals within our Education segment was 119 and 88 as of June 30, 2026 and 2025, respectively.
(6)    Managed Services capability RBR within our Healthcare segment was $34.4 million and $21.0 million for the three months ended June 30, 2026 and 2025, respectively; and $60.5 million and $39.3 million for the six months ended June 30, 2026 and 2025, respectively.
Managed Services capability RBR within our Education segment was $6.9 million and $6.0 million for the three months ended June 30, 2026 and 2025, respectively; and $12.8 million and $11.5 million for the six months ended June 30, 2026 and 2025, respectively.
(7)    Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.

Non-GAAP Financial Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues before reimbursable expenses	$465,636	$402,505	$909,348	$798,195
Reimbursable expenses	9,406	9,250	17,461	17,701
Total revenues	$475,042	$411,755	$926,809	$815,896
Net income	$31,234	$19,430	$54,481	$43,966
Net income as a percentage of total revenues	6.6%	4.7%	5.9%	5.4%
Add back:
Income tax expense	11,674	8,278	15,493	5,194
Interest expense, net of interest income	11,939	9,281	20,830	14,928
Depreciation and amortization	10,408	7,318	20,366	14,467
EBITDA	65,255	44,307	111,170	78,555
Add back:
Restructuring charges	410	560	1,073	1,898
Other losses (gains)	3,850	(71)	7,690	(71)
Transaction-related expenses	1,868	3,590	2,691	4,886
Unrealized losses on long-term investments, net	1,172	11,929	1,172	16,139
Gain on sale of business	—	—	(303)	—
Foreign currency transaction losses (gains), net	84	264	(263)	663
Adjusted EBITDA	$72,639	$60,579	$123,230	$102,070
Adjusted EBITDA as a percentage of revenues before reimbursable expenses	15.6%	15.1%	13.6%	12.8%
Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$31,234	$19,430	$54,481	$43,966
Weighted average shares - diluted	16,387	17,772	16,902	18,137
Diluted earnings per share	$1.91	$1.09	$3.22	$2.42
Add back:
Amortization of intangible assets	3,938	2,302	7,840	4,338
Restructuring charges	410	560	1,073	1,898
Other losses (gains)	3,850	(71)	7,690	(71)
Transaction-related expenses	1,868	3,590	2,691	4,886
Unrealized losses on long-term investments, net	1,172	11,929	1,172	16,139
Gain on sale of business	—	—	(303)	—
Tax effect of adjustments	(2,231)	(4,075)	(4,366)	(6,384)
Total adjustments, net of tax	9,007	14,235	15,797	20,806
Adjusted net income	$40,241	$33,665	$70,278	$64,772
Adjusted weighted average shares - diluted	16,387	17,772	16,902	18,137
Adjusted diluted earnings per share	$2.46	$1.89	$4.16	$3.57

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenues before Reimbursable Expenses (RBR)
Revenues before reimbursable expenses (RBR) by segment and capability for the three months ended June 30, 2026 and 2025 were as follows:

Revenues before Reimbursable Expenses (in thousands)	Three Months Ended June 30,		Increase / (Decrease)
	2026	2025	$	%
Segment:
Healthcare	$232,303	$197,822	$34,481	17.4%
Education	139,375	129,301	10,074	7.8%
Commercial	93,958	75,382	18,576	24.6%
Total revenues before reimbursable expenses	$465,636	$402,505	$63,131	15.7%

Capability:
Consulting and Managed Services	$275,921	$229,122	$46,799	20.4%
Digital	189,715	173,383	16,332	9.4%
Total revenues before reimbursable expenses	$465,636	$402,505	$63,131	15.7%
RBR increased $63.1 million, or 15.7%, to $465.6 million for the second quarter of 2026 from $402.5 million for the second quarter of 2025. This growth reflects strength in demand across all three of our operating segments and across both the Consulting and Managed Services and Digital capabilities. The increase includes $19.5 million of incremental RBR from our acquisitions completed since March 31, 2025. Excluding the $19.5 million of incremental RBR from our acquisitions, RBR grew 10.8% organically. Additional information on our RBR by segment follows.
•Healthcare RBR increased $34.5 million, or 17.4%, driven by strengthened demand for our Healthcare managed services, performance improvement, strategy, and financial advisory solutions within our Consulting and Managed Services capability, as well as strengthened demand for our technology and analytics services within our Digital capability; partially offset by a decrease in RBR from our software products within our Digital capability. RBR in the second quarter of 2026 included $10.1 million of incremental RBR from our acquisitions of RelateCare, Eclipse Insights, and AXIOM.
The number of revenue-generating professionals, excluding Managed Services professionals, within our Healthcare segment grew 17.2% to 1,738 as of June 30, 2026, compared to 1,483 as of June 30, 2025. Our acquisition of AXIOM added approximately 40 revenue-generating professionals in 2025. The number of Managed Services revenue-generating professionals within our Healthcare segment grew to 3,794 as of June 30, 2026 from 1,807 as of June 30, 2025. This increase includes our acquisition of RelateCare in the second quarter of 2026, which added approximately 1,100 Managed Services professionals.
•Education RBR increased $10.1 million, or 7.8%, driven by strengthened demand for our technology and analytics services and software products within our Digital capability; partially offset by a decrease in RBR from our education and research consulting solution within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Education segment, excluding Managed Services professionals, decreased 10.2% to 1,070 as of June 30, 2026, compared to 1,192 as of June 30, 2025.
•Commercial RBR increased $18.6 million, or 24.6%, which reflects $9.2 million of incremental RBR from our acquisitions of Treliant and WP&C and strengthened demand for our financial advisory solution within our Consulting and Managed Services capability; partially offset by a decrease in RBR from our technology and analytics services within our Digital capability.
The number of revenue-generating professionals within our Commercial segment, the majority of which provide services across all of our industries, grew 9.3% to 2,527 as of June 30, 2026, compared to 2,311 as of June 30, 2025. Our acquisitions of Treliant and WP&C in 2025 added approximately 210 revenue-generating professionals.

Operating Expenses
Operating expenses for the second quarter of 2026 increased $58.7 million, or 16.0%, over the second quarter of 2025.
Operating expenses and operating expenses as a percentage of revenues before reimbursable expenses (RBR) were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues before reimbursable expenses)	Three Months Ended June 30,				Increase / (Decrease)
	2026		2025
Direct costs	$311,187	66.8%	$269,028	66.8%	$42,159
Reimbursable expenses	9,406	2.0%	9,250	2.3%	156
Selling, general and administrative expenses	89,793	19.3%	80,217	19.9%	9,576
Other losses (gains)	3,850	0.8%	(71)	—%	3,921
Restructuring charges	410	0.1%	560	0.1%	(150)
Depreciation and amortization	10,148	2.2%	7,117	1.8%	3,031
Total operating expenses	$424,794	91.2%	$366,101	91.0%	$58,693
Direct Costs
Direct costs increased $42.2 million, or 15.7%, to $311.2 million for the second quarter of 2026 from $269.0 million for the second quarter of 2025. The $42.2 million increase primarily related to a $41.5 million increase in compensation costs for our revenue-generating professionals. The increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to a $30.9 million increase in salaries and related expenses, driven by recent acquisitions, hiring to support the overall increase in demand for our services and annual salary increases that went into effect in the first quarter of 2026; a $9.0 million increase in performance bonus expense; and a $1.1 million increase in share-based compensation expense. Directs costs as a percentage of RBR was 66.8% for both the second quarter of 2026 and 2025.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $9.6 million, or 11.9%, to $89.8 million in the second quarter of 2026 from $80.2 million in the second quarter of 2025. The $9.6 million increase related to a $7.1 million increase in compensation costs for our support personnel and a $2.4 million increase in non-payroll costs. The $7.1 million increase in compensation costs for our support personnel was primarily driven by a $2.4 million increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability, a $2.4 million increase in salaries and related expenses, a $1.4 million increase in performance bonus expense, and a $0.9 million increase in share-based compensation. The increase in deferred compensation expense is offset by an increase in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. The $2.4 million increase in non-payroll costs was primarily driven by a $2.1 million increase in software and data hosting expenses. As a percentage of RBR, selling, general and administrative expenses decreased to 19.3% during the second quarter of 2026, compared to 19.9% during the second quarter of 2025, which was primarily due to revenue growth that outpaced the increase in salaries and related expenses for our support personnel.
Other Losses (Gains)
Other losses (gains) totaled a loss of $3.9 million in the second quarter of 2026 compared to a gain of $0.1 million in the second quarter of 2025. The $3.9 million of other losses in the second quarter of 2026 consisted of remeasurement losses to increase the fair value of our contingent consideration liabilities related to business combinations. The $0.1 million of other gains in the second quarter of 2025 consisted of a remeasurement gain to decrease the fair value of a contingent consideration liability related to a business combination.
See Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.

Restructuring Charges
Restructuring charges for the second quarter of 2026 were $0.4 million, compared to $0.6 million for the second quarter of 2025. The $0.4 million of restructuring charges recognized in the second quarter of 2026 included $0.7 million of rent and related expenses, net of sublease income, for our previously vacated office spaces, partially offset by a $0.2 million non-cash gain on lease modification on our office space in Hillsboro, Oregon. The $0.6 million of restructuring charges recognized in the second quarter of 2025 primarily consisted of rent and related expenses, net of sublease income, for our previously vacated office spaces.
Depreciation and Amortization
Depreciation and amortization expense increased $3.0 million, or 42.6%, to $10.1 million in the second quarter of 2026, compared to $7.1 million in the second quarter of 2025. The $3.0 million increase in depreciation and amortization expense was primarily attributable to increases in amortization of intangible assets acquired in business acquisitions and internally developed software.
Operating Income
Operating income increased $4.6 million, or 10.1%, to $50.2 million in the second quarter of 2026 from $45.7 million in the second quarter of 2025. Operating margin, which is defined as operating income expressed as a percentage of revenues before reimbursable expenses (RBR) was 10.8% for the three months ended June 30, 2026, compared to 11.3% for the three months ended June 30, 2025.
Operating income and operating margin for each of our segments as well as unallocated corporate expenses were as follows:

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended June 30,				Increase / (Decrease)
	2026		2025
Healthcare	$69,902	30.1%	$59,651	30.2%	$10,251
Education	$37,416	26.8%	$32,329	25.0%	$5,087
Commercial	$19,752	21.0%	$12,507	16.6%	$7,245

Unallocated Corporate Expenses (in thousands)
Unallocated corporate expenses	$65,370		$54,281		$11,089
•Healthcare operating income increased $10.3 million, or 17.2%, primarily due to the increase in RBR, as well as a decrease in salaries and related expenses for our support personnel; partially offset by increases in compensation costs for our revenue-generating professionals and contractor expenses. The increase in compensation costs for our revenue-generating professionals was primarily due to an increase in headcount, partially driven by our acquisition of RelateCare, and annual salary increases that went into effect in the first quarter of 2026, as well as an increase in performance bonus expense. Healthcare operating margin remained relatively flat at 30.1% in the second quarter of 2026, compared to 30.2% in the second quarter of 2025.
•Education operating income increased $5.1 million, or 15.7%, primarily due to the increase in RBR; partially offset by an increase in compensation costs for our revenue-generating professionals. The increase in compensation costs for our revenue-generating professionals was primarily driven by an increase in performance bonus expense as well as annual salary increases that went into effect in the first quarter of 2026. Education operating margin increased to 26.8% from 25.0% primarily driven by revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and a decrease in project costs; partially offset by the increases in performance bonus expense, amortization of internally developed software, and share-based compensation expense for our revenue-generating professionals, as percentages of RBR.
•Commercial operating income increased $7.2 million, or 57.9%, primarily due to the increase in RBR, as well a decrease in contractor expenses; partially offset by an increase in compensation costs for our revenue-generating professionals. The increase in compensation costs for our revenue-generating professionals was primarily due to an increase in headcount, driven by our acquisitions of Treliant and WP&C, annual salary increases that went into effect in the first quarter of 2026, and increases in performance bonus expense and share-based compensation expense. Commercial operating margin increased to 21.0% from 16.6% primarily driven by decreases in contractor expenses and salaries and related expenses for our support personnel, as well as revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals; partially offset by increases in performance bonus expense and share-based compensation expense for our revenue-generating professionals, as percentages of RBR.
•Unallocated corporate expenses increased $11.1 million, or 20.4%, primarily due to increases in compensation costs for our support personnel and software and data hosting expenses. The increase in compensation costs for our support personnel was primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2026 and an increase in deferred compensation expense attributable to the change in the market value of our deferred compensation liability, and an increase in performance bonus expense.

Other Income (Expense), Net
Interest expense, net of interest income increased $2.7 million to $11.9 million in the second quarter of 2026 from $9.3 million in the second quarter of 2025, which was primarily attributable to higher levels of borrowing under our senior secured credit facility during the second quarter of 2026 compared to the second quarter of 2025. See “Liquidity and Capital Resources” below and Note 8 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income (expense), net totaled income of $4.6 million in the second quarter of 2026, compared to expense of $8.7 million in the second quarter of 2025. In the second quarter of 2026, we recognized a $5.8 million gain on the market value of our investments that are used to fund our deferred compensation liability and a $1.1 million gain resulting from a reduction to the credit allowance recognized on our convertible debt investment in a third-party. These gains were partially offset by a non-cash impairment charge of $2.2 million on our equity investment in a hospital-at-home company and $0.1 million of foreign currency transaction losses. In the second quarter of 2025, we recognized a pre-tax $11.1 million non-cash credit-related impairment charge related to our convertible debt investment in a third-party, a non-cash impairment charge of $0.8 million on our equity investment in a hospital-at-home company, and $0.2 million of foreign currency transaction losses. These losses were offset by a $3.5 million gain on the market value of our investments that are used to fund our deferred compensation liability. The change in the market value of our investments that are used to fund our deferred compensation liability are offset with deferred compensation expense which is recognized as a component of selling, general and administrative expenses on our consolidated statements of operations.
See Note 10 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our foreign exchange forward contracts and Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our convertible debt and equity investments.
Income Tax Expense
For the three months ended June 30, 2026, our effective tax rate was 27.2% as we recognized income tax expense of $11.7 million on income of $42.9 million. The effective tax rate of 27.2% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible expense items and the inability to recognize tax benefits related to certain foreign and capital losses, partially offset by a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability.
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
Net Income and Earnings per Share
Net income increased $11.8 million, or 60.8%, to $31.2 million for the three months ended June 30, 2026 from $19.4 million for the same period last year. The second quarter of 2025 includes the $8.2 million non-cash credit-related impairment charge, net of tax, related to our convertible debt investment in a third-party. Diluted earnings per share for the second quarter of 2026 increased to $1.91 from $1.09 for the second quarter of 2025 driven by the increase in net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan. The non-cash credit-related impairment charge on our convertible debt investment recognized in the second quarter of 2025 had an unfavorable $0.46 impact on diluted EPS in the prior year period.
EBITDA and Adjusted EBITDA
EBITDA increased $20.9 million, or 47.3%, to $65.3 million for the second quarter of 2026 from $44.3 million for the second quarter of 2025. The increase in EBITDA was primarily attributable to the increase in segment operating income for all three of our segments, excluding segment depreciation and amortization, and the absence of the prior year $11.1 million non-cash credit-related impairment charge recognized in the second quarter of 2025 related to our convertible debt investment in a third-party; partially offset by the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability, and the $3.9 million of remeasurement losses to increase the fair value of our contingent consideration liabilities related to business combinations recognized in the first quarter of 2026.
Adjusted EBITDA increased $12.1 million, or 19.9%, to $72.6 million in the second quarter of 2026 from $60.6 million in the second quarter of 2025. The increase in adjusted EBITDA was primarily attributable to the increase in segment operating income for all three of our segments, excluding segment depreciation and amortization and segment restructuring charges; partially offset by the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability and transaction-related expenses.

Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $6.6 million, or 19.5%, to $40.2 million in the second quarter of 2026, compared to $33.7 million in the second quarter of 2025. As a result of the increase in adjusted net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, the adjusted diluted earnings per share increased to $2.46 for the second quarter of 2026 compared to $1.89 for the second quarter of 2025.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenues before Reimbursable Expenses (RBR)
Revenues before reimbursable expenses (RBR) by segment and capability for the six months ended June 30, 2026 and 2025 were as follows:

Revenues before Reimbursable Expenses (in thousands)	Six Months Ended June 30,		Increase / (Decrease)
	2026	2025	$	%
Segment:
Healthcare	$457,504	$396,312	$61,192	15.4%
Education	266,843	252,049	14,794	5.9%
Commercial	185,001	149,834	35,167	23.5%
Total revenues before reimbursable expenses	$909,348	$798,195	$111,153	13.9%

Capability:
Consulting and Managed Services	$547,538	$453,043	$94,495	20.9%
Digital	361,810	345,152	16,658	4.8%
Total revenues before reimbursable expenses	$909,348	$798,195	$111,153	13.9%
RBR increased $111.2 million, or 13.9%, to $909.3 million for the first six months of 2026 from $798.2 million for the first six months of 2025. This growth reflects strength in demand across all three of our operating segments and across both the Consulting and Managed Services and Digital capabilities. The increase includes $38.7 million of incremental RBR from our acquisitions completed since December 31, 2024. Excluding the $38.7 million of incremental RBR from our acquisitions, RBR grew 9.1% organically. Additional information on our RBR by segment follows.
•Healthcare RBR increased $61.2 million, or 15.4%, driven by strengthened demand for our performance improvement, Healthcare managed services, financial advisory, and strategy solutions within our Consulting and Managed Services capability and technology and analytics services within our Digital capability; partially offset by a decrease in RBR from our software products within our Digital capability. RBR in the first six months of 2026 included $17.4 million of incremental RBR from our acquisitions of Eclipse Insights, RelateCare, and AXIOM.
The number of revenue-generating professionals, excluding Managed Services professionals, within our Healthcare segment grew 17.2% to 1,738 as of June 30, 2026, compared to 1,483 as of June 30, 2025. Our acquisition of AXIOM added approximately 40 revenue-generating professionals in 2025. The number of Managed Services revenue-generating professionals within our Healthcare segment grew to 3,794 as of June 30, 2026 from 1,807 as of June 30, 2025. This increase includes our acquisition of RelateCare in the second quarter of 2026, which added approximately 1,100 Managed Services professionals.
•Education RBR increased $14.8 million, or 5.9%, driven by strengthened demand for our technology and analytics services and software products within our Digital capability; partially offset by a decrease in RBR from our education and research consulting solution within our Consulting and Managed Services capability. RBR in the first six months of 2026 included $1.0 million of incremental RBR from our acquisitions of Advancement Resources and Halpin.
The number of revenue-generating professionals within our Education segment, excluding Managed Services professionals, decreased 10.2% to 1,070 as of June 30, 2026, compared to 1,192 as of June 30, 2025.
•Commercial RBR increased $35.2 million, or 23.5%, which reflects $20.2 million of incremental RBR from our acquisitions of WP&C and Treliant and strengthened demand for our financial advisory and strategy solutions within our Consulting and Managed Services capability; partially offset by a decrease in RBR from our technology and analytics services within our Digital capability.
The number of revenue-generating professionals within our Commercial segment, the majority of which provide services across all of our industries, grew 9.3% to 2,527 as of June 30, 2026, compared to 2,311 as of June 30, 2025. Our acquisitions of Treliant and WP&C in 2025 added approximately 210 revenue-generating professionals.

Operating Expenses
Operating expenses for the first six months of 2026 increased $102.5 million, or 13.9%, over the first six months of 2025.
Operating expenses and operating expenses as a percentage of revenues before reimbursable expenses were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues before reimbursable expenses)	Six Months Ended June 30,				Increase / (Decrease)
	2026		2025
Direct costs	$619,381	68.1%	$547,071	68.5%	$72,310
Reimbursable expenses	17,461	1.9%	17,695	2.2%	(234)
Selling, general and administrative expenses	174,504	19.2%	156,851	19.7%	17,653
Other losses (gains)	7,690	0.8%	(71)	—%	7,761
Restructuring charges	1,073	0.1%	1,898	0.2%	(825)
Depreciation and amortization	19,869	2.2%	14,066	1.8%	5,803
Total operating expenses	$839,978	92.4%	$737,510	92.4%	$102,468
Direct Costs
Direct costs increased $72.3 million, or 13.2%, to $619.4 million for the first six months of 2026 from $547.1 million for the first six months of 2025. The $72.3 million increase primarily related to a $71.5 million increase in compensation costs for our revenue-generating professionals and a $2.2 million increase in technology costs; partially offset by a $1.9 million decrease in contractor expenses. The increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to a $60.5 million increase in salaries and related expenses, driven by recent acquisitions, hiring to support the overall increase in demand for our services and annual salary increases that went into effect in the first quarter of 2026, and a $10.7 million increase in performance bonus expense. As a percentage of revenues before reimbursable expenses, direct costs decreased to 68.1% during the first six months of 2026, compared to 68.5% during the first six months of 2025, primarily driven by the decrease in contractor expenses.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $17.7 million, or 11.3%, to $174.5 million in the first six months of 2026 from $156.9 million in the first six months of 2025. The $17.7 million increase related to an $8.8 million increase in compensation costs for our support personnel and an $8.7 million increase in non-payroll costs. The $8.8 million increase in compensation costs for our support personnel was primarily driven by a $3.8 million increase in salaries and related expenses, a $2.2 million increase in deferred compensation expense attributable to the change in market value of our deferred compensation liability, a $1.9 million increase in share-based compensation expense, and a $1.1 million increase in performance bonus expense. The increase in deferred compensation expense is offset by an increase in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. The $8.7 million increase in non-payroll costs was primarily driven by a $4.5 million increase in software and data hosting expenses, a $1.5 million increase in practice administration and meetings expenses, a $1.1 million increase in third-party professional fees, and a $1.0 million increase in facilities expenses. As a percentage of revenues before reimbursable expenses, selling, general and administrative expenses decreased to 19.2% during the first six months of 2026, compared to 19.7% during the first six months of 2025, which was primarily due to revenue growth that outpaced the increase in compensation costs for our support personnel.
Other Losses (Gains)
Other losses (gains) totaled a loss of $7.7 million in the first six months of 2026 compared to a gain of $0.1 million in the first six months of 2025. The $7.7 million of other losses in the first six months of 2026 consisted of remeasurement losses to increase the fair value of our contingent consideration liabilities related to business combinations. The $0.1 million of other gains in the first six months of 2025 consisted of a remeasurement gain to decrease the fair value of a contingent consideration liability related to a business combination.
See Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.

Restructuring Charges
Restructuring charges for the first six months of 2026 were $1.1 million, compared to $1.9 million for the first six months of 2025. The $1.1 million of restructuring charges recognized in the first six months of 2026 included $3.2 million of severance-related expenses and $1.7 million of rent and related expenses, net of sublease income, for our previously vacated office spaces, largely offset by $4.0 million of non-cash gains on lease modifications. In the first quarter of 2026, we entered into the Seventh Amendment to the office lease agreement for our principal executive offices in Chicago, Illinois, which, among other items, provides for the early termination of the lease with respect to certain leased spaces previously vacated. As a result of this modification, we recognized a $3.8 million non-cash gain on lease modification. In the second quarter of 2026, we recorded a $0.2 million non-cash gain on lease modification on our office space in Hillsboro, Oregon. See Note 14 “Commitments, Contingencies and Guarantees” within the notes to our consolidated financial statements for additional information on the Seventh Amendment to the Chicago, Illinois office lease.
The $1.9 million of restructuring charges recognized in the first six months of 2025 primarily consisted of $1.0 million of rent and related expenses, net of sublease income, for our previously vacated office spaces and a $0.7 million non-cash lease impairment charge driven by updated sublease assumptions for a previously vacated office space.
Depreciation and Amortization
Depreciation and amortization expense increased $5.8 million, or 41.3%, to $19.9 million for the first six months of 2026, compared to $14.1 million for the first six months of 2025. The $5.8 million increase in depreciation and amortization expense was primarily attributable to increases in amortization of intangible assets acquired in business acquisitions and internally developed software.
Operating Income
Operating income increased $8.4 million, or 10.8%, to $86.8 million in the first six months of 2026 from $78.4 million in the first six months of 2025. Operating margin, which is defined as operating income expressed as a percentage of revenues before reimbursable expenses (RBR) was 9.5% for the first six months of 2026, compared to 9.8% for the first six months of 2025.
Operating income and operating margin for each of our segments as well as unallocated corporate expenses were as follows:

Segment Operating Income (in thousands, except operating margin percentages)	Six Months Ended June 30,				Increase / (Decrease)
	2026		2025
Healthcare	$133,855	29.3%	$115,967	29.3%	$17,888
Education	$64,994	24.4%	$55,389	22.0%	$9,605
Commercial	$34,648	18.7%	$23,803	15.9%	$10,845

Unallocated Corporate Expenses (in thousands)
Unallocated corporate expenses	$125,400		$106,652		$18,748
•Healthcare operating income increased $17.9 million, or 15.4%, primarily due to the increase in RBR, as well as a decrease in salaries and related expenses for our support personnel; partially offset by increases in compensation costs for our revenue-generating professionals and practice administration and meetings expenses. The increase in compensation costs for our revenue-generating professionals was primarily due to an increase in headcount, partially driven by our acquisition of RelateCare, and annual salary increases that went into effect in the first quarter of 2026, as well as an increase in performance bonus expense. Healthcare operating margin was 29.3% for both the first six months of 2026 and 2025.
•Education operating income increased $9.6 million, or 17.3%, primarily due to the increase in RBR, as well as decreases in practice administration and meeting expenses and salaries and related expenses for our support personnel; partially offset by increases in compensation costs for our revenue-generating professionals, technology costs, and amortization of internally developed software. The increase in compensation costs for our revenue-generating professionals was primarily driven by annual salary increases that went into effect in the first quarter of 2026, as well as an increase in performance bonus expense. Education operating margin increased to 24.4% from 22.0% primarily due to revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals and the decrease in practice administration and meeting expenses.
•Commercial operating income increased $10.8 million, or 45.6%, primarily due to the increase in RBR, as well as a decrease in contractor expenses; partially offset by an increase in compensation costs for our revenue-generating professionals. The increase in compensation costs for our revenue-generating professionals was primarily due to an increase in headcount, driven by our acquisitions of Treliant and WP&C, and annual salary increases that went into effect in the first quarter of 2026, as well as increases in performance bonus expense and share-based compensation expense. Commercial operating margin increased to 18.7% from 15.9% primarily due to the decrease in contractor expenses.

•Unallocated corporate expenses increased $18.7 million, or 17.6%, primarily due to increases in compensation costs for our support personnel and software and data hosting expenses. The increases in compensation costs for our support personnel was primarily driven by an increase in headcount, annual salary increases that went into effect in the first quarter of 2026 and an increase in deferred compensation expense attributable to the change in the market value of our deferred compensation liability, as well as increases in share-based compensation expense and performance bonus expense.
Other Income (Expense), Net
Interest expense, net of interest income increased $5.9 million to $20.8 million in the first six months of 2026 from $14.9 million in the first six months of 2025, which was primarily attributable to higher levels of borrowing under our senior secured credit facility during the first six months of 2026 compared to the first six months of 2025. See “Liquidity and Capital Resources” below and Note 8 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income (expense), net totaled income of $4.0 million in the first six months of 2026, compared to expense of $14.3 million in the first six months of 2025. In the first six months of 2026, we recognized a $4.5 million gain on the market value of our investments that are used to fund our deferred compensation liability, a $1.1 million gain resulting from a reduction to the credit allowance recognized on our convertible debt investment in a third-party, and $0.3 million of foreign currency transaction gains. These gains were partially offset by a non-cash impairment charge of $2.2 million on our equity investment in a hospital-at-home company. In the first six months of 2025, we recognized a pre-tax $11.1 million non-cash credit-related impairment charge related to our convertible debt investment in a third-party, non-cash impairment charges of $5.0 million on our equity investment in a hospital-at-home company and $0.6 million of foreign currency transaction losses; partially offset by a $2.5 million gain recognized on the market value of our investments that are used to fund our deferred compensation liability. The change in the market value of our investments that are used to fund our deferred compensation liability are offset with deferred compensation expense which is recognized as a component of selling, general and administrative expenses on our consolidated statements of operations.
See Note 10 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our foreign exchange forward contracts and Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our convertible debt and equity investments.
Income Tax Expense
For the six months ended June 30, 2026, our effective tax rate was 22.1% as we recognized income tax expense of $15.5 million on income of $70.0 million. The effective tax rate of 22.1% was more favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2026 and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability. These favorable items were partially offset by certain nondeductible expense items and the inability to recognize tax benefits related to certain foreign and capital losses.
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
Net Income and Earnings per Share
Net income increased $10.5 million, or 23.9%, to $54.5 million for the six months ended June 30, 2026 from $44.0 million for the same period last year. The second quarter of 2025 includes the $8.2 million non-cash credit-related impairment charge, net of tax, related to our convertible debt investment in a third-party. Diluted earnings per share for the six months ended June 30, 2026 increased to $3.22 compared to $2.42 for the six months ended June 30, 2025; driven by the increase in net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan. The non-cash credit-related impairment charge on our convertible debt investment had an unfavorable $0.45 impact on diluted EPS during the first six months of 2025.
EBITDA and Adjusted EBITDA
EBITDA increased $32.6 million, or 41.5%, to $111.2 million for the six months ended June 30, 2026 from $78.6 million for the six months ended June 30, 2025. The increase in EBITDA was primarily attributable to the increase in segment operating income for all three of our segments, excluding segment depreciation and amortization, and the absences of the prior year $11.1 million non-cash credit-related impairment charge related to our convertible debt investment in a third-party and the prior year $5.0 million of non-cash impairment charges recognized on our equity investment in a hospital-at-home company; partially offset by the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability, and the $7.7 million of remeasurement losses to increase the fair value of our contingent consideration liabilities related to business combinations recognized in the first quarter of 2026.

Adjusted EBITDA increased $21.2 million, or 20.7%, to $123.2 million in the first six months of 2026 from $102.1 million in the first six months of 2025. The increase in adjusted EBITDA was primarily attributable to the increases in segment operating income for all three of our segments, excluding segment depreciation and amortization and segment restructuring charges; partially offset by the increase in unallocated corporate expenses, excluding the impacts of the change in the market value of our deferred compensation liability and transaction-related expenses.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $5.5 million, or 8.5%, to $70.3 million in the first six months of 2026 compared to $64.8 million in the first six months of 2025. As a result of the increase in adjusted net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, adjusted diluted earnings per share increased to $4.16 for the six months ended June 30, 2026, compared to $3.57 for the six months ended June 30, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $31.2 million and $24.5 million at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Six Months Ended June 30,
Cash Flows (in thousands):	2026	2025
Net cash used in operating activities	$(41,702)	$(26,780)
Net cash used in investing activities	(47,730)	(70,080)
Net cash provided by financing activities	96,297	135,804
Effect of exchange rate changes on cash	(145)	156
Net increase in cash and cash equivalents	$6,720	$39,100
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
Net cash used in operating activities increased by $14.9 million to $41.7 million for the six months ended June 30, 2026 from $26.8 million for the six months ended June 30, 2025. The increase in net cash used in operating activities was primarily related to increases in payments for salaries and related expenses for our revenue-generating professionals, selling, general and administrative expenses, and the amount paid for annual performance bonuses in the first quarter of 2026 compared to the first quarter of 2025; partially offset by an increase in cash collections in the first six months of 2026 compared to the first six months of 2025.
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
Net cash used in investing activities for the six months ended June 30, 2026 was $47.7 million, which primarily consisted of $27.8 million for the purchases of businesses; $10.9 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; $10.1 million for payments related to internally developed software to advance our Education and Healthcare software products; and $2.0 million for a payment related to the origination of a note receivable. These uses of cash for investing activities were partially offset by $2.3 million of cash received to settle an outstanding promissory note from the 2024 divestiture of our Studer Education practice.
Net cash used in investing activities for the six months ended June 30, 2025 was $70.1 million, which primarily consisted of $53.1 million for the purchases of businesses; $10.9 million for payments related to internally developed software to advance our Education and Healthcare software products; $3.9 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; and $2.3 million for contributions to our life insurance policies.

We estimate that cash utilized for purchases of property and equipment and software development in 2026 will total approximately $35 million to $40 million; primarily consisting of software development costs, information technology-related equipment to support our corporate infrastructure, and leasehold improvements and furniture and fixtures for certain office spaces.
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
Net cash provided by financing activities for the six months ended June 30, 2026 was $96.3 million. The net borrowings of $323.0 million during the first six months of 2026 were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2026, share repurchases, and the business acquisition in the second quarter of 2026. Additionally, during the first six months of 2026, we paid $206.7 million for the settlement of share repurchases and we reacquired $20.8 million of common stock as a result of tax withholdings upon vesting of share-based compensation. These uses of cash for financing activities were partially offset by $0.8 million of cash received from stock option exercises in the first six months of 2026.
Net cash provided by financing activities for the six months ended June 30, 2025 was $135.8 million. The net borrowings of $300.1 million during the first six months of 2025 were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2025, and our programmatic business acquisitions. Additionally, during the first six months of 2025, we paid $134.4 million for the settlement of share repurchases and we reacquired $32.5 million of common stock as a result of tax withholdings upon vesting of share-based compensation. These uses of cash for financing activities were partially offset by $2.6 million of cash received from stock option exercises in the first six months of 2025.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the first quarter of 2026. The current authorization extends the share repurchase program through December 31, 2026 with a repurchase amount of $900 million, of which $92.0 million remains available as of June 30, 2026. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Financing Arrangements
At June 30, 2026, we had $834.0 million outstanding under our senior secured credit agreement, as discussed below.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At June 30, 2026 and December 31, 2025, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of June 30, 2026 was 2.82 to 1.00, compared to 1.93 to 1.00 as of December 31, 2025. Our Consolidated Interest Coverage Ratio as of June 30, 2026 was 7.48 to 1.00, compared to 8.12 to 1.00 as of December 31, 2025.
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
Borrowings outstanding under the Amended Credit Agreement at June 30, 2026 totaled $834.0 million, consisting of $454.0 million outstanding under the Revolver and $380.0 million outstanding under the Term Loan. Borrowings outstanding under the Amended Credit Agreement at December 31, 2025 totaled $511.0 million, consisting of $121.0 million outstanding under the Revolver and $390.0 million outstanding under the Term Loan. These borrowings carried a weighted average interest rate of 5.3% at both June 30, 2026 and December 31, 2025, including the impact of the interest rate swaps described in Note 10 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements.
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At June 30, 2026, we had outstanding letters of credit totaling $0.4 million, which are used as security deposits for our office facilities. As of June 30, 2026, the unused borrowing capacity under the Revolver was $245.6 million.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies and estimates are those policies and estimates that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies and estimates are important, we believe that there are five accounting policies and estimates that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies during the six months ended June 30, 2026.
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
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our senior secured credit facility. At our option, these borrowings bear interest at one, three or six month Term SOFR or an alternate base rate, in each case plus the applicable margin. At June 30, 2026, we had borrowings outstanding under our senior secured credit facility totaling $834.0 million that carried a weighted average interest rate of 5.3%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $5.8 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2025, we had borrowings outstanding under our senior secured credit facility totaling $511.0 million that carried a weighted average interest rate of 5.3% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $2.6 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of both June 30, 2026 and December 31, 2025, the aggregate notional amount of our forward interest rate swap agreements was $250.0 million. The outstanding interest rate swap agreements as of June 30, 2026 are scheduled to mature on a staggered basis through February 28, 2030.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates associated with our operations in India and Canada. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses and our translation risk related to our USD-denominated intercompany receivables in Canada by entering into foreign exchange forward contracts.
Indian Rupee Forward Contracts: As of June 30, 2026 and December 31, 2025, the aggregate notional amounts of these contracts were Indian Rupee (INR) 0.69 billion, or $7.3 million, and Indian Rupee (INR) 1.47 billion, or $16.3 million, respectively, based on the exchange rates in effect as of each period end. The outstanding Indian Rupee forward contracts as of June 30, 2026 are scheduled to mature monthly through April 30, 2027.
Canadian Dollar Forward Contracts: As of June 30, 2026 and December 31, 2025, the notional amount of our outstanding Canadian Dollar forward contracts was $20.0 million and $25.0 million, respectively. The outstanding Canadian Dollar forward contract as of June 30, 2026 is scheduled to settle on September 30, 2026.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign exchange forward contract portfolio. The sensitivity of the portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the derivatives and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the USD to INR and USD to CAD exchange rates would have an immaterial impact on the fair value of our derivative instruments as of June 30, 2026 and December 31, 2025.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. To the extent any change in fair value is the result of a change in credit-related factors, such change is recorded to other income (expense), net in our consolidated statement of operations as a change to the allowance for credit losses. The allowance for credit losses is calculated as the difference between the present value of expected cash flows to be generated from the investment and the cost basis, limited to the difference between the fair value and cost basis. As of June 30, 2026, the fair value of the investment was $33.8 million with a total cost basis of $40.9 million. The fair value of $33.8 million includes a $9.3 million allowance for credit losses. As of December 31, 2025, the fair value of the investment was $34.1 million with a total cost basis of $40.9 million. The fair value of $34.1 million included a $10.4 million allowance for credit losses.
We have an equity investment in a privately-held hospital-at-home company, which we account for as equity securities without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. As of June 30, 2026 and December 31, 2025, the carrying value of the investment was $0.1 million and $2.4 million, respectively, with a total cost basis of $5.0 million. In the second quarter of 2026, we recognized a non-cash impairment charge of $2.2 million based on the valuation established in the most recent financing round. In the first quarter of 2025, we recognized a non-cash impairment charge of $4.2 million on our investment based on the valuation anticipated from the hospital-at-home company's merger with a third-party. Upon the completion of the merger in the second quarter of 2025, we recognized an additional $0.8 million non-

cash impairment charge based on the final valuation utilized in the merger. The non-cash impairment charges were recorded to other income (expense), net in our consolidated statement of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our Stock Ownership Participation Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended June 30, 2026, we reacquired 2,289 shares of common stock with a weighted average fair market value of $123.60 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. The share repurchase program has been subsequently extended and increased, most recently in the first quarter of 2026. The current authorization extends the share repurchase program through December 31, 2026 with a repurchase amount of $900 million, of which $92.0 million remains available as of June 30, 2026. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
April 1, 2026 - April 30, 2026	203,329	$128.13	201,340	$118,753,436
May 1, 2026 - May 31, 2026	137,345	$124.24	137,234	$101,700,723
June 1, 2026 - June 30, 2026	100,071	$97.12	99,882	$91,998,694
Total	440,745	$119.88	438,456
(1)The number of shares repurchased included 1,989 shares in April 2026, 111 shares in May 2026, and 189 shares in June 2026 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our officers and/or directors during the second quarter of 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Rule 10b5-1 Trading Plan Action	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Shares to be Sold
Debra Zumwalt - Director	Adoption	5/15/2026	5/14/2027	1,078

During the second quarter of 2026, none of our officers or directors modified or terminated contracts, instructions or written plans for the sale or purchase of our securities intended to satisfy the affirmative defense condition of Rule 10b5-1(c) or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Huron Consulting Group Inc.
(Registrant)

Date:	July 28, 2026	/s/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer