Form 10-Q
period 2026-09-30
Huron Consulting Group Inc.
filed 2026-11-03
CIK 1289848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 27, 2026, 15,780,750 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Huron Consulting Group Inc.
HURON CONSULTING GROUP INC.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HURON CONSULTING GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$25,618	$24,508
Receivables from clients, net of allowances of $11,070 and $10,519, respectively	218,893	186,506
Unbilled services, net of allowances of $3,377 and $3,384, respectively	263,196	195,464
Income tax receivable	15,394	8,430
Prepaid expenses and other current assets	50,812	33,676
Total current assets	573,913	448,584
Property and equipment, net	27,853	23,472
Deferred income taxes, net	3,557	3,563
Long-term investments, net of allowances of $15,243 and $10,382, respectively	22,405	36,433
Operating lease right-of-use assets	23,754	20,027
Other non-current assets	144,549	134,781
Intangible assets, net	72,939	72,927
Goodwill	808,341	786,896
Total assets	$1,677,311	$1,526,683
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,464	$12,354
Accrued expenses and other current liabilities	37,958	26,964
Accrued payroll and related benefits	222,596	266,950
Accrued contingent consideration for business acquisitions	18,551	11,153
Current maturities of long-term debt	20,000	20,000
Current maturities of operating lease liabilities	8,836	14,304
Deferred revenues	38,314	31,708
Total current liabilities	359,719	383,433
Non-current liabilities:
Deferred compensation and other liabilities	62,676	63,316
Long-term debt, net of current portion	793,886	489,665
Operating lease liabilities, net of current portion	23,815	24,371
Deferred income taxes, net	44,897	37,269
Total non-current liabilities	925,274	614,621
Commitments and contingencies
Stockholders’ equity
Common stock; $0.01 par value; 500,000,000 shares authorized; 19,181,056 and 20,465,234 shares issued, respectively	192	205
Treasury stock, at cost, 3,405,866 and 3,269,301 shares, respectively	(210,600)	(189,989)
Additional paid-in capital	8,898	87,885
Retained earnings	605,416	636,693
Accumulated other comprehensive loss	(11,588)	(6,165)
Total stockholders’ equity	392,318	528,629
Total liabilities and stockholders’ equity	$1,677,311	$1,526,683
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Revenues before reimbursable expenses	$482,518	$432,361	$1,391,866	$1,230,556
Reimbursable expenses	8,933	8,923	26,394	26,624
Total revenues	491,451	441,284	1,418,260	1,257,180
Operating expenses:
Direct costs (exclusive of depreciation and amortization included below)	324,080	288,803	943,461	835,874
Reimbursable expenses	8,933	8,923	26,394	26,618
Selling, general and administrative expenses	82,754	81,296	257,258	238,147
Other losses (gains)	4,900	—	12,590	(71)
Restructuring charges	1,228	3,521	2,301	5,419
Depreciation and amortization	10,726	8,741	30,595	22,807
Total operating expenses	432,621	391,284	1,272,599	1,128,794
Operating income	58,830	50,000	145,661	128,386
Other income (expense), net:
Interest expense, net of interest income	(12,218)	(11,009)	(33,048)	(25,937)
Other income (expense), net	(4,291)	3,655	(318)	(10,643)
Total other expense, net	(16,509)	(7,354)	(33,366)	(36,580)
Income before taxes	42,321	42,646	112,295	91,806
Income tax expense	13,918	12,226	29,411	17,420
Net income	$28,403	$30,420	$82,884	$74,386
Earnings per share:
Net income per basic share	$1.78	$1.75	$5.06	$4.25
Net income per diluted share	$1.75	$1.71	$4.96	$4.13
Weighted average shares used in calculating earnings per share:
Basic	15,916	17,340	16,365	17,492
Diluted	16,265	17,794	16,703	18,024
Comprehensive income (loss):
Net income	$28,403	$30,420	$82,884	$74,386
Foreign currency translation adjustments, net of tax	(575)	(2,042)	(4,313)	1,242
Unrealized loss on investment, net of tax	(5,598)	—	(6,928)	(15,766)
Unrealized gain (loss) on cash flow hedging instruments, net of tax	2,891	(510)	5,818	(4,857)
Other comprehensive loss	(3,282)	(2,552)	(5,423)	(19,381)
Comprehensive income	$25,121	$27,868	$77,461	$55,005
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	19,345,120	$194	(3,408,227)	$(210,434)	$3,928	$599,378	$(8,306)	$384,760
Comprehensive income (loss)						28,403	(3,282)	25,121
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	5,634	—	3,827	105	(105)			—
Exercise of stock options	4,390	—			358			358
Share-based compensation					8,670			8,670
Shares redeemed for employee tax withholdings			(2,688)	(271)	—			(271)
Share repurchases	(172,865)	(2)			(3,953)	(22,365)		(26,320)
Balance at September 30, 2026	19,182,279	$192	(3,407,088)	$(210,600)	$8,898	$605,416	$(11,588)	$392,318

Balance at June 30, 2025	20,569,243	$205	(3,271,957)	$(189,388)	$93,502	$575,619	$(4,943)	$474,995
Comprehensive income (loss)						30,420	(2,552)	27,868
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	8,236	—	4,167	251	(251)			—
Exercise of stock options	24,469	—			1,551			1,551
Purchase of business	47,625	1			6,197			6,198
Share-based compensation					8,254			8,254
Shares redeemed for employee tax withholdings			(3,413)	(467)				(467)
Share repurchases	(146,514)	(1)			(18,620)			(18,621)
Balance at September 30, 2025	20,503,059	$205	(3,271,203)	$(189,604)	$90,633	$606,039	$(7,495)	$499,778

	Nine Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	20,460,526	$205	(3,271,442)	$(189,989)	$87,885	$636,693	$(6,165)	$528,629
Comprehensive income (loss)						82,884	(5,423)	77,461
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	433,859	4	12,306	472	(476)			—
Exercise of stock options	14,021	—			1,119			1,119
Share-based compensation					41,114			41,114
Shares redeemed for employee tax withholdings			(147,952)	(21,083)	—			(21,083)
Share repurchases	(1,726,127)	(17)			(120,744)	(114,161)		(234,922)
Balance at September 30, 2026	19,182,279	$192	(3,407,088)	$(210,600)	$8,898	$605,416	$(11,588)	$392,318

Balance at December 31, 2024	20,762,327	$208	(3,117,675)	$(160,093)	$177,673	$531,653	$11,886	$561,327
Comprehensive income (loss)						74,386	(19,381)	55,005
Issuance of common stock in connection with:
Restricted stock awards, net of cancellations	546,646	5	65,002	3,463	(3,468)			—
Exercise of stock options	68,656	—			4,142			4,142
Purchases of businesses	210,224	2			27,093			27,095
Share-based compensation					37,669			37,669
Shares redeemed for employee tax withholdings			(218,530)	(32,974)				(32,974)
Share repurchases	(1,084,794)	(10)			(152,476)			(152,486)
Balance at September 30, 2025	20,503,059	$205	(3,271,203)	$(189,604)	$90,633	$606,039	$(7,495)	$499,778
The accompanying notes are an integral part of the consolidated financial statements.

HURON CONSULTING GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$82,884	$74,386
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	30,595	23,464
Non-cash lease expense	4,970	4,483
Lease-related impairment charges	—	1,162
Gain on lease modification	(4,063)	—
Share-based compensation	40,027	36,319
Amortization of debt discount and issuance costs	865	858
Allowances for doubtful accounts	122	390
Deferred income taxes	4,104	9,104
Gain on sale of property and equipment	(484)	—
Gain on sale of business	(303)	—
Change in fair value of contingent consideration liabilities	12,590	(71)
Change in fair value of equity investment	2,239	5,014
Change in credit allowance on convertible debt investment	4,861	11,125
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in receivables from clients, net	(26,251)	1,369
(Increase) decrease in unbilled services, net	(64,004)	(32,107)
(Increase) decrease in current income tax receivable / payable, net	(7,175)	(17,462)
(Increase) decrease in other assets	(16,797)	(17,689)
Increase (decrease) in accounts payable and other liabilities	(13,194)	1,524
Increase (decrease) in accrued payroll and related benefits	(42,128)	(36,769)
Increase (decrease) in deferred revenues	6,471	1,887
Net cash provided by operating activities	15,329	66,987
Cash flows from investing activities:
Purchases of property and equipment	(14,673)	(7,859)
Investments in life insurance policies	—	(2,897)
Purchases of businesses, net of cash acquired	(27,817)	(107,174)
Capitalization of internally developed software costs	(14,246)	(15,406)
Origination of note receivable	(2,000)	—
Proceeds from note receivable	2,250	154
Proceeds from sale of property and equipment	502	—
Proceeds from divestiture of business	300	—
Net cash used in investing activities	(55,684)	(133,182)
Cash flows from financing activities:
Proceeds from exercises of stock options	1,119	4,142
Shares redeemed for employee tax withholdings	(21,083)	(32,974)
Share repurchases	(233,651)	(153,097)
Proceeds from bank borrowings	722,000	1,041,000
Repayments of bank borrowings	(418,000)	(787,688)
Payments for debt issuance costs	—	(3,100)
Deferred payments for business acquisitions	(8,700)	(36)
Net cash provided by financing activities	41,685	68,247
Effect of exchange rate changes on cash	(220)	(74)
Net increase in cash and cash equivalents	1,110	1,978
Cash and cash equivalents at beginning of the period	24,508	21,911
Cash and cash equivalents at end of the period	$25,618	$23,889
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Property and equipment expenditures and capitalized software included in current liabilities	$3,841	$3,896
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$9,202	$7,920
Common stock issued related to purchases of businesses	$—	$27,095
Deferred payment accrued related to purchase of business	$8,728	$—
Contingent consideration accrued related to purchases of businesses	$3,423	$18,703
Excise tax on net share repurchases included in non-current liabilities	$1,886	$559
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
2. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements reflect the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2026 and 2025. These financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q. Accordingly, these financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal, recurring nature necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods presented in conformity with GAAP. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2026 and June 30, 2026. Our results for any interim period are not necessarily indicative of results for a full year or any other interim period.
In the third quarter of 2026, we revised the presentation of our consolidated balance sheets to separately present accrued contingent consideration for business acquisitions previously presented within accrued expenses and other current liabilities. The change in presentation had no effect on our consolidated results, and our historical consolidated balance sheets were revised for consistent presentation.
3. New Accounting Pronouncements
Recently Adopted
On July 30, 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for public business entities to simplify the measurement of credit losses for certain receivables and contract assets in which entities may elect to assume that the economic conditions at the time of a sale are reflective of future economic conditions, such that an entity does not need to consider future economic changes in its determination of its allowance for credit losses. We adopted ASU 2025-05 as of January 1, 2026 on a prospective basis. Upon adoption, we elected the practical expedient for current accounts receivable and current contract assets, and no other changes were made to our credit loss estimation methodologies. The adoption did not have an impact on our consolidated financial statements.
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
On November 25, 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which includes amendments to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 will be effective for our annual reporting periods beginning with the fiscal year ending December 31, 2027, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
The acquisition was accounted for using the acquisition method of accounting. The assets acquired and liabilities assumed, including identifiable intangible assets, are recorded at their estimated fair values as of the acquisition date, with the exception of contract assets and liabilities which are recorded at the value calculated under Topic 606: Revenue from Contracts with Customers as if we had entered into the original contract at the same date and on the same terms as the acquired company. The acquisition date values of assets acquired and liabilities assumed in the RelateCare acquisition are considered preliminary and are based on the information that was available as of the date of the acquisition. We believe that the information provides a reasonable basis for estimating the preliminary values of assets acquired and liabilities assumed but certain items, such as the valuations of the intangible assets and deferred taxes and purchase price adjustments, among other items, may be subject to change as additional information is received. Thus, the provisional measurements of assets acquired, including goodwill, and liabilities assumed related to the acquisition are subject to change.
For the three and nine months ended September 30, 2026, we recognized total revenues of $13.9 million and $18.3 million, respectively, from our acquisition of RelateCare. We determined that it is impractical to determine the amount of earnings generated by the acquisition due to the integration of operations after the acquisition date. Refer to Note 5 “Goodwill and Intangible Assets” for additional information on the preliminary acquisition date fair values of goodwill and intangible assets acquired and Note 11 “Fair Value of Financial Instruments” and Note 14 “Commitments, Contingencies and Guarantees” for additional information on our contingent consideration liabilities.

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
For the three and nine months ended September 30, 2025, we recognized total revenues of $15.3 million and $17.8 million, respectively, in the aggregate, from our acquisitions completed in the first nine months of 2025. We determined that it is impractical to determine the amount of earnings generated by the acquisitions, individually or in the aggregate, due to the integration of operations after the acquisition date.
5. Goodwill and Intangible Assets
Goodwill
The table below sets forth the changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2026.

	Healthcare	Education	Commercial	Total
Balance as of December 31, 2025:
Goodwill	$701,624	$152,431	$388,733	$1,242,788
Accumulated impairment losses	(190,024)	(1,417)	(264,451)	(455,892)
Goodwill, net as of December 31, 2025	$511,600	$151,014	$124,282	$786,896
Goodwill recorded in connection with business acquisitions(1)	21,960	—	209	22,169
Foreign currency translation	(540)	(121)	(63)	(724)
Goodwill, net as of September 30, 2026	$533,020	$150,893	$124,428	$808,341
(1)    The $22.0 million of goodwill recorded in connection with a business acquisition in the Healthcare segment is related to the acquisition of RelateCare. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed, and largely reflects the expanded market opportunities expected from combining the service offerings of Huron and RelateCare, as well as the assembled workforce of RelateCare. All of the $22.0 million of goodwill is expected to be nondeductible for tax purposes. The $0.2 million of goodwill recorded in connection with a business acquisition in the Commercial segment relates to the finalized measurements of assets acquired and liabilities assumed in the acquisition of Treliant. See Note 4 "Acquisitions" for additional information on our business combinations completed in 2026 and 2025.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
Intangible Assets
Intangible assets as of September 30, 2026 and December 31, 2025 consisted of the following:

		As of September 30, 2026		As of December 31, 2025
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4 to 10	$97,930	$27,477	$86,467	$17,384
Technology and software	2 to 5	12,530	10,216	17,970	14,591
Trade names	6	6,000	6,000	6,000	6,000
Customer contracts	3 to 4	684	650	1,489	1,397
Non-competition agreements	2 to 5	860	722	1,070	697
Total		$118,004	$45,065	$112,996	$40,069
In connection with our acquisition of RelateCare, we acquired a $12.1 million customer relationship intangible asset, which has an initial estimated useful life of 9 years. See Note 4 "Acquisitions" for additional information on our acquisition of RelateCare.
During the nine months ended September 30, 2026, we wrote off $6.9 million of fully amortized intangible assets related to technology and software, customer contracts, customer relationships, and non-competition agreements no longer in use.
Identifiable intangible assets with finite lives are amortized over their estimated useful lives using either an accelerated or straight-line basis to correspond to the cash flows expected to be derived from the assets. Intangible asset amortization expense was $4.0 million and $3.5 million for the three months ended September 30, 2026 and 2025, respectively; and $11.8 million and $7.9 million for the nine months ended September 30, 2026 and 2025, respectively.
The table below sets forth the estimated annual amortization expense for the intangible assets recorded as of September 30, 2026.

Year Ending December 31,	Estimated Amortization Expense
2026	$15,744
2027	$14,659
2028	$14,331
2029	$11,248
2030	$8,834
Actual future amortization expense could differ from these estimated amounts as a result of future acquisitions, dispositions, and other factors.
6. Revenues
For the three months ended September 30, 2026 and 2025, we recognized total revenues of $491.5 million and $441.3 million, respectively. Of the $491.5 million total revenues recognized in the third quarter of 2026, we recognized $1.0 million from obligations satisfied, or partially satisfied, in prior periods, which was primarily due to the release of allowances on receivables from clients and unbilled services. Of the $441.3 million total revenues recognized in the third quarter of 2025, we recognized $12.6 million from obligations satisfied, or partially satisfied, in prior periods, of which $11.3 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.3 million was due to the release of allowances on receivables from clients and unbilled services.
For the nine months ended September 30, 2026 and 2025, we recognized total revenues of $1.42 billion and $1.26 billion, respectively. Of the $1.42 billion total revenues recognized in the first nine months of 2026, we recognized $17.1 million from obligations satisfied, or partially satisfied in prior periods, of which $15.2 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.9 million was due to the release of allowances on receivables from clients and unbilled services. Of the $1.26 billion total revenues recognized in the first nine months of 2025, we recognized $27.8 million from obligations satisfied, or partially satisfied

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
in prior periods, of which $25.9 million was due to changes in the estimates of our variable consideration under performance-based billing arrangements and $1.9 million was due to the release of allowances on receivables from clients and unbilled services.
As of September 30, 2026, we had $327.7 million of remaining performance obligations under engagements with original expected durations greater than one year. These remaining performance obligations exclude variable consideration which has been excluded from the total transaction price due to the constraint and performance obligations under time-and-expense engagements which are recognized in the amount invoiced. Of the $327.7 million of performance obligations, we expect to recognize $33.9 million as revenue in 2026, $105.3 million in 2027, and the remaining $188.5 million thereafter. Actual revenue recognition could differ from these amounts as a result of changes in the estimated timing of work to be performed, adjustments to estimated variable consideration in performance-based arrangements, or other factors.
Contract Assets and Liabilities
The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the consolidated balance sheets.
Unbilled services include revenues recognized for services performed but not yet billed to clients. Services performed that we are not yet entitled to bill because certain events, such as the completion of the measurement period or client approval in performance-based engagements, must occur are recorded as contract assets and included within unbilled services, net. The contract asset, net balance as of September 30, 2026 and December 31, 2025 was $123.0 million and $91.7 million, respectively. The $31.3 million increase primarily reflects timing differences between the completion of our performance obligations and the amounts billed or billable to clients in accordance with their contractual billing terms.
Client prepayments and retainers are classified as deferred revenues and recognized over future periods in accordance with the applicable engagement agreement and our revenue recognition accounting policy. Our deferred revenues balance as of September 30, 2026 and December 31, 2025 was $38.3 million and $31.7 million, respectively. The $6.6 million increase reflects timing differences between client payments in accordance with their contract terms and the completion of our performance obligations. For the three and nine months ended September 30, 2026, $1.6 million and $30.3 million of revenues recognized, respectively, were included in the deferred revenue balance as of December 31, 2025.
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
Earnings per share under the basic and diluted computations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$28,403	$30,420	$82,884	$74,386

Weighted average common shares outstanding – basic	15,916	17,340	16,365	17,492
Weighted average common stock equivalents	349	454	338	532
Weighted average common shares outstanding – diluted	16,265	17,794	16,703	18,024

Net income per basic share	$1.78	$1.75	$5.06	$4.25
Net income per diluted share	$1.75	$1.71	$4.96	$4.13

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The number of anti-dilutive securities excluded from the computation of the weighted average common stock equivalents presented above was less than 0.1 million shares for both the three and nine months ended September 30, 2026, respectively. The number of anti-dilutive securities was less than 0.1 million shares for the nine months ended September 30, 2025. There were no anti-dilutive securities for the three months ended September 30, 2025. The anti-dilutive shares related to unvested restricted stock and outstanding common stock options.
Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Subsequently, and through September 30, 2026, our board of directors increased the authorized amount to $900 million and authorized extensions of the share repurchase program through December 31, 2026. Additionally, in the fourth quarter of 2026, our board of directors authorized a further increase to the authorized amount under the share repurchase program from $900 million to $1.1 billion and an extension of the share repurchase program through December 31, 2028. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
During the three and nine months ended September 30, 2026, we repurchased and retired 172,865 and 1,726,127 shares for $26.3 million and $234.9 million, respectively, which includes a $0.2 million and $1.9 million accrual for excise taxes on the net share repurchases, respectively. Additionally, in the second quarter of 2026, we paid $0.6 million for the excise taxes accrued on the net share repurchases in 2025.
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
As of September 30, 2026, prior to the $200 million increase authorized by the board of directors in the fourth quarter of 2026, $65.9 million remained available for share repurchases under our share repurchase program.
8. Financing Arrangements
We have a $700 million senior secured revolving credit facility (the “Revolver”) and a $400 million senior secured term loan facility (the “Term Loan”), subject to the terms of the Fourth Amended and Restated Credit Agreement dated as of July 30, 2025 (the “Amended Credit Agreement”). Both the Revolver and the Term Loan mature on July 30, 2030. The Term Loan is subject to scheduled quarterly amortization payments of $5.0 million which began September 30, 2025 and continue through the maturity date of July 30, 2030, at which time the outstanding principal balance and all accrued interest will be due.
As of September 30, 2026, we had total borrowings outstanding under the Amended Credit Agreement of $815.0 million, consisting of $440.0 million outstanding under the Revolver and $375.0 million outstanding under the Term Loan. A summary of the scheduled maturities of those borrowings as of September 30, 2026 follows:

Scheduled Maturities of Long-Term Debt
2026	$5,000
2027	$20,000
2028	$20,000
2029	$20,000
2030	$750,000
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At September 30, 2026, we were in compliance with these financial covenants with a Consolidated Leverage Ratio of 2.64 to 1.00 and a Consolidated Interest Coverage Ratio of 7.58 to 1.00.
A summary of the carrying amounts of our debt follows:

	September 30, 2026	December 31, 2025
Revolver	$440,000	$121,000
Term Loan	375,000	390,000
Unamortized debt issuance costs - Term Loan(1)	(1,114)	(1,335)
Total long-term debt	813,886	509,665
Current maturities of long-term debt	(20,000)	(20,000)
Long-term debt, net of current portion	$793,886	$489,665
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
Borrowings outstanding under the Amended Credit Agreement as of September 30, 2026 and December 31, 2025 carried a weighted average interest rate of 5.5% and 5.3%, respectively. Both weighted average interest rates include the effect of the interest rate swaps described in Note 10 “Derivative Instruments and Hedging Activity.”

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At September 30, 2026, we had outstanding letters of credit totaling $0.4 million, which are used as security deposits for our office facilities. As of September 30, 2026, the unused borrowing capacity under the Revolver was $259.6 million.
9. Restructuring Charges
Restructuring charges for the three and nine months ended September 30, 2026 were $1.2 million and $2.3 million, respectively. The $1.2 million of restructuring charges recognized in the third quarter of 2026 included $0.6 million of severance-related expenses and $0.5 million of rent and related expenses, net of sublease income, for our previously vacated office spaces. The $2.3 million of restructuring charges recognized in the first nine months of 2026 included $3.9 million of severance-related expenses and $2.2 million of rent and related expenses, net of sublease income, for our previously vacated office spaces, largely offset by $4.0 million of non-cash gains on lease modifications. In the first quarter of 2026, we entered into the Seventh Amendment to the office lease agreement for our principal executive offices in Chicago, Illinois, which, among other items, provides for the early termination of the lease with respect to certain leased spaces previously vacated. As a result of this modification, we recognized a $3.8 million non-cash gain on lease modification. Additionally, in the second quarter of 2026, we recorded a $0.2 million non-cash gain on lease modification on our office space in Hillsboro, Oregon. See Note 14 “Commitments, Contingencies and Guarantees” within the notes to our consolidated financial statements for additional information on the Seventh Amendment to the Chicago, Illinois office lease.
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
The table below sets forth the changes in the carrying value of our restructuring charge liability by restructuring type for the nine months ended September 30, 2026.

	Employee Costs	Other	Total
Balance as of December 31, 2025	$1,914	$636	$2,550
Additions (1)	3,274	200	3,474
Payments	(4,849)	(261)	(5,110)
Adjustments (1)	(49)	64	15
Balance as of September 30, 2026	$290	$639	$929
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
All of the restructuring charge liability related to employee costs as of September 30, 2026 is expected to be paid in the next 12 months. All of the other restructuring charge liability at September 30, 2026, which primarily relates to the early termination of a contract in a prior period, is expected to be paid in the next 12 months. The employee costs and other restructuring charge liabilities are included as components of accrued payroll and related benefits and accrued expenses and other current liabilities in our consolidated balance sheet, respectively.
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
Interest Rate Swaps: We are party to forward interest rate swap agreements with aggregate notional amounts of $250.0 million as of both September 30, 2026 and December 31, 2025. Under the terms of the interest rate swap agreements, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. The forward interest rate swap agreements have staggered maturities through February 28, 2030.
As of September 30, 2026, it was anticipated that $1.4 million of the gains, net of tax, related to interest rate swaps currently recorded in accumulated other comprehensive income (loss) will be reclassified into interest expense, net of interest income in our consolidated statement of operations within the next 12 months.
Indian Rupee Forward Contracts: We are party to Indian Rupee forward contracts that are scheduled to mature monthly through August 31, 2027. As of September 30, 2026 and December 31, 2025, the aggregate notional amounts of these contracts were Indian Rupee (INR) 1.59 billion, or $16.5 million, and Indian Rupee (INR) 1.47 billion, or $16.3 million, respectively, based on the exchange rates in effect as of each period end.
As of September 30, 2026, it was anticipated that all of the $0.2 million of losses, net of tax, related to these foreign currency forward contracts currently recorded in accumulated other comprehensive income (loss) will be reclassified into earnings in our consolidated statement of operations within the next 12 months.
Refer to Note 12 “Other Comprehensive Income (Loss)” for additional information on our cash flow hedges.
Derivatives not Designated as Hedging Instruments
Canadian Dollar Forward Contracts: Beginning in the first quarter of 2025, on a quarterly basis, we have entered into Canadian Dollar forward contracts that settle at the end of each quarter. As of September 30, 2026, we have one Canadian Dollar forward contract outstanding, with a notional amount of $20.0 million and a fair value of $0, that will settle on December 31, 2026. We did not designate any of these derivatives as accounting hedging instruments. Therefore, changes in the fair value of the derivatives are recorded to other income (expense), net in our consolidated statements of operations. During the three and nine months ended September 30, 2026, we recognized $0.1 million and $1.2 million, respectively, of realized losses related to the settled forward contracts. During the three and nine months ended September 30, 2025, we recognized $0.6 million of realized losses and $0.2 million of realized gains, respectively, related to the settled forward contracts. From time to time, we may enter into additional Canadian Dollar forward contracts to continue to establish economic hedges against our foreign exchange rate risk.

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth additional information relating to our derivative instruments recognized on our consolidated balance sheets as of September 30, 2026 and December 31, 2025.

Derivative Instrument	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets
Cash Flow Hedges
Interest rate swaps	Prepaid expenses and other current assets	$1,797	$318
Interest rate swaps	Other non-current assets	2,539	121
Foreign exchange forward contracts	Prepaid expenses and other current assets	4	—
Total Assets		$4,340	$439

Liabilities
Cash Flow Hedges
Interest rate swaps	Accrued expenses and other current liabilities	$—	$1,023
Interest rate swaps	Deferred compensation and other liabilities	—	2,809
Foreign exchange forward contracts	Accrued expenses and other current liabilities	231	349
Total Liabilities		$231	$4,181
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

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
The table below sets forth our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets:
Interest rate swaps	$—	$4,336	$—	$4,336
Convertible debt investment	—	—	22,290	22,290
Foreign exchange forward contracts	—	4	—	4
Deferred compensation assets	—	53,184	—	53,184
Total assets	$—	$57,524	$22,290	$79,814
Liabilities:
Foreign exchange forward contracts	$—	$231	$—	$231
Contingent consideration for business acquisitions	—	—	27,947	27,947
Total liabilities	$—	$231	$27,947	$28,178
December 31, 2025
Assets:
Interest rate swaps	$—	$439	$—	$439
Convertible debt investment	—	—	34,079	34,079
Deferred compensation assets	—	50,927	—	50,927
Total assets	$—	$51,366	$34,079	$85,445
Liabilities:
Interest rate swaps	$—	$3,832	$—	$3,832
Foreign exchange forward contracts	—	349	—	349
Contingent consideration for business acquisitions	—	—	23,274	23,274
Total liabilities	$—	$4,181	$23,274	$27,455
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
Convertible debt investment: Since 2014, we have invested $40.9 million in the form of 1.69% convertible debt in Shorelight Holdings, LLC (“Shorelight”), the parent company of Shorelight, a U.S.-based company that partners with leading nonprofit universities to increase access to and retention of international students, boost institutional growth, and enhance an institution’s global footprint. The convertible notes will mature on January 17, 2027, unless converted earlier, per the current terms of the convertible note agreement.
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
The hybrid analysis and calculation of allowance for credit losses utilizes certain assumptions, all of which are Level 3 inputs. Specifically, the assumptions utilized in the hybrid analysis include assumed holding periods, which were assumed to be through the first quarter of 2028 as of September 30, 2026 and through January 17, 2027 as of December 31, 2025; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; cash flow projections discounted at the risk-adjusted rate of 24.0% and 23.5% as of September 30, 2026 and December 31, 2025, respectively; and the concluded equity volatility of 50.0% and 40.0% as of September 30, 2026 and December 31, 2025, respectively. Additionally, the assumptions utilized in the calculation for the allowance for credit losses include the same assumed holding periods noted above; the applicable waterfall distribution at the end of the expected holding period based on the rights and privileges of the various instruments; the concluded equity volatility of 50.0% and 40.0% as of September 30, 2026 and December 31, 2025, respectively; and cash flow projections discounted at the risk-adjusted rate in a range of 0.9% to 12.9%, with a weighted average of 12.4% as of September 30, 2026 and a range of 2.0% to 12.1% with a weighted average of 8.7% as of December 31, 2025. The weighted average risk-adjusted rate is calculated using the relative present value of expected cash flows. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the investment or the allowance for credit losses, which would result in different impacts to our consolidated balance sheet and statements of operations and other comprehensive income. Actual results may differ from our estimates.
The estimated fair value and allowance for credit losses of the convertible debt investment were $22.3 million and $15.2 million, respectively, as of September 30, 2026. The estimated fair value and allowance for credit losses of the convertible debt investment were $34.1 million and $10.4 million, respectively, as of December 31, 2025. Since our initial investment in 2014, we recognized a total pre-tax unrealized loss of $3.4 million within other comprehensive income (loss) and the $15.2 million allowance for credit losses within earnings. As of September 30, 2026 and December 31, 2025, our cost basis was $40.9 million.
The table below sets forth the changes in the balance of the convertible debt investment for the nine months ended September 30, 2026.

Convertible Debt Investment
Balance as of December 31, 2025	$34,079
Unrealized loss included in other comprehensive income (loss)	(6,928)
Unrealized loss included in earnings	(4,861)
Balance as of September 30, 2026	$22,290
Contingent consideration for business acquisitions: In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. We estimate the fair value of acquisition-related contingent consideration using either a probability-weighted assessment of the specific financial performance targets being measured or a Monte Carlo simulation model, as appropriate. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 inputs. The significant unobservable inputs used in the fair value measurements of our contingent consideration are our measures of the estimated payouts based on internally generated financial projections on a probability-weighted basis and a discount rate which was in a range of 5.2% to 5.9%, with a weighted average of 5.6%, as of September 30, 2026. As of December 31, 2025, the discount rate was in a range of 4.3% to 5.1% with a weighted average of 4.9%. The weighted average discount rate was calculated using the relative fair values of the contingent consideration liabilities as of each period end. The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management. Any change in the fair value estimate is recorded to other losses (gains), net in our

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
consolidated statement of operations for that period. The carrying value is recorded in accrued contingent consideration for business acquisitions or deferred compensation and other liabilities, based on the expected timing of payment, in our consolidated balance sheets. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations. Actual results may differ from our estimates.
The table below sets forth the changes in the balance of the contingent consideration for business acquisitions for the nine months ended September 30, 2026.

Contingent Consideration for Business Acquisitions
Balance as of December 31, 2025	$23,274
Acquisition	3,423
Payment	(11,253)
Change in fair value	12,590
Unrealized gain due to foreign currency translation	(87)
Balance as of September 30, 2026(1)	$27,947
(1)    Of the $27.9 million contingent consideration liability, $18.6 million was recorded to accrued contingent consideration for business acquisitions and $9.3 million was recorded to deferred compensation and other liabilities in our consolidated balance sheet.
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
To determine the appropriate accounting treatment for our equity investment since inception, we performed VIE analyses and concluded that the company does not meet the definition of a VIE. We also reviewed the characteristics of our investments to confirm that the equity securities do not warrant equity method accounting. After we reviewed all of the terms of the equity securities, we concluded the appropriate accounting treatment for our investments to be that of equity securities with no readily determinable fair value. We have elected to continue to apply the measurement alternative and will continue to do so until the investment does not qualify to be so measured.
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
In the second quarter of 2026, we recognized a non-cash impairment loss of $2.2 million on our equity investment based on the valuation established in the most recent financing round. In the first quarter of 2025, we recognized a non-cash impairment charge of $4.2 million on our equity investment based on the valuation anticipated from the hospital-at-home company's merger. Upon the completion of the merger in the second quarter of 2025, we recognized an additional $0.8 million non-cash impairment charge based on the final valuation utilized in the merger. The non-cash impairment charges were recorded to other income (expense), net in our consolidated statement of operations. Since our initial investment in 2019, we have recognized cumulative unrealized losses of $33.5 million and cumulative unrealized gains of $28.6 million. As of September 30, 2026 and December 31, 2025, the carrying value of our equity investment was $0.1 million and $2.4 million, respectively, with a cost basis of $5.0 million.

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
12. Other Comprehensive Income (Loss)
The tables below set forth the components of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$(575)	$—	$(575)	$(2,042)	$—	$(2,042)
Unrealized loss on investment	$(5,598)	$—	$(5,598)	$—	$—	$—
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value	$3,897	$(1,009)	$2,888	$43	$(12)	$31
Reclassification adjustments into earnings	3	(1)	2	(409)	106	(303)
Net unrealized gain (loss) on interest rate swaps	$3,900	$(1,010)	$2,890	$(366)	$94	$(272)
Foreign exchange forward contracts:
Change in fair value	$(225)	$58	$(167)	$(459)	$119	$(340)
Reclassification adjustments into earnings	226	(58)	168	138	(36)	102
Net unrealized gain (loss) on foreign exchange forward contracts	$1	$—	$1	$(321)	$83	$(238)
Other comprehensive income (loss)	$(2,272)	$(1,010)	$(3,282)	$(2,729)	$177	$(2,552)

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Before Taxes	Tax (Expense) Benefit	Net of Taxes	Before Taxes	Tax (Expense) Benefit	Net of Taxes
Foreign currency translation adjustments	$(4,313)	$—	$(4,313)	$1,242	$—	$1,242
Unrealized gain (loss) on investment	$(6,928)	$—	$(6,928)	$(18,429)	$2,663	$(15,766)
Unrealized gain (loss) on cash flow hedges:
Interest rate swaps:
Change in fair value	$7,694	$(1,992)	$5,702	$(4,817)	$1,245	$(3,572)
Reclassification adjustments into earnings	35	(9)	26	(1,741)	453	(1,288)
Net unrealized gain (loss) on interest rate swaps	$7,729	$(2,001)	$5,728	$(6,558)	$1,698	$(4,860)
Foreign exchange forward contracts:
Change in fair value	$(709)	$184	$(525)	$(363)	$94	$(269)
Reclassification adjustments into earnings	831	(216)	615	368	(96)	272
Net unrealized gain (loss) on foreign exchange forward contracts	$122	$(32)	$90	$5	$(2)	$3
Other comprehensive income (loss)	$(3,390)	$(2,033)	$(5,423)	$(23,740)	$4,359	$(19,381)
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

Accumulated other comprehensive income (loss), net of tax, includes the following components:

			Cash Flow Hedges
	Foreign Currency Translation	Available-for-Sale Investment	Interest Rate Swaps	Foreign Exchange Forward Contracts	Total
Balance as of December 31, 2025	$(4,222)	$821	$(2,504)	$(260)	$(6,165)
Current period change	(4,313)	(6,928)	5,728	90	(5,423)
Balance as of September 30, 2026	$(8,535)	$(6,107)	$3,224	$(170)	$(11,588)
13. Income Taxes
For the three months ended September 30, 2026, our effective tax rate was 32.9% as we recognized income tax expense of $13.9 million on income of $42.3 million. The effective tax rate of 32.9% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible expense items and the inability to recognize tax benefits related to certain foreign and capital losses.
For the three months ended September 30, 2025, our effective tax rate was 28.7% as we recognized income tax expense of $12.2 million on income of $42.6 million. The effective tax rate of 28.7% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible expense items.
For the nine months ended September 30, 2026, our effective tax rate was 26.2% as we recognized income tax expense of $29.4 million on income of $112.3 million. The effective tax rate of 26.2% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible expense items and the inability to recognize tax benefits related to certain foreign and capital losses. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2026 and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability.
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
Guarantees
Guarantees in the form of letters of credit totaling $0.4 million were outstanding at both September 30, 2026 and December 31, 2025, which are used as security deposits for our office facilities.
In connection with certain business acquisitions, we may be required to pay post-closing consideration to the sellers if specific financial performance targets are met over a number of years as specified in the related purchase agreements. In connection with our second quarter 2026 business combination, we may be required to pay post-closing consideration to the sellers up to $11.6 million over a two-year term if specific revenues before reimbursable expenses targets are met. As of September 30, 2026 and December 31, 2025, the total estimated fair value of our outstanding contingent consideration liabilities was $27.9 million and $23.3 million, respectively. The remaining aggregate maximum amount of contingent consideration that may be paid is $44.3 million, which is payable, if earned, on a staggered basis through December 31, 2028. See Note 11 “Fair Value of Financial Instruments” for additional information on our contingent consideration liabilities.
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
Segment operating income consists of the revenues generated by a segment, less operating expenses that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner, as well as

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)
other gains and losses, restructuring charges, depreciation and amortization, and interest expense that are not attributable to a particular segment. The administrative function costs include corporate office support costs, office facility costs, costs related to accounting and finance, human resources, legal, marketing, information technology, and company-wide business development functions, as well as costs related to overall corporate management.
The table below sets forth information about our reportable segments for the three and nine months ended September 30, 2026 and 2025, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements. We do not present financial information by geographic area because the financial results of our international operations are not significant to our consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Healthcare:
Revenues before reimbursable expenses	$255,761	$219,541	$713,265	$615,853
Reimbursable expenses	4,486	4,811	13,019	15,091
Total revenues	260,247	224,352	726,284	630,944
Operating expenses:
Direct costs	165,962	139,210	464,663	395,281
Reimbursable expenses	4,486	4,811	13,019	15,091
Selling, general and administrative expenses	10,294	10,499	31,748	31,677
Depreciation and amortization	1,563	1,674	4,833	4,809
Other segment items(1)	41	401	265	362
Total segment operating expenses	182,346	156,595	514,528	447,220
Segment operating income	$77,901	$67,757	$211,756	$183,724

Education:
Revenues before reimbursable expenses	$137,985	$129,424	$404,828	$381,473
Reimbursable expenses	2,803	2,450	7,759	7,103
Total revenues	140,788	131,874	412,587	388,576
Operating expenses:
Direct costs	87,704	86,750	270,420	264,099
Reimbursable expenses	2,803	2,450	7,759	7,103
Selling, general and administrative expenses	8,017	7,986	23,585	25,190
Depreciation and amortization	1,782	1,162	4,763	3,277
Other segment items(1)	271	293	855	285
Total segment operating expenses	100,577	98,641	307,382	299,954
Segment operating income	$40,211	$33,233	$105,205	$88,622

Commercial:
Revenues before reimbursable expenses	$88,772	$83,396	$273,773	$233,230
Reimbursable expenses	1,644	1,662	5,616	4,430
Total revenues	90,416	85,058	279,389	237,660
Operating expenses:
Direct costs	70,168	62,712	207,537	176,105
Reimbursable expenses	1,644	1,662	5,616	4,430
Selling, general and administrative expenses	5,967	6,395	18,644	18,463
Depreciation and amortization	6	236	78	708
Other segment items(1)	321	394	556	492

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment operating expenses	78,106	71,399	232,431	200,198
Segment operating income	$12,310	$13,659	$46,958	$37,462

Total Huron:
Revenues before reimbursable expenses	$482,518	$432,361	$1,391,866	$1,230,556
Reimbursable expenses	8,933	8,923	26,394	26,624
Total revenues	$491,451	$441,284	$1,418,260	$1,257,180

Segment operating income	$130,422	$114,649	$363,919	$309,808
Items not allocated at the segment level:
Unallocated corporate expenses	58,722	56,549	184,122	163,201
Other losses (gains)	4,900	—	12,590	(71)
Restructuring charges	595	2,432	625	4,279
Depreciation and amortization	7,375	5,668	20,921	14,013
Operating income	58,830	50,000	145,661	128,386
Other expense, net	(16,509)	(7,354)	(33,366)	(36,580)
Income before taxes	$42,321	$42,646	$112,295	$91,806
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenues by Capability	2026	2025	2026	2025
Healthcare:
Consulting and Managed Services	$196,868	$168,306	$549,849	$465,487
Digital	63,379	56,046	176,435	165,457
Total revenues	$260,247	$224,352	$726,284	$630,944
Education:
Consulting and Managed Services	$63,769	$67,911	$194,016	$200,920
Digital	77,019	63,963	218,571	187,656
Total revenues	$140,788	$131,874	$412,587	$388,576
Commercial:
Consulting and Managed Services	$32,053	$25,745	$105,960	$59,062
Digital	58,363	59,313	173,429	178,598
Total revenues	$90,416	$85,058	$279,389	$237,660
Total Huron:
Consulting and Managed Services	$292,690	$261,962	$849,825	$725,469
Digital	198,761	179,322	568,435	531,711
Total revenues	$491,451	$441,284	$1,418,260	$1,257,180

HURON CONSULTING GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues before Reimbursable Expenses by Capability	2026	2025	2026	2025
Healthcare:
Consulting and Managed Services	$193,381	$164,367	$540,022	$453,496
Digital	62,380	55,174	173,243	162,357
Total revenues before reimbursable expenses	$255,761	$219,541	$713,265	$615,853
Education:
Consulting and Managed Services	$62,544	$66,458	$190,589	$197,331
Digital	75,441	62,966	214,239	184,142
Total revenues before reimbursable expenses	$137,985	$129,424	$404,828	$381,473
Commercial:
Consulting and Managed Services	$31,624	$25,494	$104,476	$58,535
Digital	57,148	57,902	169,297	174,695
Total revenues before reimbursable expenses	$88,772	$83,396	$273,773	$233,230
Total Huron:
Consulting and Managed Services	$287,549	$256,319	$835,087	$709,362
Digital	194,969	176,042	556,779	521,194
Total revenues before reimbursable expenses	$482,518	$432,361	$1,391,866	$1,230,556
For the three and nine months ended September 30, 2026 and 2025, substantially all of our revenues were recognized over time. During the three and nine months ended September 30, 2026 and 2025, no single client generated greater than 10% of our consolidated total revenues. At September 30, 2026, one client in our Healthcare segment accounted for 11.1% of our combined receivables from clients, net and unbilled services, net balance as we are not yet entitled to bill performance-based fees in accordance with the contract terms and as a result of outstanding invoices due in the normal course of the contract payment terms. At December 31, 2025, no single client accounted for greater than 10% of our combined balance of receivables from clients, net and unbilled services, net.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Huron,” “Company,” “we,” “us” and “our” refer to Huron Consulting Group Inc. and its subsidiaries.
Statements in this Quarterly Report on Form 10-Q that are not historical in nature, including those concerning the Company’s current expectations about its future results, are “forward-looking” statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by words such as “may,” “should,” “expects,” “provides,” “anticipates,” “assumes,” “can,” “will,” “meets,” “could,” “likely,” “intends,” “might,” “predicts,” “seeks,” “would,” “believes,” “confidence,” “estimates,” “plans,” “positions,” “continues,” “goals,” “guidance,” or “outlook,” or similar expressions. These forward-looking statements reflect our current expectations about our future requirements and needs, results, levels of activity, performance, or achievements. Some of the factors that could cause actual results to differ materially from the forward-looking statements contained herein include, without limitation: failure to achieve expected utilization rates, billing rates, and the necessary number of revenue-generating professionals; our ability to realize the expected benefits and potential opportunities of artificial intelligence (AI); inability to expand or adjust our service offerings in response to market demands; our dependence on renewal of client-based services; dependence on new business and retention of current clients and qualified personnel; failure to maintain third-party provider relationships and strategic alliances; inability to license technology to and from third parties; the impairment of goodwill; various factors related to income and other taxes; difficulties in successfully integrating the businesses we acquire and achieving expected benefits from such acquisitions; risks relating to privacy, information security, and related laws and standards; and a general downturn or volatility in market conditions, including as a result of current global trade tensions and/or tariffs. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, among others, those described under Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 that may cause actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements as a result of new information or future events, or for any other reason.
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
Segment Results
Segment operating income consists of the revenues generated by a segment, less operating expenses that are incurred directly by the segment. Unallocated corporate expenses not allocated at the segment level include costs related to administrative functions that are performed in a centralized manner, as well as other gains and losses, restructuring charges, depreciation and amortization, and interest expense that are not attributable to a particular segment. The administrative function costs include corporate office support costs, office facility costs, costs related to accounting and finance, human resources, legal, marketing, information technology, and company-wide business development functions, and costs related to overall corporate management.

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
RESULTS OF OPERATIONS
Executive Highlights
Highlights from the third quarter of 2026 include the following:
•Revenues before reimbursable expenses (RBR) increased $50.2 million, or 11.6%, to $482.5 million for the third quarter of 2026 from $432.4 million for the third quarter of 2025.
•Net income as a percentage of total revenues was 5.8% for the third quarter of 2026, compared to 6.9% for the third quarter of 2025. Results for the third quarter of 2026 include a $5.9 million non-cash credit-related loss on our convertible debt investment in a third-party.
•Adjusted EBITDA as a percentage of RBR increased to 16.0% for the third quarter of 2026, compared to 15.6% for the third quarter of 2025.
•Diluted earnings per share increased 2.3% to $1.75 for the third quarter of 2026 from $1.71 for the third quarter of 2025. Results for the third quarter of 2026 include the non-cash credit-related loss on our convertible debt investment, which had an unfavorable $0.36 impact on diluted earnings per share for the period.
•Adjusted diluted earnings per share increased 24.8% to $2.62 for the third quarter of 2026, compared to $2.10 for the third quarter of 2025.
•Returned $234.9 million to shareholders in the first nine months of 2026 by repurchasing 1,726,127 shares of our common stock.
RBR increased $50.2 million, or 11.6%, to $482.5 million for the third quarter of 2026 from $432.4 million for the third quarter of 2025. This growth reflects strength in demand across all three of our operating segments and across both the Consulting and Managed Services and Digital capabilities. The increase includes $21.1 million of incremental RBR from our acquisitions completed since June 30, 2025. Excluding the $21.1 million of incremental RBR from our acquisitions, RBR grew 6.7% organically.
RBR within our Consulting and Managed Services capability increased $31.2 million, or 12.2%, in the third quarter of 2026 to $287.5 million, compared to $256.3 million in the third quarter of 2025; and reflected strengthened demand in our Healthcare and Commercial segments. The increase includes $17.8 million of incremental RBR from our acquisitions of RelateCare and WP&C. The utilization rate within our Consulting capability increased to 76.2% in the third quarter of 2026, compared to 73.7% in the third quarter of 2025.
RBR within our Digital capability increased $18.9 million, or 10.8%, in the third quarter of 2026 to $195.0 million, compared to $176.0 million in the third quarter of 2025; and reflected an increase in RBR in our Education and Healthcare segments. The increase includes $3.3 million of incremental RBR from our acquisition of AXIOM. The utilization rate within our Digital capability increased to 81.2% in the third quarter of 2026, compared to 77.1% in the third quarter of 2025.
Our total number of revenue-generating professionals, excluding Managed Services professionals, slightly increased 1.1% to 5,324 as of September 30, 2026, compared to 5,265 as of September 30, 2025. The number of Managed Services professionals increased 103.7% to 4,216 as of September 30, 2026 from 2,070 as of September 30, 2025. This increase includes our acquisition of RelateCare in June 2026, which added approximately 1,100 Managed Services professionals at the time of acquisition. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services as employee compensation costs are the most significant portion of our operating expenses.
Net income decreased $2.0 million, or 6.6%, to $28.4 million for the three months ended September 30, 2026 from $30.4 million for the same period last year. The third quarter of 2026 includes the $5.9 million non-cash credit-related loss on our convertible debt investment in a third-party. Diluted earnings per share for the third quarter of 2026 increased 2.3% to $1.75 from $1.71 for the third quarter of 2025 driven by a reduction in diluted shares outstanding as a result of share repurchases made under our share repurchase plan; partially offset by the decrease in net income. The non-cash credit-related loss recognized in the third quarter of 2026 had an unfavorable $0.36 impact on diluted earnings per share for the period. Adjusted diluted earnings per share increased 24.8% to $2.62 for the third quarter of 2026, compared to $2.10 for the third quarter of 2025.
Adjusted EBITDA increased $9.9 million, or 14.7%, to $77.3 million, or 16.0% of RBR, for the third quarter of 2026, compared to $67.4 million, or 15.6% of RBR, for the same period last year.
In the first nine months of 2026, we deployed $234.9 million of capital to repurchase 1,726,127 shares of our common stock, representing 10.0% of our common stock outstanding as of December 31, 2025.
Summary of Results
The following tables set forth, for the periods indicated, selected segment and consolidated operating results and other operating data, including non-GAAP financial measures.

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Healthcare:
Revenues before reimbursable expenses	$255,761	$219,541	$713,265	$615,853
Operating income	$77,901	$67,757	$211,756	$183,724
Segment operating income as a percentage of segment RBR	30.5%	30.9%	29.7%	29.8%
Education:
Revenues before reimbursable expenses	$137,985	$129,424	$404,828	$381,473
Operating income	$40,211	$33,233	$105,205	$88,622
Segment operating income as a percentage of segment RBR	29.1%	25.7%	26.0%	23.2%
Commercial:
Revenues before reimbursable expenses	$88,772	$83,396	$273,773	$233,230
Operating income	$12,310	$13,659	$46,958	$37,462
Segment operating income as a percentage of segment RBR	13.9%	16.4%	17.2%	16.1%
Total Huron:
Revenues before reimbursable expenses	$482,518	$432,361	$1,391,866	$1,230,556
Reimbursable expenses	8,933	8,923	26,394	26,624
Total revenues	$491,451	$441,284	$1,418,260	$1,257,180

Items not allocated at the segment level:
Unallocated corporate expenses	58,722	56,549	184,122	163,201
Other losses (gains)	4,900	—	12,590	(71)
Restructuring charges	595	2,432	625	4,279
Depreciation and amortization	7,375	5,668	20,921	14,013
Operating income	58,830	50,000	145,661	128,386
Other expense, net	(16,509)	(7,354)	(33,366)	(36,580)
Income before taxes	42,321	42,646	112,295	91,806
Income tax expense	13,918	12,226	29,411	17,420
Net income	$28,403	$30,420	$82,884	$74,386
Earnings per share:
Basic	$1.78	$1.75	$5.06	$4.25
Diluted	$1.75	$1.71	$4.96	$4.13
Other Operating Data:
Number of revenue-generating professionals by segment (at period end):
Healthcare(2)	1,712	1,582	1,712	1,582
Education(3)	1,044	1,187	1,044	1,187

Segment and Consolidated Operating Results (in thousands, except per share amounts):	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial (1)(2)	2,568	2,496	2,568	2,496
Total (excluding Managed Services)	5,324	5,265	5,324	5,265
Managed Services(3)(4)	4,216	2,070	4,216	2,070
Total	9,540	7,335	9,540	7,335

Revenues before reimbursable expenses by capability:
Consulting and Managed Services(3)(5)	$287,549	$256,319	$835,087	$709,362
Digital	194,969	176,042	556,779	521,194
Total	$482,518	$432,361	$1,391,866	$1,230,556
Number of revenue-generating professionals by capability (at period end):
Consulting(3)	2,131	2,160	2,131	2,160
Managed Services(3)(4)	4,216	2,070	4,216	2,070
Digital	3,193	3,105	3,193	3,105
Total	9,540	7,335	9,540	7,335

Utilization rate by capability(6):
Consulting	76.2%	73.7%	77.3%	74.9%
Digital	81.2%	77.1%	79.3%	77.7%

(1)    The majority of our revenue-generating professionals within our Commercial segment can provide services across all of our industries, including healthcare and education, and the related costs of these professionals are allocated to each of the segments.
(2)    During the first quarter of 2026, we reclassified the revenue-generating professionals within one of Commercial's Digital offerings to the same Digital offering within Healthcare as these revenue-generating professionals primarily provide services to clients in the healthcare industry. This reclassification had no impact on the total Huron headcount or RBR reported for any period.
The number of revenue-generating professionals within this offering as of December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025 was 190, 158, 154, 154, and 145, respectively. The prior period headcount reported by segment in the table above has been revised for consistent presentation.
(3)    During the first quarter of 2026, we reclassified one of the offerings within Education's Managed Services capability to Education's Consulting capability. This reclassification had no impact on the total Huron headcount or RBR reported for any period.
The number of revenue-generating professionals within this offering as of December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025 was 23, 22, 23, 21 and 21, respectively. The prior period headcount reported by segment and by capability in the table above has been revised for consistent presentation. The prior period Education Managed Services capability headcount in footnote (4) below has been revised for consistent presentation.
RBR generated by this offering during the quarters ended March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025 was $1.8 million, $1.4 million, $1.8 million, and $1.6 million, respectively, and during the years ended December 31, 2024 and 2025 was $7.3 million and $6.6 million, respectively. This reclassification did not impact the total Education Consulting and Managed Services RBR reported for any period, and the prior period Education Managed Services capability RBR in footnote (5) below has been revised for consistent presentation.
(4)    We have separately presented the total number of revenue-generating professionals within our Managed Services capabilities of our Healthcare and Education segments. Our Healthcare Managed Services professionals provide revenue cycle, clinical and patient access services from patient scheduling and clinical triage through billing and collections. Our Education Managed Services professionals provide research administration managed services and outsourcing at our education and research-focused clients.
The number of Managed Services professionals within our Healthcare segment was 4,091 and 1,977 as of September 30, 2026 and 2025, respectively. This increase includes our acquisition of RelateCare in the second quarter of 2026, which added approximately 1,100 Managed Services professionals.
The number of Managed Services professionals within our Education segment was 125 and 93 as of September 30, 2026 and 2025, respectively.
(5)    Managed Services capability RBR within our Healthcare segment was $48.9 million and $25.0 million for the three months ended September 30, 2026 and 2025, respectively; and $109.4 million and $64.3 million for the nine months ended September 30, 2026 and 2025, respectively.
Managed Services capability RBR within our Education segment was $7.4 million and $5.9 million for the three months ended September 30, 2026 and 2025, respectively; and $20.2 million and $17.4 million for the nine months ended September 30, 2026 and 2025, respectively.

(6)    Utilization rates are presented for our revenue-generating professionals who primarily bill on an hourly basis. We do not present utilization rates for our Managed Services professionals as most of the revenues generated by these employees are not billed on an hourly basis.
Non-GAAP Financial Measures
Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues before reimbursable expenses	$482,518	$432,361	$1,391,866	$1,230,556
Reimbursable expenses	8,933	8,923	26,394	26,624
Total revenues	$491,451	$441,284	$1,418,260	$1,257,180
Net income	$28,403	$30,420	$82,884	$74,386
Net income as a percentage of total revenues	5.8%	6.9%	5.8%	5.9%
Add back:
Income tax expense	13,918	12,226	29,411	17,420
Interest expense, net of interest income	12,218	11,009	33,048	25,937
Depreciation and amortization	11,033	8,961	31,399	23,428
EBITDA	65,572	62,616	176,742	141,171
Add back:
Restructuring charges	1,228	3,521	2,301	5,419
Other losses (gains)	4,900	—	12,590	(71)
Transaction-related expenses	758	2,354	3,449	7,240
Unrealized losses on long-term investments, net	5,928	—	7,100	16,139
Gain on sale of business	—	—	(303)	—
Foreign currency transaction gains, net	(1,050)	(1,056)	(1,313)	(393)
Adjusted EBITDA	$77,336	$67,435	$200,566	$169,505
Adjusted EBITDA as a percentage of revenues before reimbursable expenses	16.0%	15.6%	14.4%	13.8%
Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$28,403	$30,420	$82,884	$74,386
Weighted average shares - diluted	16,265	17,794	16,703	18,024
Diluted earnings per share	$1.75	$1.71	$4.96	$4.13
Add back:
Amortization of intangible assets	3,958	3,522	11,798	7,860
Restructuring charges	1,228	3,521	2,301	5,419
Other losses (gains)	4,900	—	12,590	(71)
Transaction-related expenses	758	2,354	3,449	7,240
Unrealized losses on long-term investments, net	5,928	—	7,100	16,139
Gain on sale of business	—	—	(303)	—
Tax effect of adjustments	(2,533)	(2,443)	(6,899)	(8,827)
Total adjustments, net of tax	14,239	6,954	30,036	27,760
Adjusted net income	$42,642	$37,374	$112,920	$102,146
Adjusted weighted average shares - diluted	16,265	17,794	16,703	18,024
Adjusted diluted earnings per share	$2.62	$2.10	$6.76	$5.67

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenues before Reimbursable Expenses (RBR)
Revenues before reimbursable expenses (RBR) by segment and capability for the three months ended September 30, 2026 and 2025 were as follows:

Revenues before Reimbursable Expenses (in thousands)	Three Months Ended September 30,		Increase / (Decrease)
	2026	2025	$	%
Segment:
Healthcare	$255,761	$219,541	$36,220	16.5%
Education	137,985	129,424	8,561	6.6%
Commercial	88,772	83,396	5,376	6.4%
Total revenues before reimbursable expenses	$482,518	$432,361	$50,157	11.6%

Capability:
Consulting and Managed Services	$287,549	$256,319	$31,230	12.2%
Digital	194,969	176,042	18,927	10.8%
Total revenues before reimbursable expenses	$482,518	$432,361	$50,157	11.6%
RBR increased $50.2 million, or 11.6%, to $482.5 million for the third quarter of 2026 from $432.4 million for the third quarter of 2025. This growth reflects strength in demand across all three of our operating segments and across both the Consulting and Managed Services and Digital capabilities. The increase includes $21.1 million of incremental RBR from our acquisitions completed since June 30, 2025. Excluding the $21.1 million of incremental RBR from our acquisitions, RBR grew 6.7% organically. Additional information on our RBR by segment follows.
•Healthcare RBR increased $36.2 million, or 16.5%, which reflects $16.7 million of incremental RBR from our acquisitions of RelateCare and AXIOM, as well as strengthened demand for our healthcare managed services, performance improvement, and financial advisory solutions within our Consulting and Managed Services capability, and strengthened demand for our technology and analytics services within our Digital capability.
The number of revenue-generating professionals, excluding Managed Services professionals, within our Healthcare segment grew 8.2% to 1,712 as of September 30, 2026, compared to 1,582 as of September 30, 2025. Our acquisition of AXIOM added approximately 40 revenue-generating professionals in 2025. The number of Managed Services revenue-generating professionals within our Healthcare segment grew to 4,091 as of September 30, 2026 from 1,977 as of September 30, 2025. This increase includes our acquisition of RelateCare in the second quarter of 2026, which added approximately 1,100 Managed Services professionals.
•Education RBR increased $8.6 million, or 6.6%, driven by strengthened demand for our technology and analytics services and software products within our Digital capability and education managed services within our Consulting and Managed Services capability; partially offset by a decrease in RBR from our education and research consulting solution within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Education segment, excluding Managed Services professionals, decreased 12.0% to 1,044 as of September 30, 2026, compared to 1,187 as of September 30, 2025.
•Commercial RBR increased $5.4 million, or 6.4%, which reflects $4.3 million of incremental RBR primarily from our acquisition of WP&C and strengthened demand for our strategy solution within our Consulting and Managed Services capability.
The number of revenue-generating professionals within our Commercial segment, the majority of which provide services across all of our industries, grew 2.9% to 2,568 as of September 30, 2026, compared to 2,496 as of September 30, 2025.

Operating Expenses
Operating expenses for the third quarter of 2026 increased $41.3 million, or 10.6%, over the third quarter of 2025.
Operating expenses and operating expenses as a percentage of revenues before reimbursable expenses (RBR) were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues before reimbursable expenses)	Three Months Ended September 30,				Increase / (Decrease)
	2026		2025
Direct costs	$324,080	67.2%	$288,803	66.8%	$35,277
Reimbursable expenses	8,933	1.9%	8,923	2.1%	10
Selling, general and administrative expenses	82,754	17.2%	81,296	18.8%	1,458
Other losses	4,900	1.0%	—	—%	4,900
Restructuring charges	1,228	0.3%	3,521	0.8%	(2,293)
Depreciation and amortization	10,726	2.2%	8,741	2.0%	1,985
Total operating expenses	$432,621	89.7%	$391,284	90.5%	$41,337
Direct Costs
Direct costs increased $35.3 million, or 12.2%, to $324.1 million for the third quarter of 2026 from $288.8 million for the third quarter of 2025. The $35.3 million increase primarily related to a $35.7 million increase in compensation costs for our revenue-generating professionals and a $1.8 million increase in contractor expenses; partially offset by a $1.7 million decrease in technology costs. The increase in compensation costs reflects our investment to grow our talented team to meet increased market demand and is primarily attributable to a $34.4 million increase in salaries and related expenses, driven by recent acquisitions, hiring to support the overall increase in demand for our services, and annual salary increases that went into effect in the first quarter of 2026, and a $1.3 million increase in signing, retention and other bonus expense. As a percentage of RBR, direct costs increased to 67.2% during the third quarter of 2026, compared to 66.8% during the third quarter of 2025. This increase was primarily due to the increase in salaries and related expenses for our revenue-generating professionals, as a percentage of RBR; partially offset by decreases in performance bonus expense for our revenue-generating professionals and technology costs.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.5 million, or 1.8%, to $82.8 million in the third quarter of 2026 from $81.3 million in the third quarter of 2025. The $1.5 million increase related to a $1.7 million increase in software and data hosting expenses, a $1.3 million increase in salaries and related expenses for our support personnel, and a $1.1 million increase in performance bonus expense; partially offset by a $2.9 million decrease in deferred compensation expense attributable to the change in market value of our deferred compensation liability. The decrease in deferred compensation expense is offset by a decrease in the gain recognized for the change in the market value of investments that are used to fund our deferred compensation liability and recognized in other income (expense), net. As a percentage of RBR, selling, general and administrative expenses decreased to 17.2% during the third quarter of 2026, compared to 18.8% during the third quarter of 2025, which was primarily driven by the decrease in our deferred compensation expense attributable to the change in market value of our deferred compensation liability and revenue growth that outpaced the increase in salaries and related expenses for our support personnel.
Other Losses
Other losses totaled $4.9 million in the third quarter of 2026 and consisted of remeasurement losses to increase the fair value of our contingent consideration liabilities related to business combinations. There were no other losses or gains recognized in the third quarter of 2025.
See Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.
Restructuring Charges
Restructuring charges for the third quarter of 2026 were $1.2 million, compared to $3.5 million for the third quarter of 2025. The $1.2 million of restructuring charges recognized in the third quarter of 2026 included $0.6 million of severance-related expenses and $0.5 million of rent and related expenses, net of sublease income, for our previously vacated office spaces.

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
Depreciation and Amortization
Depreciation and amortization expense increased $2.0 million, or 22.7%, to $10.7 million in the third quarter of 2026, compared to $8.7 million in the third quarter of 2025. The $2.0 million increase in depreciation and amortization expense was primarily attributable to increases in amortization of internally developed software and depreciation of leasehold improvements for certain office spaces.
Operating Income
Operating income increased $8.8 million, or 17.7%, to $58.8 million in the third quarter of 2026 from $50.0 million in the third quarter of 2025. Operating margin, which is defined as operating income expressed as a percentage of revenues before reimbursable expenses (RBR) was 12.2% for the three months ended September 30, 2026, compared to 11.6% for the three months ended September 30, 2025.
Operating income and operating margin for each of our segments as well as unallocated corporate expenses were as follows:

Segment Operating Income (in thousands, except operating margin percentages)	Three Months Ended September 30,				Increase / (Decrease)
	2026		2025
Healthcare	$77,901	30.5%	$67,757	30.9%	$10,144
Education	$40,211	29.1%	$33,233	25.7%	$6,978
Commercial	$12,310	13.9%	$13,659	16.4%	$(1,349)

Unallocated Corporate Expenses (in thousands)
Unallocated corporate expenses	$58,722		$56,549		$2,173
•Healthcare operating income increased $10.1 million, or 15.0%, primarily due to the increase in RBR, as well as a decrease in salaries and related expenses for our support personnel; partially offset by increases in compensation costs for our revenue-generating professionals and contractor expenses. The increase in compensation costs for our revenue-generating professionals was primarily due to an increase in headcount, partially driven by our acquisition of RelateCare and annual salary increases that went into effect in the first quarter of 2026; partially offset by a decrease in performance bonus expense. Healthcare operating margin decreased to 30.5% from 30.9%, primarily driven by the increase in salaries and related expenses for our revenue-generating professionals, as a percentage of RBR; partially offset by the decreases in performance bonus expense for our revenue-generating professionals and salaries and related expenses for our support personnel.
•Education operating income increased $7.0 million, or 21.0%, primarily due to the increase in RBR; partially offset by an increase in compensation costs for our revenue-generating professionals. The increase in compensation costs for our revenue-generating professionals was primarily driven by annual salary increases that went into effect in the first quarter of 2026. Education operating margin increased to 29.1% from 25.7%, primarily driven by revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals and decreases in salaries and related expenses for our support personnel and technology costs.
•Commercial operating income decreased $1.3 million, or 9.9%, primarily due to an increase in compensation costs for our revenue-generating professionals; partially offset by the increase in RBR and a decrease in contractor expenses. The increase in compensation costs for our revenue-generating professionals was primarily driven by increases in performance bonus expense, annual salary increases that went into effect in the first quarter of 2026, signing, retention and other bonus expense, and share-based compensation expense. Commercial operating margin decreased to 13.9% from 16.4%, primarily driven by the increases in performance bonus expense, signing, retention and other bonus expense, and share-based compensation expense for our revenue-generating professionals, as percentages of RBR; partially offset by decreases in contractor expenses and salaries and related expenses for our support personnel, as well as revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals.
•Unallocated corporate expenses increased $2.2 million, or 3.8%, primarily due to increases in compensation costs for our support personnel and software and data hosting expenses; partially offset by a decrease in legal expenses. The increase in compensation costs for our support personnel was primarily driven by annual salary increases that went into effect in the first quarter of 2026 and an increase in performance bonus expense; partially offset by a decrease in deferred compensation expense attributable to the change in the market value of our deferred compensation liability.

Other Income (Expense), Net
Interest expense, net of interest income increased $1.2 million to $12.2 million in the third quarter of 2026 from $11.0 million in the third quarter of 2025, which was primarily attributable to higher levels of borrowing under our senior secured credit facility during the third quarter of 2026 compared to the third quarter of 2025. See “Liquidity and Capital Resources” below and Note 8 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other income (expense), net totaled expense of $4.3 million in the third quarter of 2026, compared to income of $3.7 million in the third quarter of 2025. In the third quarter of 2026, we recognized a $5.9 million loss resulting from an increase to the credit allowance recognized on our convertible debt investment in a third-party and a $0.3 million loss on the market value of our investments that are used to fund our deferred compensation liability. These losses were partially offset by $1.1 million of foreign currency transaction gains and a $0.9 million realized gain related to the life insurance policies that are used to fund our deferred compensation liability. In the third quarter of 2025, we recognized a $2.6 million gain for the market value of our deferred compensation investments and $1.1 million of foreign currency transaction gains. The change in the market value of our investments that are used to fund our deferred compensation liability are offset with deferred compensation expense which is recognized as a component of selling, general and administrative expenses on our consolidated statements of operations.
See Note 10 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our foreign exchange forward contracts and Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our convertible debt and equity investments.
Income Tax Expense
For the three months ended September 30, 2026, our effective tax rate was 32.9% as we recognized income tax expense of $13.9 million on income of $42.3 million. The effective tax rate of 32.9% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible expense items and the inability to recognize tax benefits related to certain foreign and capital losses.
For the three months ended September 30, 2025, our effective tax rate was 28.7% as we recognized income tax expense of $12.2 million on income of $42.6 million. The effective tax rate of 28.7% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible expense items.
Net Income and Earnings per Share
Net income decreased $2.0 million, or 6.6%, to $28.4 million for the three months ended September 30, 2026 from $30.4 million for the same period last year. The third quarter of 2026 includes a $5.9 million non-cash loss resulting from the increase to the credit allowance recognized on our convertible debt investment in a third-party. Diluted earnings per share for the third quarter of 2026 increased to $1.75 from $1.71 for the third quarter of 2025 driven by a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan; partially offset by the decrease in net income. The non-cash credit-related loss had an unfavorable $0.36 impact on diluted earnings per share during third quarter of 2026.
EBITDA and Adjusted EBITDA
EBITDA increased $3.0 million, or 4.7%, to $65.6 million for the third quarter of 2026 from $62.6 million for the third quarter of 2025. The increase in EBITDA was primarily attributable to the increases in Healthcare and Education segment operating income, excluding segment depreciation and amortization, and the decrease in restructuring charges. These increases to EBITDA were partially offset by the increase to the credit allowance recognized on our convertible debt investment in a third-party; the increase of remeasurement losses to increase the fair value of our contingent consideration liabilities; the decrease in Commercial segment operating income, excluding segment depreciation and amortization; and the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability.
Adjusted EBITDA increased $9.9 million, or 14.7%, to $77.3 million in the third quarter of 2026 from $67.4 million in the third quarter of 2025. The increase in adjusted EBITDA was primarily attributable to the increases in Healthcare and Education segment operating income, excluding segment depreciation and amortization and segment restructuring charges; partially offset by the increase in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability and transaction-related expenses, and the decrease in Commercial segment operating income, excluding segment depreciation and amortization.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $5.3 million, or 14.1%, to $42.6 million in the third quarter of 2026, compared to $37.4 million in the third quarter of 2025. As a result of the increase in adjusted net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, adjusted diluted earnings per share increased to $2.62 for the third quarter of 2026, compared to $2.10 for the third quarter of 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenues before Reimbursable Expenses (RBR)
Revenues before reimbursable expenses (RBR) by segment and capability for the nine months ended September 30, 2026 and 2025 were as follows:

Revenues before Reimbursable Expenses (in thousands)	Nine Months Ended September 30,		Increase / (Decrease)
	2026	2025	$	%
Segment:
Healthcare	$713,265	$615,853	$97,412	15.8%
Education	404,828	381,473	23,355	6.1%
Commercial	273,773	233,230	40,543	17.4%
Total revenues before reimbursable expenses	$1,391,866	$1,230,556	$161,310	13.1%

Capability:
Consulting and Managed Services	$835,087	$709,362	$125,725	17.7%
Digital	556,779	521,194	35,585	6.8%
Total revenues before reimbursable expenses	$1,391,866	$1,230,556	$161,310	13.1%
RBR increased $161.3 million, or 13.1%, to $1.39 billion for the first nine months of 2026 from $1.23 billion for the first nine months of 2025. This growth reflects strength in demand across all three of our operating segments and across both the Consulting and Managed Services and Digital capabilities. The increase includes $59.8 million of incremental RBR from our acquisitions completed since December 31, 2024. Excluding the $59.8 million of incremental RBR from our acquisitions, RBR grew 8.2% organically. Additional information on our RBR by segment follows.
•Healthcare RBR increased $97.4 million, or 15.8%, which reflects $34.1 million of incremental RBR from our acquisitions of RelateCare, Eclipse Insights, and AXIOM, as well as strengthened demand for our healthcare managed services, performance improvement, financial advisory, and strategy solutions within our Consulting and Managed Services capability and technology and analytics services within our Digital capability; partially offset by a decrease in RBR from our software products within our Digital capability.
The number of revenue-generating professionals, excluding Managed Services professionals, within our Healthcare segment grew 8.2% to 1,712 as of September 30, 2026, compared to 1,582 as of September 30, 2025. Our acquisition of AXIOM added approximately 40 revenue-generating professionals in 2025. The number of Managed Services revenue-generating professionals within our Healthcare segment grew to 4,091 as of September 30, 2026 from 1,977 as of September 30, 2025. This increase includes our acquisition of RelateCare in the second quarter of 2026, which added approximately 1,100 Managed Services professionals.
•Education RBR increased $23.4 million, or 6.1%, driven by strengthened demand for our technology and analytics services and software products within our Digital capability and education managed services within our Consulting and Managed Services capability; partially offset by a decrease in RBR from our education and research consulting solution within our Consulting and Managed Services capability. RBR in the first nine months of 2026 included $1.0 million of incremental RBR from our acquisitions of Advancement Resources and Halpin.
The number of revenue-generating professionals within our Education segment, excluding Managed Services professionals, decreased 12.0% to 1,044 as of September 30, 2026, compared to 1,187 as of September 30, 2025.
•Commercial RBR increased $40.5 million, or 17.4%, which reflects $24.7 million of incremental RBR, primarily from our acquisitions of WP&C and Treliant and strengthened demand for our financial advisory and strategy solutions within our Consulting and Managed Services capability; partially offset by a decrease in RBR from our technology and analytics services within our Digital capability.
The number of revenue-generating professionals within our Commercial segment, the majority of which provide services across all of our industries, grew 2.9% to 2,568 as of September 30, 2026, compared to 2,496 as of September 30, 2025.

Operating Expenses
Operating expenses for the first nine months of 2026 increased $143.8 million, or 12.7%, over the first nine months of 2025.
Operating expenses and operating expenses as a percentage of revenues before reimbursable expenses were as follows:

Operating Expenses (in thousands, except amounts as a percentage of revenues before reimbursable expenses)	Nine Months Ended September 30,				Increase / (Decrease)
	2026		2025
Direct costs	$943,461	67.8%	$835,874	67.9%	$107,587
Reimbursable expenses	26,394	1.9%	26,618	2.2%	(224)
Selling, general and administrative expenses	257,258	18.5%	238,147	19.4%	19,111
Other losses (gains)	12,590	0.9%	(71)	—%	12,661
Restructuring charges	2,301	0.2%	5,419	0.4%	(3,118)
Depreciation and amortization	30,595	2.2%	22,807	1.9%	7,788
Total operating expenses	$1,272,599	91.4%	$1,128,794	91.7%	$143,805
Direct Costs
Direct costs increased $107.6 million, or 12.9%, to $943.5 million for the first nine months of 2026 from $835.9 million for the first nine months of 2025. The $107.6 million increase primarily related to a $107.2 million increase in compensation costs for our revenue-generating professionals, which reflects our investment to grow our talented team to meet increased market demand. The increase in compensation costs is primarily attributable to a $94.8 million increase in salaries and related expenses, driven by recent acquisitions, hiring to support the overall increase in demand for our services and annual salary increases that went into effect in the first quarter of 2026, a $10.6 million increase in performance bonus expense, and a $1.9 million increase in signing, retention and other bonus expense. Direct costs as a percentage of RBR remained relatively flat at 67.8% during the first nine months of 2026, compared to 67.9% during the first nine months of 2025.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $19.1 million, or 8.0%, to $257.3 million in the first nine months of 2026 from $238.1 million in the first nine months of 2025. The $19.1 million increase related to a $10.4 million increase in non-payroll costs and an $8.7 million increase in compensation costs for our support personnel. The $10.4 million increase in non-payroll costs was primarily driven by a $6.2 million increase in software and data hosting expenses, a $1.4 million increase in facilities expenses, a $1.1 million increase in practice administration and meetings expenses, and a $1.1 million increase in third-party professional fees; partially offset by a $1.5 million decrease in legal expenses. The $8.7 million increase in compensation costs for our support personnel was primarily driven by a $5.1 million increase in salaries and related expenses, a $2.2 million increase in performance bonus expense, and a $2.2 million increase in share-based compensation expense. As a percentage of RBR, selling, general and administrative expenses decreased to 18.5% during the first nine months of 2026, compared to 19.4% during the first nine months of 2025, which was primarily due to revenue growth that outpaced the increase in salaries and related expenses for our support personnel.
Other Losses (Gains)
Other losses (gains) totaled a loss of $12.6 million in the first nine months of 2026 compared to a gain of $0.1 million in the first nine months of 2025. The $12.6 million of other losses in the first nine months of 2026 consisted of remeasurement losses to increase the fair value of our contingent consideration liabilities related to business combinations. The $0.1 million of other gains in the first nine months of 2025 consisted of a remeasurement gain to decrease the fair value of a contingent consideration liability related to a business combination.
See Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on the fair value of contingent consideration liabilities.

Restructuring Charges
Restructuring charges for the first nine months of 2026 were $2.3 million, compared to $5.4 million for the first nine months of 2025. The $2.3 million of restructuring charges recognized in the first nine months of 2026 included $3.9 million of severance-related expenses and $2.2 million of rent and related expenses, net of sublease income, for our previously vacated office spaces, largely offset by $4.0 million of non-cash gains on lease modifications. In the first quarter of 2026, we entered into the Seventh Amendment to the office lease agreement for our principal executive offices in Chicago, Illinois, which, among other items, provides for the early termination of the lease with respect to certain leased spaces previously vacated. As a result of this modification, we recognized a $3.8 million non-cash gain on lease modification. Additionally, in the second quarter of 2026, we recorded a $0.2 million non-cash gain on lease modification on our office space in Hillsboro, Oregon. See Note 14 “Commitments, Contingencies and Guarantees” within the notes to our consolidated financial statements for additional information on the Seventh Amendment to the Chicago, Illinois office lease.
The $5.4 million of restructuring charges recognized in the first nine months of 2025 primarily consisted of $1.9 million of rent and related expenses, net of sublease income, for our previously vacated office spaces; $1.7 million of severance-related expenses; $1.1 million of accelerated depreciation and amortization on the related fixed asset and right-of-use operating lease assets recognized when we exited our office space in Pensacola, Florida; and a $0.7 million non-cash lease impairment charge driven by updated sublease assumptions for a previously vacated office space.
Depreciation and Amortization
Depreciation and amortization expense increased $7.8 million, or 34.1%, to $30.6 million for the first nine months of 2026, compared to $22.8 million for the first nine months of 2025. The $7.8 million increase in depreciation and amortization expense was attributable to increases in amortization of intangible assets acquired in business acquisitions, amortization of internally developed software, and depreciation of leasehold improvements for certain office spaces.
Operating Income
Operating income increased $17.3 million, or 13.5%, to $145.7 million in the first nine months of 2026 from $128.4 million in the first nine months of 2025. Operating margin, which is defined as operating income expressed as a percentage of revenues before reimbursable expenses (RBR) was 10.5% for the first nine months of 2026, compared to 10.4% for the first nine months of 2025.
Operating income and operating margin for each of our segments as well as unallocated corporate expenses were as follows:

Segment Operating Income (in thousands, except operating margin percentages)	Nine Months Ended September 30,				Increase / (Decrease)
	2026		2025
Healthcare	$211,756	29.7%	$183,724	29.8%	$28,032
Education	$105,205	26.0%	$88,622	23.2%	$16,583
Commercial	$46,958	17.2%	$37,462	16.1%	$9,496

Unallocated Corporate Expenses (in thousands)
Unallocated corporate expenses	$184,122		$163,201		$20,921
•Healthcare operating income increased $28.0 million, or 15.3%, primarily due to the increase in RBR, as well as a decrease in salaries and related expenses for our support personnel; partially offset by increases in compensation costs for our revenue-generating professionals, practice administration and meetings expenses, and contractor expenses. The increase in compensation costs for our revenue-generating professionals was primarily due to an increase in headcount, partially driven by our acquisition of RelateCare, and annual salary increases that went into effect in the first quarter of 2026; partially offset by a decrease in share-based compensation expense. Healthcare operating margin slightly decreased to 29.7% from 29.8%, primarily due to an increase in salaries and related expenses for our revenue-generating professionals, as a percentage of RBR; largely offset by decreases in performance bonus expense for our revenue-generating professionals and salaries and related expenses for our support personnel.
•Education operating income increased $16.6 million, or 18.7%, primarily due to the increase in RBR, as well as decreases in practice administration and meeting expenses and salaries and related expenses for our support personnel; partially offset by increases in compensation costs for our revenue-generating professionals, and amortization of internally developed software. The increase in compensation costs for our revenue-generating professionals was primarily driven by annual salary increases that went into effect in the first quarter of 2026, as well as an increase in performance bonus expense; partially offset by a decrease in share-based compensation expense. Education operating margin increased to 26.0% from 23.2%, primarily due to revenue growth that outpaced the increase in compensation costs for our revenue-generating professionals and the decreases in practice administration and meeting expenses and salaries and related expenses for our support personnel.

•Commercial operating income increased $9.5 million, or 25.3%, primarily due to the increase in RBR, as well as a decrease in contractor expenses; partially offset by an increase in compensation costs for our revenue-generating professionals. The increase in compensation costs for our revenue-generating professionals was primarily driven by annual salary increases that went into effect in the first quarter of 2026, as well as increases in performance bonus expense, share-based compensation expense, and signing, retention and other bonus expense. Commercial operating margin increased to 17.2% from 16.1%, primarily due to the decreases in contractor expenses and salaries and related expenses for our support personnel, as well as revenue growth that outpaced the increase in salaries and related expenses for our revenue-generating professionals; partially offset by increases in performance bonus expense and share-based compensation expense for our revenue-generating professionals, as percentages of RBR.
•Unallocated corporate expenses increased $20.9 million, or 12.8%, primarily due to increases in compensation costs for our support personnel and software and data hosting expenses; partially offset by a decrease in legal expenses. The increase in compensation costs for our support personnel was primarily driven by annual salary increases that went into effect in the first quarter of 2026, as well as increases in performance bonus expense and share-based compensation expense.
Other Income (Expense), Net
Interest expense, net of interest income increased $7.1 million to $33.0 million in the first nine months of 2026 from $25.9 million in the first nine months of 2025, which was primarily attributable to higher levels of borrowing under our senior secured credit facility during the first nine months of 2026 compared to the first nine months of 2025. See “Liquidity and Capital Resources” below and Note 8 “Financing Arrangements” within the notes to our consolidated financial statements for additional information about our senior secured credit facility.
Other expense, net totaled $0.3 million and $10.6 million in the first nine months of 2026 and 2025, respectively. In the first nine months of 2026, we recognized a net non-cash credit-related loss of $4.9 million resulting from the overall increase to the credit allowance recognized on our convertible debt investment in a third-party and a $2.2 million non-cash impairment charge on our equity investment in a hospital-at-home company. These losses were partially offset by a $4.2 million gain on the market value of our investments that are used to fund our deferred compensation liability, $1.3 million of foreign currency transaction gains, and a $0.9 million realized gain related to the life insurance policies that are used to fund our deferred compensation liability. In the first nine months of 2025, we recognized a non-cash credit-related loss of $11.1 million, resulting from the establishment of the credit allowance on our convertible debt investment in a third-party and non-cash impairment charges of $5.0 million on our equity investment in a hospital-at-home company; partially offset by a $5.0 million gain recognized on the market value of our investments that are used to fund our deferred compensation liability and $0.4 million of foreign currency transaction gains. The change in the market value of our investments that are used to fund our deferred compensation liability are offset with deferred compensation expense which is recognized as a component of selling, general and administrative expenses on our consolidated statements of operations.
See Note 10 “Derivative Instruments and Hedging Activity” within the notes to our consolidated financial statements for additional information on our foreign exchange forward contracts and Note 11 “Fair Value of Financial Instruments” within the notes to our consolidated financial statements for additional information on our convertible debt and equity investments.
Income Tax Expense
For the nine months ended September 30, 2026, our effective tax rate was 26.2% as we recognized income tax expense of $29.4 million on income of $112.3 million. The effective tax rate of 26.2% was less favorable than the statutory rate, inclusive of state income taxes, of 26.0%, primarily due to certain nondeductible expense items and the inability to recognize tax benefits related to certain foreign and capital losses. These unfavorable items were partially offset by a discrete tax benefit for share-based compensation awards that vested during the first quarter of 2026 and a tax benefit related to non-taxable gains on our investments used to fund our deferred compensation liability.
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

Net Income and Earnings per Share
Net income increased $8.5 million, or 11.4%, to $82.9 million for the nine months ended September 30, 2026 from $74.4 million for the same period last year. Net income for the nine months ended September 30, 2026 includes a net non-cash credit-related loss of $4.9 million resulting from the increase in the credit allowance recognized on our convertible debt investment in a third-party. Net income for the nine months ended September 30, 2025 includes the non-cash credit-related loss, net of tax, of $8.2 million resulting from the establishment of the credit allowance on our convertible debt investment in a third-party. Diluted earnings per share for the nine months ended September 30, 2026 increased to $4.96 compared to $4.13 for the nine months ended September 30, 2025; driven by the increase in net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan. The non-cash credit-related losses recognized in the first nine months of 2026 and 2025 had an unfavorable impact on diluted earnings per share of $0.29 and $0.46, respectively.
EBITDA and Adjusted EBITDA
EBITDA increased $35.6 million, or 25.2%, to $176.7 million for the nine months ended September 30, 2026 from $141.2 million for the nine months ended September 30, 2025. The increase in EBITDA was primarily attributable to the increase in segment operating income for all three of our segments, excluding segment depreciation and amortization, and decreases in the non-cash credit losses recognized on our convertible debt investment in a third-party, restructuring charges, and the non-cash impairment charges recognized on our equity investment in a hospital-at-home company. These increases to EBITDA were partially offset by the increases in unallocated corporate expenses, excluding the impact of the change in the market value of our deferred compensation liability, and the remeasurement losses to increase the fair value of our contingent consideration liabilities recognized in the first nine months of 2026.
Adjusted EBITDA increased $31.1 million, or 18.3%, to $200.6 million in the first nine months of 2026 from $169.5 million in the first nine months of 2025. The increase in adjusted EBITDA was primarily attributable to the increases in segment operating income for all three of our segments, excluding segment depreciation and amortization and segment restructuring charges; partially offset by the increase in unallocated corporate expenses, excluding the impacts of the change in the market value of our deferred compensation liability and transaction-related expenses.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income increased $10.8 million, or 10.5%, to $112.9 million in the first nine months of 2026 compared to $102.1 million in the first nine months of 2025. As a result of the increase in adjusted net income as well as a reduction in diluted shares outstanding resulting from share repurchases made under our share repurchase plan, adjusted diluted earnings per share increased to $6.76 for the nine months ended September 30, 2026, compared to $5.67 for the nine months ended September 30, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $25.6 million and $24.5 million at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, our primary sources of liquidity are cash on hand, cash flows from our U.S. operations, and borrowing capacity available under our credit facility.

	Nine Months Ended September 30,
Cash Flows (in thousands):	2026	2025
Net cash provided by operating activities	$15,329	$66,987
Net cash used in investing activities	(55,684)	(133,182)
Net cash provided by financing activities	41,685	68,247
Effect of exchange rate changes on cash	(220)	(74)
Net increase in cash and cash equivalents	$1,110	$1,978
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
Net cash provided by operating activities decreased by $51.7 million to $15.3 million for the nine months ended September 30, 2026 from $67.0 million for the nine months ended September 30, 2025. The decrease in net cash provided by operating activities was primarily related to increases in payments for salaries and related expenses for our revenue-generating professionals, selling, general and administrative expenses, the amount paid for annual performance bonuses in the first quarter of 2026 compared to the first quarter of 2025, and interest expense, as well as an increase in unbilled receivables for certain large engagements for which we are not yet entitled to bill for the performance-based fees in accordance with the contract terms. These decreases in net cash provided by operating activities were partially offset by an increase in cash collections in the first nine months of 2026 compared to the first nine months of 2025.
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
Net cash used in investing activities for the nine months ended September 30, 2026 was $55.7 million, which primarily consisted of $27.8 million for the purchases of businesses; $14.7 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; $14.2 million for payments related to internally developed software to advance our Education and Healthcare software products; and $2.0 million for a payment related to the origination of a note receivable. These uses of cash for investing activities were partially offset by $2.3 million of cash received to settle an outstanding promissory note from the 2024 divestiture of our Studer Education practice.
Net cash used in investing activities for the nine months ended September 30, 2025 was $133.2 million, which primarily consisted of $107.2 million for the purchases of businesses; $15.4 million for payments related to internally developed software to advance our Education and Healthcare software products; $7.9 million for purchases of property and equipment, primarily related to purchases of computers and related equipment and leasehold improvements for certain office spaces; and $2.9 million for contributions to our life insurance policies.

We estimate that cash utilized for purchases of property and equipment and software development in 2026 will total approximately $40 million to $50 million; primarily consisting of software development costs, leasehold improvements and furniture and fixtures for certain office spaces, and information technology-related equipment to support our corporate infrastructure.
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
Net cash provided by financing activities for the nine months ended September 30, 2026 was $41.7 million. The net borrowings of $304.0 million during the first nine months of 2026 were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2026, share repurchases, and the business acquisition in the second quarter of 2026. Additionally, during the first nine months of 2026, we paid $233.7 million for the settlement of share repurchases and we reacquired $21.1 million of common stock as a result of tax withholdings upon vesting of share-based compensation. During the first nine months of 2026, we paid $11.0 million to the sellers of a business acquisition for achieving specified financial performance targets in accordance with the related purchase agreements. Of the total $11.0 million payment made, $8.7 million is classified as a cash outflow from financing activities and represents the amount paid up to the fair value of the contingent consideration liability recorded as of the acquisition date. The remaining $2.3 million is classified as a cash outflow from operating activities. These uses of cash for financing activities were partially offset by $1.1 million of cash received from stock option exercises in the first nine months of 2026.
Net cash provided by financing activities for the nine months ended September 30, 2025 was $68.2 million. The net borrowings of $253.3 million during the first nine months of 2025 were primarily used to fund our operations, including our annual performance bonus payments in the first quarter of 2025, and our programmatic business acquisitions. The aggregate borrowings and repayments during the first nine months of 2025 include the
$400 million term loan proceeds received in the third quarter of 2025 under the Fourth Amended and Restated Credit Agreement (the “Amended
Credit Agreement”), which were used to repay outstanding borrowings under the Third Amended and Restated Credit Agreement. In conjunction with the closing of the Amended Credit Agreement, we paid $3.1 million of debt issuance costs. See “Financing Arrangements” below for additional information on the Amended Credit Agreement. Additionally, during the first nine months of 2025, we paid $153.1 million for the settlement of share repurchases and we reacquired $33.0 million of common stock as a result of tax withholdings upon vesting of share-based compensation. These uses of cash for financing activities were partially offset by $4.1 million of cash received from stock option exercises in the first nine months of 2025.

Share Repurchase Program
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Subsequently, and through September 30, 2026, our board of directors increased the authorized amount to $900 million and authorized extensions of the share repurchase program through December 31, 2026. Additionally, in the fourth quarter of 2026, our board of directors authorized a further increase to the authorized amount under the share repurchase program from $900 million to $1.1 billion and an extension of the share repurchase program through December 31, 2028. As of September 30, 2026, prior to the $200 million increase authorized by the board of directors in the fourth quarter of 2026, $65.9 million remained available for share repurchases under our share repurchase program. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.
Financing Arrangements
At September 30, 2026, we had $815.0 million outstanding under our senior secured credit agreement, as discussed below.
We have a $700 million Revolver and a $400 million Term Loan, subject to the terms of the Amended Credit Agreement dated as of July 30, 2025, both of which mature on July 30, 2030. The Term Loan is subject to scheduled quarterly amortization payments of $5.0 million which began September 30, 2025 and continue through the maturity date of July 30, 2030, at which time the outstanding principal balance and all accrued interest will be due.
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
The Amended Credit Agreement contains usual and customary representations and warranties; affirmative and negative covenants, which include limitations on liens, investments, additional indebtedness, and restricted payments; and two quarterly financial covenants as follows: (i) a maximum Consolidated Leverage Ratio (defined as the ratio of debt to consolidated EBITDA) of 3.75 to 1.00; however the maximum permitted Consolidated Leverage Ratio will increase to 4.25 to 1.00 upon the occurrence of a Qualified Acquisition (as defined in the Amended Credit Agreement), and (ii) a minimum Consolidated Interest Coverage Ratio (defined as the ratio of consolidated EBITDA to interest) of 3.00 to 1.00. Consolidated EBITDA for purposes of the financial covenants is calculated on a continuing operations basis and includes adjustments to add back non-cash goodwill impairment charges, share-based compensation costs, certain non-cash restructuring charges, pro forma historical EBITDA for businesses acquired, and other specified items in accordance with the Amended Credit Agreement. For purposes of the Consolidated Leverage Ratio, total debt is on a gross basis and is not netted against our cash balances. At September 30, 2026 and December 31, 2025, we were in compliance with these financial covenants. Our Consolidated Leverage Ratio as of September 30, 2026 was 2.64 to 1.00, compared to 1.93 to 1.00 as of December 31, 2025. Our Consolidated Interest Coverage Ratio as of September 30, 2026 was 7.58 to 1.00, compared to 8.12 to 1.00 as of December 31, 2025.
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
Borrowings outstanding under the Amended Credit Agreement at September 30, 2026 totaled $815.0 million, consisting of $440.0 million outstanding under the Revolver and $375.0 million outstanding under the Term Loan. Borrowings outstanding under the Amended Credit Agreement at December 31, 2025 totaled $511.0 million, consisting of $121.0 million outstanding under the Revolver and $390.0 million outstanding under the Term Loan. These borrowings carried a weighted average interest rate of 5.5% at September 30, 2026 and 5.3% at December 31, 2025, including the impact of the interest rate swaps described in Note 10 “Derivative Instruments and Hedging Activity” within the notes to the consolidated financial statements.

The borrowing capacity under the Revolver is reduced by any outstanding borrowings under the Revolver and outstanding letters of credit. At September 30, 2026, we had outstanding letters of credit totaling $0.4 million, which are used as security deposits for our office facilities. As of September 30, 2026, the unused borrowing capacity under the Revolver was $259.6 million.
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
We believe our internally generated liquidity, together with our available cash and the borrowing capacity available under our senior secured credit facility will be adequate to support our current financing needs and long-term growth strategy. From time to time, we may also seek to raise additional capital opportunistically through the issuance of debt or equity securities, including convertible debt, to fund acquisitions or other growth initiatives, refinance existing indebtedness, or for general corporate purposes. Our ability to secure additional financing in the future, if needed, will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity, and the overall condition of the credit markets.
OFF-BALANCE SHEET ARRANGEMENTS
We are not a party to any material off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We regularly review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment. The preparation of financial statements in conformity with GAAP requires management to make assessments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Critical accounting policies and estimates are those policies and estimates that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies and estimates are important, we believe that there are five accounting policies and estimates that could be considered critical: revenue recognition, allowances for doubtful accounts and unbilled services, business combinations, carrying values of goodwill and other intangible assets, and accounting for income taxes. For a detailed discussion of these critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2026.
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
Interest Rate Risk
We have exposure to changes in interest rates associated with borrowings under our senior secured credit facility. At our option, these borrowings bear interest at one, three or six month Term SOFR or an alternate base rate, in each case plus the applicable margin. At September 30, 2026, we had borrowings outstanding under our senior secured credit facility totaling $815.0 million that carried a weighted average interest rate of 5.5%, including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have a $5.7 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps. At December 31, 2025, we had borrowings outstanding under our senior secured credit facility totaling $511.0 million that carried a weighted average interest rate of 5.3% including the impact of the interest rate swaps described below. A hypothetical 100 basis point change in the interest rate would have had a $2.6 million effect on our pretax income on an annualized basis, including the effect of the interest rate swaps.
We enter into forward interest rate swap agreements to hedge against the interest rate risks of our variable-rate borrowings. Under the terms of the interest rate swap agreement, we receive from the counterparty interest on the notional amount based on one month Term SOFR and we pay to the counterparty a stated, fixed rate. As of both September 30, 2026 and December 31, 2025, the aggregate notional amount of our forward interest rate swap agreements was $250.0 million. The outstanding interest rate swap agreements as of September 30, 2026 are scheduled to mature on a staggered basis through February 28, 2030.
Foreign Currency Risk
We have exposure to changes in foreign currency exchange rates associated with our operations in India and Canada. We hedge a portion of our cash flow exposure related to our INR-denominated intercompany expenses and our translation risk related to our USD-denominated intercompany receivables in Canada by entering into foreign exchange forward contracts.
Indian Rupee Forward Contracts: As of September 30, 2026 and December 31, 2025, the aggregate notional amounts of these contracts were Indian Rupee (INR) 1.59 billion, or $16.5 million, and Indian Rupee (INR) 1.47 billion, or $16.3 million, respectively, based on the exchange rates in effect as of each period end. The outstanding Indian Rupee forward contracts as of September 30, 2026 are scheduled to mature monthly through August 31, 2027.
Canadian Dollar Forward Contracts: As of September 30, 2026 and December 31, 2025, the notional amount of our outstanding Canadian Dollar forward contracts was $20.0 million and $25.0 million, respectively. The outstanding Canadian Dollar forward contract as of September 30, 2026 is scheduled to settle on December 31, 2026.
We use a sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our foreign exchange forward contract portfolio. The sensitivity of the portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the derivatives and does not reflect the offsetting gain or loss on the underlying exposure. A hypothetical 100 basis point change in the USD to INR and USD to CAD exchange rates would have an immaterial impact on the fair value of our derivative instruments as of September 30, 2026 and December 31, 2025.
Market Risk
We have a 1.69% convertible debt investment in Shorelight Holdings, LLC, a privately-held company, which we account for as an available-for-sale debt security. As such, the investment is carried at fair value with unrealized holding gains and losses excluded from earnings and reported in other comprehensive income. To the extent any change in fair value is the result of a change in credit-related factors, such change is recorded to other income (expense), net in our consolidated statement of operations as a change to the allowance for credit losses. The allowance for credit losses is calculated as the difference between the present value of expected cash flows to be generated from the investment and the cost basis, limited to the difference between the fair value and cost basis. As of September 30, 2026, the fair value of the investment was $22.3 million with a total cost basis of $40.9 million. The fair value of $22.3 million includes a $15.2 million allowance for credit losses. As of December 31, 2025, the fair value of the investment was $34.1 million with a total cost basis of $40.9 million. The fair value of $34.1 million included a $10.4 million allowance for credit losses.
We have an equity investment in a privately-held hospital-at-home company, which we account for as equity securities without a readily determinable fair value using the measurement alternative. As such, the investment is carried at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. As of September 30, 2026 and December 31, 2025, the carrying value of the investment was $0.1 million and $2.4 million, respectively, with a total cost basis of $5.0 million. In the second quarter of 2026, we recognized a non-cash impairment charge of $2.2 million based on the valuation established in the most recent financing round. In the first quarter of 2025, we recognized a non-cash impairment charge of $4.2 million on our investment based on the valuation anticipated from the hospital-at-home company's merger with a third-party. Upon the completion of the merger in the second quarter of 2025, we recognized an additional

$0.8 million non-cash impairment charge based on the final valuation utilized in the merger. The non-cash impairment charges were recorded to other income (expense), net in our consolidated statement of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act, and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our Employee Stock Purchase Program and 2012 Omnibus Incentive Plan permit the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. During the quarter ended September 30, 2026, we reacquired 2,688 shares of common stock with a weighted average fair market value of $100.43 as a result of such tax withholdings.
In November 2020, our board of directors authorized a share repurchase program permitting us to repurchase up to $50 million of our common stock through December 31, 2021. Subsequently, and through September 30, 2026, our board of directors increased the authorized amount to $900 million and authorized extensions of the share repurchase program through December 31, 2026. Additionally, in the fourth quarter of 2026, our board of directors authorized a further increase to the authorized amount under the share repurchase program from $900 million to $1.1 billion and an extension of the share repurchase program through December 31, 2028. As of of September 30, 2026, prior to the $200 million increase authorized by the board of directors in the fourth quarter of 2026, $65.9 million remained available for share repurchases under our share repurchase program. The amount and timing of repurchases under the share repurchase program were and will continue to be determined by management and depend on a variety of factors, including the trading price of our common stock, capacity under our credit facility, general market and business conditions, and applicable legal requirements.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
July 1, 2026 - July 31, 2026	175,356	$150.02	172,865	$65,926,501
August 1, 2026 - August 31, 2026	109	$151.77	—	$65,926,501
September 1, 2026 - September 30, 2026	88	$157.66	—	$65,926,501
Total	175,553	$150.02	172,865
(1)The number of shares repurchased included 2,491 shares in July 2026, 109 shares in August 2026, and 88 shares in September 2026 to satisfy employee tax withholding requirements. These shares do not reduce the repurchase authority under the share repurchase program.
(2)As of the end of the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our officers and/or directors during the third quarter of 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Action	Date of Rule 10b5-1 Trading Plan Action	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Shares to be Sold
James H. Roth - Vice Chairman of the Board	Adoption	8/17/2026	11/19/2027	6,500

During the third quarter of 2026, none of our officers or directors modified or terminated contracts, instructions or written plans for the sale or purchase of our securities intended to satisfy the affirmative defense condition of Rule 10b5-1(c) or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Huron Consulting Group Inc.
(Registrant)

Date:	November 3, 2026	/s/ JOHN D. KELLY
John D. Kelly
Executive Vice President, Chief Financial Officer and Treasurer